Form 10-Q
period 2020-06-30
Stable Road Acquisition Corp.
filed 2020-08-11
CIK 1781162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 17,795,000 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

STABLE ROAD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STABLE ROAD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$933,897	$1,093,184
Prepaid expenses	135,193	268,616
Prepaid income taxes	330,980	—
Total Current Assets	1,400,070	1,361,800

Cash and marketable securities held in Trust Account	173,046,751	172,846,011
Total Assets	$174,446,821	$174,207,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$138,476	$147,742
Income taxes payable	—	47,567
Total Current Liabilities	138,476	195,309

Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	7,038,476	7,095,309

Commitments and Contingencies

Class A common stock subject to possible redemption, 16,240,834 and 16,211,250 shares at $10.00 per share redemption value at June 30, 2020 and December 31, 2019, respectively	162,408,340	162,112,500

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,554,166 and 1,583,750 issued and outstanding (excluding 16,240,834 and 16,211,250 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	155	158
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2020 and December 31, 2019	431	431
Additional paid-in capital	4,641,217	4,937,054
Retained earnings	358,202	62,359
Total Stockholders’ Equity	5,000,005	5,000,002
Total Liabilities and Stockholders’ Equity	$174,446,821	$174,207,811

The accompanying notes are an integral part of the unaudited condensed financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 28, 2019 (Inception) Through June 30,
	2020	2020	2019
General and administrative expenses	$315,695	$552,574	$865
Loss from operations	(315,695)	(552,574)	(865)

Other income:
Interest earned on marketable securities held in Trust Account	355,824	1,025,613	—

Income (loss) before provision for income taxes	40,129	473,039	(865)
Provision for income taxes	(3,757)	(177,196)	—
Net income (loss)	$36,372	$295,843	$(865)

Weighted average shares outstanding of Class A redeemable common stock	17,250,000	17,250,000	—
Basic and diluted income per share, Class A	$0.02	$0.04	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock (1)	4,857,500	4,857,500	3,750,000
Basic and diluted net loss per share, Class A and Class B	$(0.05)	$(0.09)	$(0.00)

(1)	At June 30, 2019, excluded up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the unaudited condensed financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,583,750	$158	4,312,500	$431	$4,937,054	$62,359	$5,000,002

Change in value of common stock subject to possible redemption	(25,947)	(2)	—	—	(259,468)	—	(259,470)

Net income	—	—	—	—	—	259,471	259,471

Balance – March 31, 2020	1,557,803	156	4,312,500	431	4,677,586	321,830	5,000,003

Change in value of common stock subject to possible redemption	(3,637)	(1)	—	—	(36,369)	—	(36,370)

Net income	—	—	—	—	—	36,372	36,372

Balance – June 30, 2020	1,554,166	$155	4,312,500	$431	$4,641,217	$358,202	$5,000,005

FOR THE PERIOD FROM MAY 28, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – May 28, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(865)	(865)

Balance – June 30, 2019	4,312,500	$431	$24,569	$(865)	$24,135

(1)	Included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the unaudited condensed financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from May 28, 2019 (Inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$295,843	$(865)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor
Interest earned on marketable securities held in Trust Account	(1,025,613)	865
Changes in operating assets and liabilities:
Prepaid expenses	133,423	—
Prepaid income taxes	(330,980)
Accrued expenses	(9,266)	—
Income taxes payable	(47,567)	—
Net cash used in operating activities	(984,160)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	824,873	—
Net cash provided by investing activities	824,873	—

Net Change in Cash	(159,287)	—
Cash – Beginning of period	1,093,184	—
Cash – End of period	$933,897	—

Supplemental cash flow information:
Cash paid for income taxes	$657,590	$—

Supplemental Disclosure of Non-Cash Activities:
Change in value of common stock subject to possible redemption	$295,840	$—
Offering costs included in accrued offering costs	$—	$30,000
Payment of offering costs through promissory note	$—	$16,230
Offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Stable Road Acquisition Corp. (the “Company”) was incorporated in Delaware on May 28, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focusing its search on companies in the cannabis industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $10,924,857, consisting of $3,450,000 of underwriting fees, $6,900,000 of deferred underwriting fees and $574,857 of other offering costs. In addition, as of June 30, 2020, cash of $933,897 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock held by Public Stockholders features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, there were 16,240,834 and 16,211,250 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock held by Public Stockholders for the three and six months ended June 30, 2020 is calculated by dividing the interest income earned on the Trust Account of $355,824 and $1,025,613, respectively, net of applicable franchise and income taxes of approximately $54,000 and $277,000, respectively, for the three and six months ended June 30, 2020, by the weighted average number of shares of Class A redeemable common stock held by Public Stockholders since issuance. Net loss per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing net income for the three and six months ended June 30, 2020 of $36,372 and $295,843, less income attributable to Class A redeemable common stock of $302,067 and $748,417, respectively, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the shares included in the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There were no outstanding borrowings under the Working Capital Loans as of June 30, 2020.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 8, 2019 through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative support. For the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $80,000 and $20,000, are included in accrued expenses in the accompanying condensed balance sheets at June 30, 2020 and December 31, 2019, respectively.

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

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,554,166 and 1,583,750 shares of Class A common stock issued or outstanding, excluding 16,240,834 and 16,211,250 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

At June 30, 2020, assets held in the Trust Account were comprised of $111 in cash and $173,046,640 in U.S. Treasury securities. During the six months ended June 30, 2020, the Company withdrew $824,873 of interest income from the Trust Account to pay for franchise taxes.

At December 31, 2019, assets held in the Trust Account were comprised of $873 in cash and $172,845,138 in U.S. Treasury securities. During the period from May 28, 2019 (inception) through December 31, 2019, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains and fair value of held-to-maturity securities at June 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Loss	Fair Value
June 30, 2020	U.S. Treasury Securities (Mature on 11/12/2020)	$173,046,640	$(11,791)	$173,034,849

December 31, 2019	U.S. Treasury Securities (Mature on 5/14/2020)	$172,845,138	$13,410	$172,858,548

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

For the three months ended June 30, 2020, we had net income of $36,372, which consists of interest income on marketable securities held in the trust account (“Trust Account”) of $355,824, offset by operating costs of $315,695 and a provision for income taxes of $3,757.

For the six months ended June 30, 2020, we had net income of $295,843, which consists of interest income on marketable securities held in the Trust Account of $1,025,613, offset by operating costs of $552,574 and a provision for income taxes of $177,196.

For the period from May 28, 2019 (inception) through June 30, 2019, we had net loss of $865, which consists of formation costs.

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

For the six months ended June 30, 2020, cash used in operating activities was $984,160. Net income of $295,843 was offset by interest earned on marketable securities held in the Trust Account of $1,025,613 and changes in operating assets and liabilities, which used $254,390 of cash from operating activities.

As of June 30, 2020, we had cash and marketable securities in the Trust Account of $173,046,751. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the six months ended June 30, 2020, we withdrew $824,873 of interest income from the Trust Account to pay for franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $933,897 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” COVID-19 has caused a widespread health crisis that has adversely affected the economies and financial markets worldwide as well as the businesses of many potential business combination targets. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

STABLE ROAD ACQUISITION CORP.

Date: August 11, 2020		/s/ Brian Kabot
	Name:	Brian Kabot
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2020		/s/ James Norris
	Name:	James Norris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)