Form 10-Q
period 2020-09-30
Stable Road Acquisition Corp.
filed 2020-11-16
CIK 1781162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 17,795,000 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

STABLE ROAD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2020, the three months ended September 30, 2019, and the period from May 28, 2019 (inception) through September 30, 2019	2
Condensed Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2020, the three months ended September 30, 2019, and the period from May 28, 2019 (inception) through September 30, 2019	3
Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and the period from May 28, 2019 (inception) through September 30, 2019	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STABLE ROAD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$780,336	$1,093,184
Prepaid expenses	40,387	268,616
Prepaid income taxes	327,751	—
Total Current Assets	1,148,474	1,361,800

Cash and marketable securities held in Trust Account	173,084,402	172,846,011
Total Assets	$174,232,876	$174,207,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$89,141	$147,742
Income taxes payable	—	47,567
Total Current Liabilities	89,141	195,309

Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	6,989,141	7,095,309

Commitments and Contingencies

Class A common stock subject to possible redemption, 16,224,373 and 16,211,250 shares at $10.00 per share redemption value at September 30, 2020 and December 31, 2019, respectively	162,243,730	162,112,500

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,570,627 and 1,583,750 issued and outstanding (excluding 16,224,373 and 16,211,250 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	157	158
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2020 and December 31, 2019	431	431
Additional paid-in capital	4,805,825	4,937,054
Retained earnings	193,592	62,359
Total Stockholders’ Equity	5,000,005	5,000,002
Total Liabilities and Stockholders’ Equity	$174,232,876	$174,207,811

The accompanying notes are an integral part of the unaudited condensed financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 28, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
General and administrative expenses	$223,942	$—	$776,516	$865
Loss from operations	(223,942)	—	(776,516)	(865)

Other income:
Interest earned on marketable securities held in Trust Account	61,541	—	1,087,154	—

(Loss) income before provision for income taxes	(162,401)	—	310,638	(865)
Provision for income taxes	(2,209)	—	(179,405)	—
Net income (loss)	$(164,610)	$—	$131,233	$(865)

Weighted average shares outstanding of Class A redeemable common stock	17,250,000	—	17,250,000	—
Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00	$0.04	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock (1)	4,857,500	3,750,000	4,857,500	3,750,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.04)	$(0.00)	$(0.13)	$(0.00)

(1)	At September 30, 2019, excluded up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the unaudited condensed financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,583,750	$158	4,312,500	$431	$4,937,054	$62,359	$5,000,002

Change in value of common stock subject to possible redemption	(25,947)	(2)	—	—	(259,468)	—	(259,470)

Net income	—	—	—	—	—	259,471	259,471
Balance – March 31, 2020	1,557,803	156	4,312,500	431	4,677,586	321,830	5,000,003

Change in value of common stock subject to possible redemption	(3,637)	(1)	—	—	(36,369)	—	(36,370)

Net income	—	—	—	—	—	36,372	36,372
Balance – June 30, 2020	1,554,166	155	4,312,500	431	4,641,217	358,202	5,000,005

Change in value of common stock subject to possible redemption	16,461	2	—	—	164,608	—	164,610

Net loss	—	—	—	—	—	(164,610)	(164,610)
Balance – September 30, 2020	1,570,627	$157	4,312,500	$431	$4,805,825	$193,592	$5,000,005

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND

FOR THE PERIOD FROM MAY 28, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – May 28, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(865)	(865)
Balance – June 30, 2019	4,312,500	431	24,569	(865)	24,135

Net loss	—	—	—	—	—
Balance – September 30, 2019	4,312,500	$431	$24,569	$(865)	$24,135

(1)	Included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the unaudited condensed financial statements

STABLE ROAD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from May 28, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$131,233	$(865)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,087,154)	—
Formation costs paid by Sponsor		865
Changes in operating assets and liabilities:
Prepaid expenses	228,229	—
Prepaid income taxes	(327,751)	—
Accrued expenses	(58,601)	—
Income taxes payable	(47,567)	—
Net cash used in operating activities	(1,161,611)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	848,763	—
Net cash provided by investing activities	848,763	—

Net Change in Cash	(312,848)	—
Cash – Beginning of period	1,093,184	—
Cash – End of period	$780,336	$—

Supplemental cash flow information:
Cash paid for income taxes	$657,590	$—

Supplemental Disclosure of Non-Cash Activities:
Change in value of common stock subject to possible redemption	$131,230	$—
Offering costs included in accrued offering costs	$—	$36,640
Payment of offering costs through promissory note	$—	$134,085
Offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed acquisition of Momentus Inc., a Delaware corporation (“Momentus”), as more fully discussed in Note 9. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $10,924,857, consisting of $3,450,000 of underwriting fees, $6,900,000 of deferred underwriting fees and $574,857 of other offering costs. In addition, as of September 30, 2020, cash of $780,336 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SEPTEMBER 30, 2020

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock held by Public Stockholders features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, there were 16,224,373 and 16,211,250 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the closing date of the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $10,924,857 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $208,000 and $24,000, respectively, which had a full valuation allowance recorded against it of approximately $208,000 and $24,000, respectively.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax expense of approximately $2,000 and $179,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate of (1)% and 58% for the three and nine months ended September 30, 2020, respectively, differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. The provision for income taxes was deemed to be de minimis for the three months ended September 30, 2019 and for the period from May 28, 2019 (inception) through September 30, 2019.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock held by Public Stockholders for the three and nine months ended September 30, 2020 is calculated by dividing the interest income earned on the Trust Account of $61,541 and $1,087,154, respectively, net of applicable franchise and income taxes of approximately $2,000 and $179,000, respectively, for the three and nine months ended September 30, 2020, by the weighted average number of shares of Class A redeemable common stock held by Public Stockholders since issuance. Net loss per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing net (loss) income for the three and nine months ended September 30, 2020 of ($164,610) and $131,233, less income attributable to Class A redeemable common stock of $9,332 and $757,749, respectively, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods. Class A and Class B non-redeemable common stock includes the Founder Shares and the shares included in the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There were no outstanding borrowings under the Working Capital Loans as of September 30, 2020 and December 31, 2019.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 8, 2019 through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative support. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $90,000, respectively, in fees for these services, of which $0 and $20,000, are included in accrued expenses in the accompanying condensed balance sheets at September 30, 2020 and December 31, 2019, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or completion of a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,570,627 and 1,583,750 shares of Class A common stock issued or outstanding, excluding 16,224,373 and 16,211,250 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2020, assets held in the Trust Account were comprised of $179 in cash and $173,084,223 in U.S. Treasury securities. During the nine months ended September 30, 2020, the Company withdrew $848,763 of interest income from the Trust Account to pay for franchise taxes.

At December 31, 2019, assets held in the Trust Account were comprised of $873 in cash and $172,845,138 in U.S. Treasury securities. During the period from May 28, 2019 (inception) through December 31, 2019, the Company did not withdraw any interest income from the Trust Account.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The gross holding gains and fair value of held-to-maturity securities at September 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 11/12/2020)	$173,084,223	$9,735	$173,093,958

December 31, 2019	U.S. Treasury Securities (Mature on 5/14/2020)	$172,845,138	$13,410	$172,858,548

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Quoted Prices in Active Markets
Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$173,094,137	$172,846,011

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements. Capitalized terms used in this Note 9 but not otherwise defined herein have the meanings given to them in the Merger Agreement (as defined below).

On October 7, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Project Marvel First Merger Sub, Inc., a Delaware corporation (“First Merger Sub”), Project Marvel Second Merger Sub, LLC, a Delaware limited liability company (“Second Merger Sub”), and Momentus, pursuant to which: (a) First Merger Sub will merge with and into Momentus (the “First Merger”), with Momentus being the surviving corporation of the First Merger (such company, in its capacity as the surviving corporation of the First Merger, the “Surviving Corporation”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving company of the Second Merger. The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the equityholders of Momentus will be paid in equity consideration equal to $1,131,000,000, minus Momentus’ indebtedness for borrowed money as of the closing of the Mergers (the “Closing”), plus the amount of Momentus’ cash and cash equivalents (excluding restricted cash as determined in accordance with GAAP, any cash being held on behalf of Momentus’ customers and any security deposits for leases) as of the Closing, plus the aggregate exercise price of all outstanding options and warrants (the “Merger Consideration”). The Merger Consideration payable to the stockholders of Momentus will be paid in shares of newly issued Class A common stock of the Company (“Parent Class A Common Stock”), with a deemed value of $10 per share. In addition, the Company will pay off, or cause to be paid off, on behalf of Momentus and in connection with the Closing, Momentus’ outstanding indebtedness for borrowed money.

On October 7, 2020, the Company entered into Subscription Agreements with certain investors pursuant to which the investors have agreed to purchase an aggregate of 17,500,000 shares of Parent Class A Common Stock in a private placement for $10.00 per share, including 1,000,000 shares which were agreed to be purchased by SRAC PIPE Partners LLC, a Delaware limited liability company.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

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

Recent Developments

On October 7, 2020, we entered into the Merger Agreement with First Merger Sub, Second Merger Sub and Momentus, pursuant to which we will effectuate the Mergers. Pursuant to the Merger Agreement, the aggregate merger consideration payable to the equityholders of Momentus will be paid in equity consideration equal to $1,131,000,000, minus Momentus’ indebtedness for borrowed money as of the Closing, plus the amount of Momentus’ cash and cash equivalents (excluding restricted cash as determined in accordance with GAAP, any cash being held on behalf of Momentus’ customers and any security deposits for leases) as of the Closing, plus the aggregate exercise price of all outstanding options and warrants (the “Merger Consideration”). The Merger Consideration payable to the stockholders of Momentus will be paid in shares of newly issued Class A common stock, with a deemed value of $10 per share. See Note 9 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, identifying a target for our initial Business Combination and we do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended September 30, 2020, we had net loss of $164,610, which consists of operating costs of $223,942 and a provision for income taxes of $2,209, offset by interest income on marketable securities held in the trust account (“Trust Account”) of $61,541.

For the nine months ended September 30, 2020, we had net income of $131,233, which consists of operating costs of $776,516 and a provision for income taxes of $179,405, offset by interest income on marketable securities held in the Trust Account of $1,087,154.

For the three months ended September 30, 2019 and the period from May 28, 2019 (inception) through September 30, 2019, we had net loss of $0 and $865, respectively, which consists of formation costs.

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

For the nine months ended September 30, 2020, cash used in operating activities was $1,161,611. Net income of $131,233 was offset by interest earned on marketable securities held in the Trust Account of $1,087,154 and changes in operating assets and liabilities, which used $205,690 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities in the Trust Account of $173,084,402. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the nine months ended September 30, 2020, we withdrew $848,763 of interest income from the Trust Account to pay for taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $780,336 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net income per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020. As of the date of this Report, other than as described below and in the Form S-4 filed by the company on November 2, 2020, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” COVID-19 has caused a widespread health crisis that has adversely affected the economies and financial markets worldwide as well as the businesses of many potential business combination targets. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or Momentus’ or any other target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of Momentus’ or any other target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

STABLE ROAD ACQUISITION CORP.

Date: November 13, 2020		/s/ Brian Kabot
	Name:	Brian Kabot
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020		/s/ James Norris
	Name:	James Norris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)