Form 10-K
period 2020-12-31
Stable Road Acquisition Corp.
filed 2021-03-08
CIK 1781162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of the Class A common stock on The Nasdaq Stock Market LLC on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $177.1 million.

As of March 5, 2021, there were 17,795,000 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Momentus Inc., or any other initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors summarized under the heading “Summary Risk Factors” and described more fully under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

ii

Unless otherwise stated in this report, or the context otherwise requires, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“SEC” are to the Securities and Exchange Commission;

●	“sponsor” are to SRC-NI Holdings, LLC, a Delaware limited liability company;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “SRAC,” “company” or “our company” are to Stable Road Acquisition Corp.

iii

PART I

Item 1. Business.

Our Company

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Throughout this Report we will refer to this as our initial business combination. In November 2019, we closed our initial public offering for the sale of an aggregate of 17,250,000 units at a price of $10.00 per unit, yielding gross proceeds of $172,500,000. Simultaneous with the closing of such offering, SRAC consummated the sale of 545,000 private placement units at a price of $10.00 per unit ($5,450,000 in the aggregate) in a private placement. Such proceeds have been deposited in our trust account.

Proposed Business Combination with Momentus

On October 7, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among SRAC, Project Marvel First Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of SRAC (“First Merger Sub”), Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of SRAC (“Second Merger Sub”), and Momentus Inc., a Delaware corporation (“Momentus”), pursuant to which, among other things: (a) First Merger Sub will merge with and into Momentus (“First Merger”), with Momentus being the surviving corporation of the First Merger and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, Momentus will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving company of the Second Merger. The Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Transaction.”

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the equityholders of Momentus will be paid in equity consideration equal to $1,131,000,000, minus Momentus’ indebtedness for borrowed money as of the closing of the Mergers (the “Closing”), plus the amount of Momentus’ cash and cash equivalents (excluding restricted cash as determined in accordance with GAAP, any cash being held on behalf of Momentus’ customers and any security deposits for leases) as of the Closing, plus the aggregate exercise price of all outstanding options and warrants (the “Merger Consideration”). The Merger Consideration payable to the stockholders of Momentus will be paid in shares of newly issued Class A common stock of SRAC, with a deemed value of $10 per share. In addition, SRAC will pay off, or cause to be paid off, on behalf of Momentus and in connection with the Closing, Momentus’ outstanding indebtedness for borrowed money.

In connection with the Proposed Transaction, each share of Momentus’ capital stock (subject to limited exceptions) will be cancelled and automatically deemed for all purposes to represent the right to receive a portion of the Merger Consideration in accordance with Momentus’ organizational documents. In addition, the Merger Consideration that is paid with respect to any shares of Momentus’ capital stock that is subject to any vesting restrictions or other conditions shall continue to be subject to such vesting restrictions and conditions after the Closing.

Each option of Momentus that is outstanding and unexercised immediately prior to the Closing (whether vested or unvested) will be automatically assumed by SRAC and converted into an option to acquire an adjusted number of shares of Class A common stock at an adjusted exercise price per share and will continue to be governed by substantially the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former option.

Each warrant to purchase shares of capital stock of Momentus that is outstanding and unexercised immediately prior to the Closing will be automatically converted into a warrant to acquire an adjusted number of shares of Class A common stock at an adjusted exercise price per share and will continue to be governed by substantially the same terms and conditions (including applicable vesting conditions) as were applicable to the corresponding former warrant.

Consummation of the Proposed Transaction is subject to customary closing conditions for special purpose acquisition companies, including the following conditions to each party’s obligations, among others: (a) approval by SRAC’s stockholders and Momentus’ stockholders, (b) SRAC having at least $5,000,001 of net tangible assets as of the effective time of the consummation of the Mergers, and (c) the approval of the listing of the shares of Class A common stock to be issued in connection with the Closing on The Nasdaq Stock Market LLC and the effectiveness of a Registration Statement on Form S-4. The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Mergers.

On October 7, 2020, we entered into Subscription Agreements with certain investors pursuant to which the investors have agreed to purchase an aggregate of 17,500,000 shares of Class A common stock in a private placement for $10.00 per share (the “Private Placement”). The proceeds from the Private Placement will be partially used to fund the Repurchase (as defined below) and for general working capital purposes following the closing. The closing of the transactions contemplated by the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transaction.

Concurrently with the execution of the Merger Agreement, Prime Movers Lab (“PML”), SRAC and Momentus entered into a repurchase agreement (the “Repurchase Agreement”) pursuant to which, amongst other things, SRAC has agreed to repurchase a certain number of shares of Class A common stock from PML, at a purchase price of $10.00 per share, immediately following the Closing (the “Repurchase”). The Repurchase is contingent on the amount of available cash SRAC has at the Closing from (a) the Private Placement (and any alternative financing arranged by SRAC and Momentus in the event the Private Placement becomes unavailable) and (b) the funds in SRAC’s trust account (after taking into account payments required to satisfy SRAC’s stockholder redemptions), after further deducting the amount of SRAC’s transaction expenses and Momentus’ transaction expenses (“Net Proceeds”) being in excess of $265 million. If Net Proceeds exceed $265,000,000 but are less than $280,000,000, the number of shares of Class A common stock subject to the Repurchase will be equal to the amount by which Net Proceeds exceed $250 million, divided by $10.00. In the event Net Proceeds are in excess of $280,000,000, the number of shares of Class A common stock subject to the Repurchase will be equal to $30,000,000, divided by $10.00. At the closing of the Repurchase, SRAC will be entitled to deduct from such cash payment an amount equal to 3.3% of such cash payment (representing PML’s obligation to pay Momentus a portion of its transaction expenses).

For additional information regarding the Proposed Transaction, Momentus, the Merger Agreement, the Subscription Agreements, the Repurchase Agreement and the other agreements entered into in connection with the Proposed Transaction, including risk and uncertainties with respect to Momentus and the parties’ ability to consummate the Proposed Transaction, see the Registration Statement on Form S-4, including a proxy statement/consent solicitation statement/prospectus included therein, initially filed by SRAC with the SEC on November 2, 2020, as subsequently amended.

Other than as specifically discussed, this Report does not assume the Closing of the Proposed Transaction.

Our Management Team

Our management team has broad experience in identifying targets and acquiring businesses through different economic cycles and under diverse market conditions. We believe our management team is well positioned to identify and evaluate businesses that would benefit from their skills and access to the public markets. We believe our management team offers extensive experience in growing and operating companies, as well as a deep network of contacts.

Our management team has over 60 years of combined professional experience and is led by Brian Kabot, the chief investment officer of Stable Road Capital, and Juan Manuel Quiroga, the chief investment officer of NALA Investments. Stable Road Capital is a single-family office managing a portfolio of investments across public securities, private credit, private equity, real estate and venture capital. NALA Investments is a single-family office with investment interests across various industries including communications, transportation, consumer products, real estate, technology and media. Stable Road Capital and NALA Investments manage, in the aggregate, over $1.0 billion of investment capital.

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

Past performance of our management team, Stable Road Capital or NALA Investments is not a guarantee either (i) of success with respect to any business combination we may consummate, including the Mergers, or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team, Stable Road Capital or NALA Investments as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. Our officers and directors have no other experience with blank check companies or special purpose acquisition companies. In addition, our executive officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities.

Business Strategy

Our strategy is to pursue one or more business combinations with companies that have an aggregate enterprise value in excess of $300 million, although target entities with a smaller enterprise value may be considered. We are seeking potential targets which we believe can materially grow revenue and earnings both organically and inorganically through the efforts of our management team. These may include targets that can benefit from access to capital in order to: (i) increase spending on strategic initiatives that are expected to generate favorable returns and which can accelerate revenue and earnings growth; (ii) invest in infrastructure or technology; or (iii) fundamentally restructure their business operations.

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

We are seeking a business combination with one or more companies that we believe possess some or all of the following characteristics:

●	Is highly scalable;

●	Has strong intellectual property including brands, technology, software, methods, etc.;

●	Has an institutional mindset/infrastructure;

●	Has a strong professional management team with deep networks within its industry and the ability to adapt to a quickly changing business environment;

●	Has potential to achieve significant growth in revenue and earnings;

●	Has potential to generate attractive returns on invested capital, with incremental investment opportunities that will allow the company to increase earnings;

●	Has strong intellectual property, a defensible business model, a strong competitive position established customer relationships, and sustainable margins;

●	Has potential to grow via add-on acquisitions or is viewed as an appropriate platform for a future roll-up strategy;

●	Can benefit from additional managerial guidance and strategic initiatives to reposition the company, accelerate growth or refocus the business on strategies that will result in value creation;

●	Will be well received by financial markets as a public company; and

●	Has the potential to generate risk-adjusted returns that are attractive for our stockholders.

These criteria are not intended to be exhaustive. We initially intended to focus our search for target businesses within the cannabis industry as described in the prospectus for our initial public offering, however, our efforts were not limited to that industry and spanned companies in various industries that had the potential to meet the other criteria and guidelines set forth in the prospectus. After initially evaluating several companies operating in the cannabis industry, we expanded our search to include companies operating in other high growth industries. In considering the Proposed Transaction with Momentus, our board of directors determined that the business combination was an attractive business opportunity that met the vast majority of the criteria and guidelines above, although not weighted or in any order of significance.

Competitive Strengths

We have leveraged and will continue to leverage the following competitive strengths in seeking to achieve our business strategy:

Experienced management team with proven expertise in deploying capital within numerous industries

We believe that our management team’s long and diverse transaction experience provides us with a competitive advantage. Our Chairman and Chief Executive Officer has over 19 years of principal investing experience across a number of industries as an owner or financier and our Chief Investment Officer has over 14 years of principal investing experience. Stable Road Capital and NALA Investments manage, in the aggregate, over $1.0 billion of investment capital. Our management team also has extensive experience acquiring companies for private equity investors. Their transaction history includes control private equity investments, distressed debt for control transactions, and a hostile takeover of a public company.

Leveraging management’s extensive experience in capital markets

Our management team has substantial cross capital structure experience in both the private and public markets. Their transaction experience includes private and public companies as well as debt and equity investments across various stages of a company’s lifecycle. In addition, our management team has also overseen portfolios that invested in a wide variety of transactions, including private equity, public equities, private and public credit, real estate, and venture capital. We view this broad experience in capital markets to be a competitive advantage in sourcing a prospective business combination.

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

Our Business Combination Process

We believe our management team’s operational and investment track record provides us with a deep understanding of challenges faced by operators and owners of high growth businesses. Our diligence includes an assessment of the company’s competitive advantage through meetings with management and key employees, key customers, interactions with consultants and experts within our network, visits of key operating facilities and a review of financial, legal and operational documents. We also have the ability to bring creative solutions from a capital structure, growth, vision and operational standpoint to unlock shareholder value. In addition, we have retained and worked with financial advisors and legal counsel as well as industry consultants to conduct due diligence, develop strategic plans, and implement operational strategies.

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

Financial Position

With funds available in the trust account for an initial business combination in the amount of $166,207,749 (as of December 31, 2020), after payment of $6,900,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

The Proposed Transaction with Momentus will require the approval of our stockholders.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is, as of December 31, 2020, approximately $10.04 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and (along with Cantor Fitzgerald & Co. (“Cantor”)) placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of our initial public offering, or until May 13, 2021, unless we obtain stockholder approval to amend our amended and restated certificate of incorporation to extend the date by which we must complete our initial business combination (the “extension date”).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our initial public offering, or until May 13, 2021, to complete our initial business combination, including the proposed business combination with Momentus. If we are unable to complete our initial business combination by May 13, 2021 or the extension date, as applicable, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by May 13, 2021 or the extension date, as applicable.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and (along with Cantor) placement shares held by them if we fail to complete our initial business combination by May 13, 2021 or the extension date, as applicable. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by May 13, 2021 or the extension date, as applicable.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination , or until May 13, 2021 or the extension date, as applicable, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriter’s fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $214,811 of proceeds held outside the trust account (as of December 31, 2020), although there is no assurance that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately $214,810 of proceeds held outside the trust account (as of December 31, 2020) from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 13, 2021 or the extension date, as applicable, may be considered a liquidating distribution under Delaware law. Delaware law provides that if a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 13, 2021 or the extension date, as applicable, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by May 13, 2021 or the extension date, as applicable, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 13, 2021 or the extension date, as applicable, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2021 or the extension date, as applicable, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 13, 2021 or the extension date, as applicable, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. In particular, our amended and restated certificate of incorporation may be amended with the affirmative vote of the holders of at least 65% of all then outstanding shares of our common stock to extend the May 13, 2021 deadline by which we must have completed our business combination.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the Proposed Transaction with Momentus. In addition, if we succeed in effecting the Proposed Transaction with Momentus, we will face additional and different risks and uncertainties related to the business of Momentus. Such material risks are set forth in the Registration Statement on Form S-4, including a proxy statement/consent solicitation statement/prospectus included therein, initially filed by SRAC with the SEC on November 2, 2020, as subsequently amended.

Summary Risk Factors

The following is a summary of certain material risks of which we are aware. You should carefully consider this summary, together with the more detailed description of each risk factor contained below.

●	We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination.

●	We may not be able to complete our initial business combination within the prescribed time frame.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

●	You will not be entitled to protections normally afforded to investors of certain other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.

●	If the net proceeds of our initial public offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate until May 13, 2021 or the extension date, as applicable, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

●	We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis.

●	Past performance by our management team may not be indicative of future performance of an investment in us.

●	We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

●	We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

●	We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

●	We are an emerging growth company and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Risks Related to our Business

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our initial stockholders beneficially own shares representing approximately 21.8% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Risks Related to the Initial Business Combination

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares, as well as any public shares purchased after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and placement shares, we would need only 6,196,251, or approximately 35.9%, of the 17,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders beneficially own shares representing approximately 21.8%of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 18 months from the closing of our initial public offering, or by May 13, 2021 or the extension date, as applicable. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering, or by May 13, 2021 or the extension date, as applicable, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of our initial public offering, or by May 13, 2021 or the extension date, as applicable, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If the net proceeds of our initial public offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate until May 13, 2021 or the extension date, as applicable, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until May 13, 2021 or the extension date, as applicable, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account as of December 31, 2020 of $214,811 and the additional $600,000 of funds loaned to us by Stable Road Capital, LLC and DIBALYD Investments, an affiliate of Nala Investments, in February 2021 (which funds are held outside of the trust account) are sufficient to allow us to operate until May 13, 2021 or the extension date, as applicable; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the placement units, only approximately $214,811 (as of December 31, 2020) is available to us outside the trust account to fund our working capital requirements. In February 2021, Stable Road Capital, LLC and DIBALYD Investments, an affiliate of Nala Investments, loaned us $600,000 pursuant to non-interest bearing promissory notes, which funds are available to be used for working capital expenses. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds to be held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign prior to or upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2021, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2021, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Risks Related to the Redemption of Shares

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

Risks Related to Class A Common Stock

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

We issued warrants to purchase 8,625,000 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued an aggregate of 272,500 placement warrants. Our initial stockholders currently beneficially own an aggregate of 4,312,500 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 73,307,500 and 5,687,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance as of December 31, 2020, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. There are currently no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2021 or the extension date, as applicable, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

General Risks

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2021 or the extension date, as applicable, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by May 13, 2021 or the extension date, as applicable,, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

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

Item 3. Legal Proceedings.

On December 3, 2020, a purported stockholder of SRAC filed a complaint against us and our board of directors in the United States District Court for the Southern District of New York, in a case captioned Wallace v. Stable Road Acquisition Corp., et al., No. 1:20-cv-10193, alleging that our Registration Statement on Form S-4, originally filed with the SEC on November 2, 2020, omitted certain material information regarding the Proposed Transaction with Momentus, in violation of the securities laws.  As relief, the complaint seeks an injunction barring us from proceeding with a stockholder vote with respect to, or consummating, the Proposed Transaction absent additional disclosures, as well as unspecified costs and damages.  On December 9, 2020, another purported stockholder of filed a complaint against us and our board of directors in the Supreme Court of the State of New York for the County of New York, in a case captioned Ciccotelli v. Stable Road Acquisition Corp., et al., No. 656895/2020, raising similar allegations and seeking similar relief as the complaint from the Wallace action.

In January 2021, the SEC’s Division of Enforcement informed SRAC that it was investigating certain disclosures made in filings with the SEC, including in connection with the Business Combination. SRAC is fully cooperating with the SEC’s investigation.

We believe the outcome of these matters cannot be determined at this time.

Except as set forth above, to the knowledge of our management, there is no material litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

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

Holders

On March 1, 2021, there were three holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Proposed Business Combination with Momentus

On October 7, 2020, we entered into the Merger Agreement with First Merger Sub, Second Merger Sub and Momentus. The Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Transaction”.

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the equityholders of Momentus will be paid in equity consideration equal to $1,131,000,000, minus Momentus’ indebtedness for borrowed money as of the Closing, plus the amount of Momentus’ cash and cash equivalents (excluding restricted cash as determined in accordance with GAAP, any cash being held on behalf of Momentus’ customers and any security deposits for leases) as of the Closing, plus the aggregate exercise price of all outstanding options and warrants (the “Merger Consideration”). The Merger Consideration payable to the stockholders of Momentus will be paid in shares of newly issued Class A common stock of SRAC, with a deemed value of $10 per share. In addition, SRAC will pay off, or cause to be paid off, on behalf of Momentus and in connection with the Closing, Momentus’ outstanding indebtedness for borrowed money.

In connection with the Proposed Transaction, each share of Momentus’ capital stock (subject to limited exceptions) will be cancelled and automatically deemed for all purposes to represent the right to receive a portion of the Merger Consideration in accordance with Momentus’ organizational documents. In addition, the Merger Consideration that is paid with respect to any shares of Momentus’ capital stock that is subject to any vesting restrictions or other conditions shall continue to be subject to such vesting restrictions and conditions after the Closing.

Each option of Momentus that is outstanding and unexercised immediately prior to the Closing (whether vested or unvested) will be automatically assumed by SRAC and converted into an option to acquire an adjusted number of shares of Class A common stock at an adjusted exercise price per share and will continue to be governed by substantially the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former option.

Each warrant to purchase shares of capital stock of Momentus that is outstanding and unexercised immediately prior to the Closing will be automatically converted into a warrant to acquire an adjusted number of shares of Class A common stock at an adjusted exercise price per share and will continue to be governed by substantially the same terms and conditions (including applicable vesting conditions) as were applicable to the corresponding former warrant.

Consummation of the Proposed Transaction is subject to customary closing conditions for special purpose acquisition companies, including the following conditions to each party’s obligations, among others: (a) approval by SRAC’s stockholders and Momentus’ stockholders, (b) SRAC having at least $5,000,001 of net tangible assets as of the effective time of the consummation of the Mergers, and (c) the approval of the listing of the shares of Class A common stock to be issued in connection with the Closing on The Nasdaq Stock Market LLC and the effectiveness of a Registration Statement on Form S-4. The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Mergers.

On October 7, 2020, we entered into Subscription Agreements with certain investors pursuant to which the investors have agreed to purchase an aggregate of 17,500,000 shares of Class A common stock in a private placement for $10.00 per share (“Private Placement”). The proceeds from the Private Placement will be partially used to fund the Repurchase and for general working capital purposes following the closing. The closing of the transactions contemplated by the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transaction.

Concurrently with the execution of the Merger Agreement, PML, SRAC and Momentus entered into a Repurchase Agreement pursuant to which, amongst other things, SRAC has agreed to repurchase a certain number of shares of Class A common stock from PML, at a purchase price of $10.00 per share, immediately following the Closing (the “Repurchase”). The Repurchase is contingent on the amount of available cash SRAC has at the Closing from (a) the Private Placement (and any alternative financing arranged by SRAC and Momentus in the event the Private Placement becomes unavailable) and (b) the funds in SRAC’s trust account (after taking into account payments required to satisfy SRAC’s stockholder redemptions), after further deducting the amount of SRAC’s transaction expenses and Momentus’ transaction expenses (“Net Proceeds”) being in excess of $265 million. If Net Proceeds exceed $265,000,000 but are less than $280,000,000, the number of shares of Class A common stock subject to the Repurchase will be equal to the amount by which Net Proceeds exceed $250 million, divided by $10.00. In the event Net Proceeds are in excess of $280,000,000, the number of shares of Class A common stock subject to the Repurchase will be equal to $30,000,000, divided by $10.00. At the closing of the Repurchase, SRAC will be entitled to deduct from such cash payment an amount equal to 3.3% of such cash payment (representing PML’s obligation to pay Momentus a portion of its transaction expenses).

For additional information regarding the Proposed Transaction, Momentus, the Merger Agreement, the Subscription Agreements, the Repurchase Agreement and the other agreements entered into in connection with the Proposed Transaction, including risk and uncertainties with respect to Momentus and the parties’ ability to consummate the Proposed Transaction, see the Registration Statement on Form S-4, including a proxy statement/consent solicitation statement/prospectus included therein, initially filed by SRAC with the SEC on November 2, 2020, as subsequently amended.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, identifying a target for our initial Business Combination and we do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination, including the Proposed Transaction with Momentus.

For the year ended December 31, 2020, we had net loss of $2,765,450, which consists of operating costs of $3,720,975 and a provision for income taxes of $178,866, offset by interest income on marketable securities held in the Trust Account of $1,134,391.

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

For the year ended December 31, 2020, cash used in operating activities was $1,751,026. Net loss of $2,765,450 was impact by interest earned on marketable securities held in the Trust Account of $1,134,391 and changes in operating assets and liabilities, which provided $2,148,815 of cash from operating activities.

For the period from May 28, 2019 (inception) through December 31, 2019, cash used in operating activities was $356,959. Net income of $62,359 was offset by interest earned on marketable securities held in the trust account of $346,011 and changes in operating assets and liabilities, which used $73,307 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities in the Trust Account of $173,107,749. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the year ended December 31, 2020, we withdrew $872,653 of interest income from the Trust Account principally to pay for federal and state income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $214,811 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

In February 2021, Stable Road Capital and DIBALYD Investments, an affiliate of Nala Investments, each loaned $300,000 to us pursuant to non-interest bearing promissory notes in order to finance transaction and working capital costs. The promissory notes mature upon the earlier of June 30, 2021 or the consummation of our initial Business Combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 13, 2021 or the extension date, as applicable, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We accounts for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income (loss) adjusted for net income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Brian Kabot	43	Chairman of the Board of Directors and Chief Executive Officer
James Norris	40	Chief Financial Officer and Director
Juan Manuel Quiroga	45	Chief Investment Officer and Secretary
Marc Lehmann	48	Director
Kellen O’Keefe	38	Director
James Hofmockel	54	Director
Ann Kono	45	Director

Brian Kabot has served as our Chief Executive Officer and Chairman since inception. Mr. Kabot has over 19 years of principal investing experience and has served as Chief Investment Officer of Stable Road Capital, a single-family office investment vehicle based in Los Angeles, California, since July 2017. In July 2019, Mr. Kabot was named a Strategic Advisor to The Cannabis ETF (NYSE: THCX), a newly-launched cannabis-oriented exchange-traded fund managed by Innovation Shares LLC. Since December 2018, Mr. Kabot has been a director of the Treehouse Real Estate Investment Trust, a private real estate investment trust, where he currently serves as the Chairman of the Investment Committee. Mr. Kabot has also served on the board of directors of Old Pal, LLC, a private cannabis brand company, since June 2018, and on the board of directors of Grenco Science LLC, a private developer of vape pens and portable vaporizers, since July 2019. From May 2016 to July 2017, Mr. Kabot was the Director of Research at Eschaton Opportunities Fund Management LP, a management company for two global value hedge funds. From January 2011 to April 2016, Mr. Kabot served as a partner and Deputy Portfolio Manager of Riverloft Capital Management L.P., or Riverloft Capital, a management company for an event-driven hedge fund. From March 2009 to December 2010, he served as a managing director at Gulf Coast Capital, a single-family office investment vehicle. From August 2006 to January 2009, Mr. Kabot ran the industrials, materials, and energy vertical for Sun Capital Partners’ cross cap structure/activist hedge fund. From February 2005 to July 2006, he served as a senior analyst at Reservoir Capital Group. Mr. Kabot also worked as an associate at Questor Management Company from May 2003 to February 2005, where he focused on acquiring distressed and bankrupt companies in the industrials, materials and energy sectors. From June 2000 to April 2003, Mr. Kabot served as an analyst in the merchant banking partners group at Donaldson, Lufkin & Jenrette. Mr. Kabot received a Bachelor of Science in Hotel and Restaurant Administration from Cornell University. Mr. Kabot is well qualified to serve as a director due to his extensive investing and advisory experience in numerous industries.

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

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing with our initial public offering in November 2019, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than as set forth elsewhere in this report, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or advisors or any affiliate of our sponsor, officers, directors or advisors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, advisors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds to be held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned(2)	% of Class
SRC-NI Holdings, LLC(1) (2)	495,000	2.8%	4,136,029	95.9%
Brian Kabot(1)	495,000	2.8%	4,136,029	95.9%
Juan Manuel Quiroga(1)	495,000	2.8%	4,136,029	95.9%
Edward K. Freedman(1)(3)	495,000	2.8%	4,312,500	100%
James Norris	—	—	—	—
Marc Lehmann	—	—	—	—
Kellen O’Keefe	—	—	—	—
James Hofmockel	—	—	—	—
Ann Kono	—	—	—	—
All executive officers and directors as a group (7 individuals)	495,000	2.8%	4,312,500	100%
HGC Investment Management Inc.(4)	1,487,170	8.4%	—	—
683 Capital Management, LLC(5)	962,892	5.4%	—	—
Susquehanna Securities, LLC(6)	1,171,717	6.6%	—	—

(1)	SRC-NI Holdings, LLC, our sponsor, is the record holder of the shares reported herein. Each of our officers and directors is, directly or indirectly, a member of our sponsor. The business address of our sponsor is 1345 Abbot Kinney Blvd., Venice, California 90291. Our sponsor’s board of managers is comprised of Edward K. Freedman, Brian Kabot and Juan Manuel Quiroga. Consequently, each of these individuals may be deemed the beneficial owner of the founder shares held by our sponsor and shares voting and dispositive control over such securities. Each of these individuals disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, as well as placement shares. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Includes 176,471 founder shares held by SRAC PIPE Partners LLC (“SRAC Partners”). Stable Road Capital LLC is the managing member of SRAC Partners, and Edward Freedman is the sole member of Stable Road Capital LLC. As such, Mr. Freedman may be deemed to possess beneficial ownership of the securities held directly by SRAC Partners. Mr. Freedman disclaims any beneficial ownership of the securities held directly by SRAC Partners other than to the extent of any pecuniary interest he may have therein.

(4)	According to Schedule 13G filed with the SEC on February 14, 2020 by HGC Investment Management Inc. HGC Investment Management Inc. serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership (the “Fund”), with respect to the Class A common stock held by HGC Investment Management Inc. on behalf of the Fund. The business address of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(5)	According to a Schedule 13G/A filed with the SEC on February 16, 2021 by 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman. The business address of each of the foregoing is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(6)	According to a Schedule 13G filed with the SEC on February 16, 2021 by Susquehanna Securities, LLC. The business address of the foregoing is 401 E. City Avenue Suite 220, Bala Cynwyd, PA 19004.

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

In February 2021, Stable Road Capital and DIBALYD Investments, an affiliate of Nala Investments, each loaned $300,000 to us pursuant to non-interest bearing promissory notes in order to finance transaction and working capital costs. The promissory notes mature upon the earlier of June 30, 2021 or the consummation of our initial business combination.

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

Agreements in Connection with Proposed Business Combination with Momentus

Concurrently with the execution of the Merger Agreement, our sponsor, SRAC Partners, Momentus and SRAC entered into a letter agreement (the “Sponsor Agreement”), pursuant to which, among other things, our sponsor agreed to (a) waive certain anti-dilution rights set forth in Section 4.3(b)(ii) of our amended and restated certificate of incorporation, (b) surrender to SRAC, immediately prior to the consummation of the Mergers and for no consideration, up to 1,437,500 shares of Class B common stock in the event that the amount in our trust account (for the avoidance of doubt, prior to giving effect to the any redemptions by our stockholders and the payment of any transaction costs by us), minus the aggregate amount of cash proceeds that will be required to satisfy any redemptions by our stockholders, is less than $100,000,000, (c) subject to potential forfeiture 1,437,000 shares of Class A common stock (the “Sponsor Earnout Shares”) in accordance with the terms of the Merger Agreement, such that one-third of such Sponsor Earnout Shares will be respectively forfeited in the event that the Class A common stock does not achieve trading prices of at least $12.50, $15.00 and $17.50 (as such trading prices may be adjusted for any dividend, subdivision, stock split or similar event, and as determined by reference to the volume-weighted average price achieved for at least 20 out of 30 consecutive trading days) prior to the fifth (5th) anniversary of the Closing (and provided that, in connection with any change of control of SRAC prior to such five-year anniversary, such Sponsor Earnout Shares shall become no longer subject to forfeiture based upon the value received by holders of Class A common stock being at least such trading prices in connection with such change of control), (d) support the transactions contemplated by the Merger Agreement, including agreeing to vote in favor of the adoption of the Merger Agreement at the special meeting of stockholders and (e) not to transfer any shares of Class A common stock for a period of six months following the Closing (or, if earlier, the date that the Class A common stock trades at or above $12.00 per share for any 20 trading days in a 30 trading day period after Closing).

In addition, at the consummation of the Mergers, SRAC, our sponsor, certain existing holder(s) of our common stock (including SRAC Partners) and certain stockholders of Momentus, in each case who will receive Class A common stock pursuant to the Merger Agreement and the transactions contemplated thereby will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) in respect of the shares of Class A common stock issued to our sponsor and such Momentus stockholders in connection with the Proposed Transaction. Pursuant to such agreement, such holders and their permitted transferees will be entitled to certain customary registration rights, including, among other things, demand, shelf and piggy-back rights, subject to cut-back provisions. Pursuant to the Registration Rights Agreement, our sponsor and SRAC Partners will agree not to sell, transfer, pledge or otherwise dispose of shares of Class A common stock or other securities exercisable therefor for certain time periods specified therein.

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

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, fees for our independent registered public accounting firm were $71,530 and $43,775, respectively, for the services Withum performed in connection with our Initial Public Offering and the audits of our financial statements.

Audit-Related Fees. For the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2020, fees for our independent registered public accounting firm were approximately $5,500 for services Withum performed relating to tax compliance, tax advice and tax planning. For the period from May 28, 2019 (inception) through December 31, 2019, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 7, 2019, between the Company and Cantor Fitzgerald & Co. (2)
2.1	Merger Agreement, dated as of October 7, 2020, by and among the Company, Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws (3)
4.1	Warrant Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and the Company. (2)
4.2	Description of Securities (4)
10.1	Investment Management Trust Account Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and the Company. (2)
10.2	Registration Rights Agreement, dated November 7, 2019, between the Company, the Sponsor and Cantor Fitzgerald & Co. (2)
10.3	Letter Agreement, dated November 7, 2019, by and among the Company, its officers, certain of its directors and the Sponsor. (2)
10.4	Administrative Support Agreement, dated November 7, 2019, between the Company and Stable Road Capital, LLC. (2)
10.5	Unit Subscription Agreement, dated November 7, 2019, between the Company and Sponsor. (2)
10.6	Unit Subscription Agreement, dated November 7, 2019, between the Company and Cantor Fitzgerald & Co. (2)
10.7	Form of Subscription Agreement (1)
10.8	Form of Support Agreement (1)
10.9	Sponsor Agreement, dated as of October 7, 2020, by and among the Company, SRC-NI Holdings, LLC and SRAC PIPE Partners LLC (1)
10.10	Repurchase Agreement, dated as October 7, 2020, by and among the Company, Momentus Inc. and Prime Movers Lab Fund I, LP. (1)
14.1	Code of Ethics (5)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Definition Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 7, 2020
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 13, 2019
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 27, 2019
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 26, 2020
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2019

Item 16. Form 10-K Summary.

Not applicable.

STABLE ROAD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Stable Road Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stable Road Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements” or “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on May 13, 2021 or the extension date, as applicable, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York
March 8, 2021

STABLE ROAD ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$214,811	$1,093,184
Prepaid expenses	81,850	268,616
Prepaid income taxes	328,538	—
Total Current Assets	625,199	1,361,800

Cash and marketable securities held in Trust Account	173,107,749	172,846,011
Total Assets	$173,732,948	$174,207,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,485,896	$147,742
Income taxes payable	—	47,567
Total Current Liabilities	2,485,896	195,309

Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	9,385,896	7,095,309

Commitments and Contingencies

Class A common stock subject to possible redemption, 15,934,705 and 16,211,250 shares at $10.00 per share redemption value at December 31, 2020 and 2019, respectively	159,347,050	162,112,500

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,860,295 and 1,583,750 issued and outstanding (excluding 15,934,705 and 16,211,250 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	186	158
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2020 and 2019	431	431
Additional paid-in capital	7,702,476	4,937,054
(Accumulated deficit) Retained earnings	(2,703,091)	62,359
Total Stockholders’ Equity	5,000,002	5,000,002
Total Liabilities and Stockholders’ Equity	$173,732,948	$174,207,811

The accompanying notes are an integral part of the consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from May 28, 2019 (Inception) Through December 31,
	2020	2019

General and administrative expenses	$3,720,975	$236,085
Loss from operations	(3,720,975)	(236,085)

Other income:
Interest earned on marketable securities held in Trust Account	1,134,391	346,011

(Loss) income before provision for income taxes	(2,586,584)	109,926
Provision for income taxes	(178,866)	(47,567)
Net (loss) income	$(2,765,450)	$62,359

Weighted average shares outstanding of Class A redeemable common stock	17,250,000	17,250,000
Basic and diluted net income per share, Class A redeemable common stock	$0.04	$0.01

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,857,500	4,456,075
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.72)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – May 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	4,312,500	431	24,569	—	25,000

Sale of 17,250,000 Units, net of underwriting discount and offering costs	17,250,000	1,725	—	—	161,573,418	—	161,575,143

Sale of 545,000 Placement Units	545,000	54	—	—	5,449,946	—	5,450,000

Common stock subject to possible redemption	(16,211,250)	(1,621)	—	—	(162,110,879)	—	(162,112,500)

Net income	—	—	—	—	—	62,359	62,359
Balance – December 31, 2019	1,583,750	158	4,312,500	431	4,937,054	62,359	5,000,002

Common stock subject to possible redemption	276,545	28	—	—	2,765,422	—	2,765,450

Net loss	—	—	—	—	—	(2,765,450)	(2,765,450)
Balance – December 31, 2020	1,860,295	$186	4,312,500	$431	$7,702,476	$(2,703,091)	$5,000,002

(1)	Included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from May 28, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(2,765,450)	$62,359
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,134,391)	(346,011)
Changes in operating assets and liabilities:
Prepaid expenses	186,766	(268,616)
Prepaid income taxes	(328,538)	—
Accrued expenses	2,338,154	147,742
Income taxes payable	(47,567)	47,567
Net cash used in operating activities	(1,751,026)	(356,959)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(172,500,000)
Cash withdrawn from Trust Account for taxes	872,653	—
Net cash provided by (used in) investing activities	872,653	(172,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Placement Units	—	5,450,000
Repayment of promissory note – related party	—	(222,725)
Payment of offering costs	—	(327,132)
Net cash provided by financing activities	—	173,950,143

Net Change in Cash	(878,373)	1,093,184
Cash – Beginning of period	1,093,184	—
Cash – End of period	$214,811	$1,093,184

Supplemental cash flow information:
Cash paid for income taxes	$405,567	$—

Supplemental Disclosure of Non-Cash Activities:
Initial classification of common stock subject to possible redemption	$—	$162,038,390
Change in value of common stock subject to possible redemption	$(2,765,450)	$74,110
Deferred underwriting fee payable	$—	$6,900,000
Payment of offering costs through promissory note	$—	$222,725
Offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Stable Road Acquisition Corp. (the “Company” or “SRAC”) was incorporated in Delaware on May 28, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has two subsidiaries, Project Marvel First Merger Sub, Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on September 29, 2020 (“First Merger Sub”) and Project Marvel Second Merger Sub, LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on September 29, 2020 (“Second Merger Sub”). First Merger Sub and Second Merger Sub were formed in connection with the proposed business combination with Momentus Inc., a Delaware corporation (“Momentus”), as more fully discussed below.

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed business combination with Momentus, as more fully discussed below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will have until May 13, 2021 (unless such date is extended in accordance with the Company’s amended and restated certificate of incorporation) to complete a Business Combination (the “Combination Period”), including the proposed business combination with Momentus. However, if the Company is unable to complete a Business Combination within the Combination Period, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Proposed Business Combination with Momentus Inc.

On October 7, 2020, SRAC entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among SRAC, Project Marvel First Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of SRAC (“First Merger Sub”), and Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of SRAC (“Second Merger Sub”), and Momentus Inc., a Delaware corporation (“Momentus”), pursuant to which, among other things: (a) First Merger Sub will merge with and into Momentus (“First Merger”), with Momentus being the surviving corporation of the First Merger and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, Momentus will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving company of the Second Merger. The Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Transaction.”

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the equityholders of Momentus will be paid in equity consideration equal to $1,131,000,000, minus Momentus’ indebtedness for borrowed money as of the closing of the Mergers (the “Closing”), plus the amount of Momentus’ cash and cash equivalents (excluding restricted cash as determined in accordance with GAAP, any cash being held on behalf of Momentus’ customers and any security deposits for leases) as of the Closing, plus the aggregate exercise price of all outstanding options and warrants (the “Merger Consideration”). The Merger Consideration payable to the stockholders of Momentus will be paid in shares of newly issued Class A common stock of SRAC, with a deemed value of $10 per share. In addition, SRAC will pay off, or cause to be paid off, on behalf of Momentus and in connection with the Closing, Momentus’ outstanding indebtedness for borrowed money.

In connection with the Proposed Transaction, each share of Momentus’ capital stock (subject to limited exceptions) will be cancelled and automatically deemed for all purposes to represent the right to receive a portion of the Merger Consideration in accordance with Momentus’ organizational documents. In addition, the Merger Consideration that is paid with respect to any shares of Momentus’ capital stock that is subject to any vesting restrictions or other conditions shall continue to be subject to such vesting restrictions and conditions after the Closing.

Each option of Momentus that is outstanding and unexercised immediately prior to the Closing (whether vested or unvested) will be automatically assumed by SRAC and converted into an option to acquire an adjusted number of shares of Class A common stock at an adjusted exercise price per share and will continue to be governed by substantially the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former option.

Each warrant to purchase shares of capital stock of Momentus that is outstanding and unexercised immediately prior to the Closing will be automatically converted into a warrant to acquire an adjusted number of shares of Class A common stock at an adjusted exercise price per share and will continue to be governed by substantially the same terms and conditions (including applicable vesting conditions) as were applicable to the corresponding former warrant.

Consummation of the Proposed Transaction is subject to customary closing conditions for special purpose acquisition companies, including the following conditions to each party’s obligations, among others: (a) approval by SRAC’s stockholders and Momentus’ stockholders, (b) SRAC having at least $5,000,001 of net tangible assets as of the effective time of the consummation of the Mergers, and (c) the approval of the listing of the shares of Class A common stock to be issued in connection with the Closing on The Nasdaq Stock Market LLC and the effectiveness of a Registration Statement on Form S-4. The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Mergers.

On October 7, 2020, the Company entered into Subscription Agreements with certain investors pursuant to which the investors have agreed to purchase an aggregate of 17,500,000 shares of Class A common stock in a private placement for $10.00 per share (the “Private Placement”). The proceeds from the Private Placement will be partially used to fund the Repurchase and for general working capital purposes following the closing. The closing of the transactions contemplated by the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transaction.

Concurrently with the execution of the Merger Agreement, an investor of Momentus, the Company and Momentus entered into a repurchase agreement (the “Repurchase Agreement”) pursuant to which, amongst other things, the Company has agreed to repurchase a certain number of shares of Class A common stock from an investor of Momentus, at a purchase price of $10.00 per share, immediately following the Closing (the “Repurchase”). The Repurchase is contingent on the amount of available cash the Company has at the Closing from (a) the Private Placement (and any alternative financing arranged by the Company and Momentus in the event the Private Placement becomes unavailable) and (b) the funds in the Company’s trust account (after taking into account payments required to satisfy SRAC’s stockholder redemptions), after further deducting the amount of the Company’s transaction expenses and Momentus’ transaction expenses (“Net Proceeds”) being in excess of $265 million. If Net Proceeds exceed $265,000,000 but are less than $280,000,000, the number of shares of Class A common stock subject to the Repurchase will be equal to the amount by which Net Proceeds exceed $250 million, divided by $10.00. In the event Net Proceeds are in excess of $280,000,000, the number of shares of Class A common stock subject to the Repurchase will be equal to $30,000,000, divided by $10.00. At the closing of the Repurchase, the Company will be entitled to deduct from such cash payment an amount equal to 3.3% of such cash payment (representing PML’s obligation to pay Momentus a portion of its transaction expenses).

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 13, 2021 or the extension date, as applicable, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date or the extension date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the prescribed date. Management plans to continue its efforts in consummating a business combination by the prescribed date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock held by Public Stockholders features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, there were 15,934,705 and 16,211,250 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the closing date of the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $10,924,857 were charged to stockholders’ equity upon the completion of the Initial Public Offering in 2019.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and as part of the Placement Units to purchase 8,897,500 shares of Class A common stock in the calculation of diluted income (loss) per share for non-redeemable Class A and B common stock, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and B non-redeemable common stock is calculated by dividing the net loss, adjusted for the net income attributable to Class A redeemable common stock, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period. Class A and B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from May 28, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Net Income allocable to Redeemable Class A Common Stock
Interest Income	$1,134,391	$346,011
Income and Franchise Tax	(378,916)	(167,069)
Net Income	$755,475	$178,942
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	17,250,000	17,250,000
Net Income/Basic and Diluted Redeemable Class A Common Stock	$0.04	$0.01

Non-Redeemable Class A and B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Income
Net (Loss) Income	$(2,765,450)	$62,359
Redeemable Net Income	(755,475)	(178,942)
Non-Redeemable Net Loss	$(3,520,925)	$(116,583)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	4,857,500	4,456,075
Net Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.72)	$(0.03)

Note: As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

(1)	The weighted average non-redeemable common stock for the year ended December 31, 2020 and 2019 includes the effect of 545,000 Placement Units, which were issued in conjunction with the initial public offering on November 13, 2019 and which are not subject to redemption.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature (see Note 9).

Recently Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 8, 2019 through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative support. For the year ended December 31, 2020 and the period from May 28, 2019 (inception) to December 31, 2019, the Company incurred $120,000 and $20,000 in fees for these services, respectively, of which $30,000 and $20,000, are included in accrued expenses in the accompanying consolidated balance sheets at December 31, 2020 and 2019, respectively.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There were no outstanding borrowings under the Working Capital Loans as of December 31, 20202 and 2019.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or completion of a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Legal Proceedings

On December 3, 2020, a purported stockholder of the Company filed a complaint against the Company and its board of directors in the United States District Court for the Southern District of New York, in a case captioned Wallace v. Stable Road Acquisition Corp., et al., No. 1:20-cv-10193, alleging that the Company’s Registration Statement on Form S-4, originally filed with the SEC on November 2, 2020, omitted certain material information regarding the Proposed Transaction with Momentus, in violation of the securities laws. As relief, the complaint seeks an injunction barring the Company from proceeding with a stockholder vote with respect to, or consummating, the Proposed Transaction absent additional disclosures, as well as unspecified costs and damages. On December 9, 2020, another purported stockholder of the Company filed a complaint against the Company and its board of directors in the Supreme Court of the State of New York for the County of New York, in a case captioned Ciccotelli v. Stable Road Acquisition Corp., et al., No. 656895/2020, raising similar allegations and seeking similar relief as the complaint from the Wallace action.

In January 2021, the SEC’s Division of Enforcement informed the Company that it was investigating certain disclosures made in filings with the SEC, including in connection with the Proposed Transaction. The Company is fully cooperating with the SEC’s investigation.

The Company believes the outcome of these matters cannot be determined at this time.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,860,295 and 1,583,750 shares of Class A common stock issued or outstanding, excluding 15,934,705 and 16,211,250 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2020 and 2019.

The Company’s net deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax asset
Organizational costs/Startup expenses	$763,877	$24,483
Total deferred tax asset	763,877	24,483
Valuation allowance	(763,877)	(24,483)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,
	2020	2019
Federal
Current	$178,866	$47,567
Deferred	(739,394)	(24,483)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	739,394	24,483
Income tax provision	$178,866	$47,567

As of December 31, 2020 and 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and the period from May 28, 2019 (inception) through December 31, 2019, the change in the valuation allowance was $739,394 and $24,483, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019 is as follows:

	December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
Other	0.7%	0.0%
Change in valuation allowance	(28.6)%	22.3%
Income tax provision	(6.9)%	43.3%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $636 in cash and $173,107,113 in U.S. Treasury securities. During the year ended December 31, 2020, the Company withdrew $872,653 of interest income from the Trust Account to pay for franchise and income taxes.

At December 31, 2019, assets held in the Trust Account were comprised of $873 in cash and $172,845,138 in U.S. Treasury securities. During the period from May 28, 2019 (inception) through December 31, 2019, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/5/2021)	1	$173,107,113	$1,887	$173,109,000

December 31, 2019	U.S. Treasury Securities (Matured on 5/14/2020)	1	$172,845,138	$13,410	$172,858,548

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the d consolidated financial statements.

In February 2021, Stable Road Capital LLC and DIBALYD Investments, an affiliate of Nala Investments, each loaned $300,000 to the Company pursuant to non-interest bearing promissory notes in order to finance transaction and working capital costs. The promissory notes mature upon the earlier of June 30, 2021 or the consummation of the Company’s initial Business Combination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2021	STABLE ROAD ACQUISITION CORP.

	By:	/s/ Brian Kabot
Name: Brian Kabot
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brian Kabot	Chief Executive Officer and Director	March 8, 2021
Brian Kabot	(Principal Executive Officer)

/s/ James Norris	Chief Financial Officer	March 8, 2021
James Norris	(Principal Financial and Accounting Officer)

/s/ Marc Lehmann	Director	March 8, 2021
Marc Lehmann

/s/ Kellen O’Keefe	Director	March 8, 2021
Kellen O’Keefe

/s/ James Hofmockel	Director	March 8, 2021
James Hofmockel

/s/ Ann Kono	Director	March 8, 2021
Ann Kono