Form 10-K/A
period 2020-12-31
Stable Road Acquisition Corp.
filed 2021-06-10
CIK 1781162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of June 9, 2021, there were 17,775,338 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

i

EXPLANATORY NOTE

Stable Road Acquisition Corp. (the “Company,” “we,” “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”), to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”), on March 8, 2021 (the “Original Filing”), to restate our consolidated financial statements as of and for the year ended December 31, 2020. We are also restating the consolidated financial statement as of November 13, 2019; as of and for the period ended December 31, 2019; and as of and for the unaudited periods ended March 30, 2020, June 30, 2020 and September 30, 2020 in the accompanying consolidated financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in November 2019 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many special purpose acquisition companies require such warrants to be accounted for as liabilities measured at fair value, rather than as equity securities, with changes in fair value during each financial reporting period reported in earnings. In light of the new Statement and in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued consolidated financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report.

Prior to this issued amendment to Form 10-K for the year ended December 31, 2020, the Company has not amended its previously filed Current Report on Form 8-K, Annual Report on Form 10-K for the year ended December 31, 2020 or Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the consolidated financial statements included herein.

ii

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

iii

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

iv

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until August 13, 2021, to complete our initial business combination, including the proposed business combination with Momentus, unless we obtain stockholder approval to further amend our amended and restated certificate of incorporation to extend the date by which we must complete our initial business combination (the “extension date”). If we are unable to complete our initial business combination by August 13, 2021 or the extension date, as applicable, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by August 13, 2021 or the extension date, as applicable.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and (along with Cantor) placement shares held by them if we fail to complete our initial business combination by August 13, 2021 or the extension date, as applicable. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by August 13, 2021 or the extension date, as applicable.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination , or until August 13, 2021 or the extension date, as applicable, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriter’s fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 13, 2021 or the extension date, as applicable, may be considered a liquidating distribution under Delaware law. Delaware law provides that if a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 13, 2021 or the extension date, as applicable, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by August 13, 2021 or the extension date, as applicable, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following August 13, 2021 or the extension date, as applicable, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2021 or the extension date, as applicable, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by August 13, 2021 or the extension date, as applicable, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. In particular, our amended and restated certificate of incorporation may be amended with the affirmative vote of the holders of at least 65% of all then outstanding shares of our common stock to extend the August 13, 2021 deadline by which we must have completed our business combination.

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

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains consolidated financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited consolidated financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these consolidated financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical consolidated financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have consolidated financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its consolidated financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

Item 1A. Risk Factors

You should carefully consider all of the following risk factors and all other information contained in this Report, including the consolidated financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

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

●	We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination.

●	We may not be able to complete our initial business combination within the prescribed time frame.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

●	You will not be entitled to protections normally afforded to investors of certain other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.

●	If the net proceeds of our initial public offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate until August 13, 2021 or the extension date, as applicable, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

●	We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis.

●	Past performance by our management team may not be indicative of future performance of an investment in us.

●	We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

●	We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

●	We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	The restatement of our consolidated financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

●	We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

●	We are an emerging growth company and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within by August 13, 2021 or the extension date, as applicable. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2021 or the extension date, as applicable, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by August 13, 2021 or the extension date, as applicable, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If the net proceeds of our initial public offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate until August 13, 2021 or the extension date, as applicable, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until August 13, 2021 or the extension date, as applicable, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account as of December 31, 2020 of $214,811 and the additional $600,000 of funds loaned to us by Stable Road Capital, LLC and DIBALYD Investments, an affiliate of Nala Investments, in February 2021 (which funds are held outside of the trust account) are sufficient to allow us to operate until August 13, 2021 or the extension date, as applicable; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2021, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2021, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2021 or the extension date, as applicable, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2021 or the extension date, as applicable, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by August 13, 2021 or the extension date, as applicable,, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2019. As a result of this material weakness, our management, including our principal executive and financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2020. This resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the years ended December 31, 2020 and 2019.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the November 2019 Initial Public Offering, see “Note 2—Restatement of Previously Issued Consolidated Financial Statements” to the accompanying consolidated financial statements, as well as the Explanatory Note and Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Our warrants are required to be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued consolidated financial statements.

On April 12, 2021, the staff of the SEC issued its Statement. In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued consolidated financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated consolidated financial statements or matters relating thereto.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical consolidated financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our consolidated financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the Restatement, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Following the Restatement of our historical consolidated financial statements, we account for our warrants as a warrant liability recorded at fair value upon issuance with any changes in fair value each period reported in earnings based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Results of Operations (As Restated)

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

For the year ended December 31, 2020, we had net loss of $42,986,163, which consists of operating costs of $3,720,975, a change in the fair value of warrant liabilities of $40,220,713, and a provision for income taxes of $178,866, offset by interest income on marketable securities held in the Trust Account of $1,134,391.

For the three months ended September 30, 2020, we had net loss of $4,866,923, which consists of operating costs of $223,942, a change in the fair value of warrant liabilities of $4,702,313, and a provision for income taxes of $2,209, offset by interest income on marketable securities held in the trust account (the “Trust Account”) of $61,541.

For the nine months ended September 30, 2020, we had net loss of $2,435,680, which consists of operating costs of $776,516, a change in the fair value of warrant liabilities of $2,566,913, and a provision for income taxes of $179,405, offset by interest income on marketable securities held in the Trust Account of $1,087,154.

For the three months ended June 30, 2020, we had net income of $1,222,072, which consists of interest income on marketable securities held in the Trust Account of $355,824 and a change in the fair value of warrant liabilities of $1,185,700, offset by operating costs of $315,695 and a provision for income taxes of $3,757.

For the six months ended June 30, 2020, we had net income of $2,431,243, which consists of interest income on marketable securities held in the Trust Account of $1,025,613 and a change in the fair value of warrant liabilities of $2,135,400, offset by operating costs of $552,574 and a provision for income taxes of $177,196.

For the three months ended March 31, 2020, we had net income of $1,209,171, which consists of interest income on marketable securities held in the Trust Account of $669,789 and a change in the fair value of warrant liabilities of $949,700, offset by operating costs of $236,879 and a provision for income taxes of $173,439.

For the period from May 28, 2019 (date of inception) through December 31, 2019, we had net income of $5,343,820, which consists of interest income on marketable securities held in the trust account of $346,011 and a change in the fair value of warrant liabilities of $6,139,150, offset by operating costs of $1,093,774 and a provision for income taxes of $47,567.

Liquidity and Capital Resources (As Restated)

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

For the year ended December 31, 2020, cash used in operating activities was $1,751,026. Net loss of $42,986,163 was impacted by interest earned on marketable securities held in the Trust Account of $1,134,391, a change in the fair value of warrant liabilities of $40,220,713, and changes in operating assets and liabilities, which provided $2,148,815 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $1,161,611. Net loss of $2,435,680 was offset by interest earned on marketable securities held in the Trust Account of $1,087,154, a change in the fair value of warrant liabilities of $2,566,913, and changes in operating assets and liabilities, which used $205,690 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $984,160. Net income of $2,431,243 was offset by interest earned on marketable securities held in the Trust Account of $1,025,613, a change in the fair value of warrant liabilities of $2,135,400, and changes in operating assets and liabilities, which used $254,390 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $227,767. Net income of $1,209,171 was offset by interest earned on marketable securities held in the Trust Account of $669,789, a change in the fair value of warrant liabilities of $949,700, and changes in operating assets and liabilities, which provided $182,551 of cash from operating activities.

For the period from May 28, 2019 (inception) through December 31, 2019, cash used in operating activities was $356,959. Net income of $5,343,820 was offset by interest earned on marketable securities held in the trust account of $346,011, a change in the fair value of warrant liabilities of $6,139,150, transaction costs allocable to warrant liabilities of $857,689, and changes in operating assets and liabilities, which used $73,307 of cash from operating activities.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 13, 2021 or the extension date, as applicable, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Item 8. Consolidated Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and financial officers (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, we did not maintain effective internal control over financial reporting because of a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the presentation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

In connection with the restatement of our consolidated financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the year ended December 31, 2020 and the period ended December 31, 2019.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Restatement of Previously Issued Consolidated Financial Statements

On June 8, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued consolidated financial statements as of and for the year ended December 31, 2020 and the period ended December 31, 2019; as of November 13, 2019; and as of and for the periods ended March 30, 2020, June 30, 2020 and September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the consolidated financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, or revenue.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances leading to the restatement had not yet been identified. In light of the restatement of our consolidated financial statements included in this Annual Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of March 8, 2021, our directors and officers are as follows:

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

Number, Classes and Terms of Office of Officers and Directors

Our board of directors consists of five directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the Class I directors, consisting of Mr. Hofmockel and Ms. Kono, will expire at our first annual meeting of stockholders. The term of office of the Class II of directors, consisting of Messrs. Norris and Lehmann, will expire at the second annual meeting of stockholders. The term of office of the Class III directors, consisting of Mr. Kabot, will expire at the third annual meeting of stockholders.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Lehmann and Hofmockel and Ms. Kono are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Lehmann and Hofmockel and Ms. Kono serve as members of our audit committee, and Mr. Lehmann chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Lehmann and Hofmockel and Ms. Kono meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Lehmann qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Ms. Kono and Messrs. Lehmann and Hofmockel serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Ms. O’Keefe and Messrs. Lehmann and Hofmockel are independent and Ms. Kono chairs the compensation committee.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Lehmann and Hofmockel and Ms. Kono. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned(2)	% of Class
SRC-NI Holdings, LLC(1) (2)	495,000	2.8%	4,136,029	95.9%
Brian Kabot(1)	495,000	2.8%	4,136,029	95.9%
Juan Manuel Quiroga(1)	495,000	2.8%	4,136,029	95.9%
Edward K. Freedman(1)(3)	495,000	2.8%	4,312,500	100%
James Norris	—	—	—	—
Marc Lehmann	—	—	—	—
James Hofmockel	—	—	—	—
Ann Kono	—	—	—	—
All executive officers and directors as a group (7 individuals)	495,000	2.8%	4,312,500	100%
HGC Investment Management Inc.(4)	1,487,170	8.4%	—	—
683 Capital Management, LLC(5)	962,892	5.4%	—	—
Susquehanna Securities, LLC(6)	1,171,717	6.6%	—	—

(1)	SRC-NI Holdings, LLC, our sponsor, is the record holder of the shares reported herein. Each of our officers and directors is, directly or indirectly, a member of our sponsor. The business address of our sponsor is 1345 Abbot Kinney Blvd., Venice, California 90291. Our sponsor’s board of managers is comprised of Edward K. Freedman, Brian Kabot and Juan Manuel Quiroga. Consequently, each of these individuals may be deemed the beneficial owner of the founder shares held by our sponsor and shares voting and dispositive control over such securities. Each of these individuals disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, as well as placement shares. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Includes 176,471 founder shares held by SRAC PIPE Partners LLC (“SRAC Partners”). Stable Road Capital LLC is the managing member of SRAC Partners, and Edward Freedman is the sole member of Stable Road Capital LLC. As such, Mr. Freedman may be deemed to possess beneficial ownership of the securities held directly by SRAC Partners. Mr. Freedman disclaims any beneficial ownership of the securities held directly by SRAC Partners other than to the extent of any pecuniary interest he may have therein.

(4)	According to Schedule 13G filed with the SEC on February 14, 2020 by HGC Investment Management Inc. HGC Investment Management Inc. serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership (the “Fund”), with respect to the Class A common stock held by HGC Investment Management Inc. on behalf of the Fund. The business address of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(5)	According to a Schedule 13G/A filed with the SEC on February 16, 2021 by 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman. The business address of each of the foregoing is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(6)	According to a Schedule 13G filed with the SEC on February 16, 2021 by Susquehanna Securities, LLC. The business address of the foregoing is 401 E. City Avenue Suite 220, Bala Cynwyd, PA 19004.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Lehmann and Hofmockel and Ms. Kono are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, fees for our independent registered public accounting firm were $71,530 and $43,775, respectively, for the services Withum performed in connection with our Initial Public Offering and the audits of our consolidated financial statements.

Audit-Related Fees. For the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

(2)	Consolidated Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto in is Item 15 of Part IV below.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 7, 2019, between the Company and Cantor Fitzgerald & Co. (2)
2.1	Merger Agreement, dated as of October 7, 2020, by and among the Company, Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.1	Amendment to Amended and Restated Certificate of Incorporation (3)
3.3	Bylaws (4)
4.1	Warrant Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and the Company. (2)
4.2	Description of Securities (5)
10.1	Investment Management Trust Account Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and the Company. (2)
10.2	Registration Rights Agreement, dated November 7, 2019, between the Company, the Sponsor and Cantor Fitzgerald & Co. (2)
10.3	Letter Agreement, dated November 7, 2019, by and among the Company, its officers, certain of its directors and the Sponsor. (2)
10.4	Administrative Support Agreement, dated November 7, 2019, between the Company and Stable Road Capital, LLC. (2)
10.5	Unit Subscription Agreement, dated November 7, 2019, between the Company and Sponsor. (2)
10.6	Unit Subscription Agreement, dated November 7, 2019, between the Company and Cantor Fitzgerald & Co. (2)
10.7	Form of Subscription Agreement (1)
10.8	Form of Support Agreement (1)
10.9	Sponsor Agreement, dated as of October 7, 2020, by and among the Company, SRC-NI Holdings, LLC and SRAC PIPE Partners LLC (1)
10.10	Repurchase Agreement, dated as October 7, 2020, by and among the Company, Momentus Inc. and Prime Movers Lab Fund I, LP. (1)
14.1	Code of Ethics (6)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Definition Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 7, 2020
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 13, 2019
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 13, 2021
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 27, 2019
(5)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 26, 2020
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 10, 2019

Item 16. Form 10-K Summary.

Not applicable.

STABLE ROAD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Stable Road Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stable Road Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 13, 2021 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
June 10, 2021

STABLE ROAD ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$214,811	$1,093,184
Prepaid expenses	81,850	268,616
Prepaid income taxes	328,538	—
Total Current Assets	625,199	1,361,800

Cash and marketable securities held in Trust Account	173,107,749	172,846,011
Total Assets	$173,732,948	$174,207,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,485,896	$147,742
Income taxes payable	—	47,567
Total Current Liabilities	2,485,896	195,309

Deferred underwriting fee payable	6,900,000	6,900,000
Warrant Liabilities	48,077,888	7,857,175
Total Liabilities	57,463,784	14,952,484

Commitments and Contingencies

Class A common stock subject to possible redemption, 11,126,916 and 15,425,532 shares at $10.00 per share redemption value at December 31, 2020 and 2019, respectively	111,269,160	154,255,320

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 6,668,084 and 2,369,468 issued and outstanding (excluding 11,126,916 and 15,425,532 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	666	236
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2020 and 2019	431	431
Additional paid-in capital	45,416,946	—
(Accumulated deficit) Retained earnings	(40,418,039)	4,999,340
Total Stockholders’ Equity	5,000,004	5,000,007
Total Liabilities and Stockholders’ Equity	$173,732,948	$174,207,811

The accompanying notes are an integral part of the consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)

	Year Ended December 31,	For the Period from May 28, 2019 (Inception) Through December 31,
	2020	2019

General and administrative expenses	$3,720,975	$1,093,774
Loss from operations	(3,720,975)	(1,093,774)

Other income:
Interest earned on marketable securities held in Trust Account	1,134,391	346,011
Change in fair value of warrant liabilities	(40,220,713)	6,139,150

(Loss) income before provision for income taxes	(42,807,297)	5,391,387
Provision for income taxes	(178,866)	(47,567)
Net (loss) income	$(42,986,163)	$5,343,820

Weighted average shares outstanding of Class A redeemable common stock	17,250,000	4,041,761
Basic and diluted net income per share, Class A redeemable common stock	$0.04	$1.28

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,857,500	4,456,075
Basic net (loss) income per share, Class A and Class B non-redeemable common stock	$(9.00)	$1.16
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,857,500	4,168,777
Diluted net (loss) income per share, Class A and Class B non-redeemable common stock	$(9.00)	1.24

The accompanying notes are an integral part of the consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – May 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	—	—	4,312,500	431	24,569	—	25,000

Sale of 17,250,000 shares of Class A common stock in Initial Public Offering, net of underwriting discount and offering costs	17,250,000	1,725	—	—	148,888,387	—	148,890,112

Sale of 545,000 shares of Class A common stock in private placement	545,000	54	—	—	4,996,341	—	4,996,395

Common stock subject to possible redemption	(15,425,532)	(1,543)	—	—	(153,909,297)	(344,480)	(154,255,320)

Net income	—	—	—	—	—	5,343,820	5,344,820
Balance – December 31, 2019 (as restated)	2,369,468	236	4,312,500	431	—	4,999,340	5,000,007

Common stock subject to possible redemption	4,298,616	430	—	—	45,416,946	(2,431,216)	42,986,160

Net loss	—	—	—	—	—	(42,986,163)	(42,986,163)
Balance – December 31, 2020 (as restated)	6,668,084	$666	4,312,500	$431	$45,416,946	$(40,418,039)	$5,000,004

(1)	Included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

	Year Ended December 31,	For the Period from May 28, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(42,986,163)	$5,343,820
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,134,391)	(346,011)
Transaction costs allocable to warrant liabilities	—	857,689
Change in fair value of warrant liabilities	40,220,713	(6,139,150)
Changes in operating assets and liabilities:
Prepaid expenses	186,766	(268,616)
Prepaid income taxes	(328,538)	—
Accrued expenses	2,338,154	147,742
Income taxes payable	(47,567)	47,567
Net cash used in operating activities	(1,751,026)	(356,959)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(172,500,000)
Cash withdrawn from Trust Account for taxes	872,653	—
Net cash provided by (used in) investing activities	872,653	(172,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Placement Units	—	5,450,000
Repayment of promissory note – related party	—	(222,725)
Payment of offering costs	—	(327,132)
Net cash provided by financing activities	—	173,950,143

Net Change in Cash	(878,373)	1,093,184
Cash – Beginning of period	1,093,184	—
Cash – End of period	$214,811	$1,093,184

Supplemental cash flow information:
Cash paid for income taxes	$405,567	$—

Supplemental Disclosure of Non-Cash Activities:
Initial classification of common stock subject to possible redemption	$—	$48,042,060
Change in value of common stock subject to possible redemption	$(42,986,160)	$6,213,260
Initial classification of warrant liabilities	$—	$13,996,325
Management adjustment to eliminate negative additional paid-in capital	$2,431,216	$344,480
Deferred underwriting fee payable	$—	$6,900,000
Payment of offering costs through promissory note	$—	$222,725
Offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock	$—	$25,000

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

The Company will have until August 13, 2021 (unless such date is extended in accordance with the Company’s amended and restated certificate of incorporation) to complete a Business Combination (the “Combination Period”), including the proposed business combination with Momentus. However, if the Company is unable to complete a Business Combination within the Combination Period, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 13, 2021 or the extension date, as applicable, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date or the extension date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the prescribed date. Management plans to continue its efforts in consummating a business combination by the prescribed date.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued consolidated financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of November 13, 2019 (audited)
Warrant Liabilities	$—	$13,996,325	$13,996,325
Total Liabilities	6,902,150	13,996,325	20,898,475
Class A Common Stock Subject to Possible Redemption	162,038,390	(13,996,330)	148,042,060
Class A Common Stock	159	140	299
Additional Paid-in Capital	5,011,163	857,554	5,868,717
(Accumulated Deficit) Retained Earnings	(11,750)	(857,689)	(869,439)
Total Stockholders’ Equity	5,000,003	5	5,000,008
Number of Class A common stock subject to redemption	16,203,839	(1,399,633)	14,804,206

Balance sheet as of December 31, 2019 (audited)
Warrant Liabilities	$—	$7,857,175	$7,857,175
Total Liabilities	7,095,309	7,857,175	14,952,484
Class A Common Stock Subject to Possible Redemption	162,112,500	(7,857,180)	154,255,320
Class A Common Stock	158	78	236
Additional Paid-in Capital	4,937,054	(4,937,054)	0
(Accumulated Deficit) Retained Earnings	62,359	4,936,981	4,999,340
Total Stockholders’ Equity	5,000,002	5	5,000,004

Balance sheet as of March 31, 2020 (unaudited)
Warrant Liabilities	$—	$6,907,475	$6,907,475
Total Liabilities	7,240,139	6,907,475	14,147,614
Class A Common Stock Subject to Possible Redemption	162,371,970	(6,907,480)	155,464,490
Class A Common Stock	156	69	225
Additional Paid-in Capital	4,677,586	(4,677,586)	0
(Accumulated Deficit) Retained Earnings	321,830	4,677,522	4,999,352
Total Stockholders’ Equity	5,000,003	5	5,000,008

Balance sheet as of June 30, 2020 (unaudited)
Warrant Liabilities	$—	$5,721,775	$5,721,775
Total Liabilities	7,038,476	5,721,775	12,760,251
Class A Common Stock Subject to Possible Redemption	162,408,340	(5,721,780)	156,686,560
Class A Common Stock	155	57	212
Additional Paid-in Capital	4,641,217	(4,641,217)	0
(Accumulated Deficit) Retained Earnings	358,202	4,641,165	4,999,367
Total Stockholders’ Equity	5,000,005	5	5,000,010

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$—	$10,424,088	$10,424,088
Total Liabilities	6,989,141	10,424,088	17,413,229
Class A Common Stock Subject to Possible Redemption	162,243,730	(10,424,090)	151,819,640
Class A Common Stock	157	104	261
Additional Paid-in Capital	4,805,825	61,046	4,866,871
Accumulated Deficit) Retained Earnings	193,592	(61,148)	132,444
Total Stockholders’ Equity	5,000,005	2	5,000,007

Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	$48,077,888	$48,077,888
Total Liabilities	9,385,896	48,077,888	57,463,784
Class A Common Stock Subject to Possible Redemption	159,347,050	(48,077,890)	111,269,160
Class A Common Stock	186	480	666
Additional Paid-in Capital	7,702,476	37,714,470	45,416,946
Accumulated Deficit	(2,703,091)	(37,714,948)	(40,418,039)
Total Stockholders’ Equity	5,000,002	2	5,000,004

Statement of operations for period from May 28, 2019 (inception) through December 31, 2019 (audited)
Net income (loss)	$62,359	$$5,281,461	$5,343,820
Transaction Costs	—	(857,689)	(857,689)
Change in fair value of warrant liabilities	—	6,139,150	6,139,150
Basic net loss per share, Class A and Class B non-redeemable common stock	(0.03)	1.31	1.28
Diluted net loss per share, Class A and Class B non-redeemable common stock	—	1.24	1.24

Statement of operations for the Three months ended March 31, 2020 (unaudited)
Net income (loss)	$259,471	$949,700	$1,209,171
Change in fair value of warrant liabilities	—	949,700	949,700
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	(0.04)	0.20	0.16

Statement of operations for the Three months ended June 30, 2020 (unaudited)
Net income (loss)	$36,372	$1,185,700	$1,222,072
Change in fair value of warrant liabilities	—	1,185,700	1,185,700
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.05)	0.24	0.19

Statement of operations for the Six months ended June 30, 2020 (unaudited)
Net income (loss)	$295,843	$2,135,400	$2,431,243
Change in fair value of warrant liabilities	—	2,135,400	2,135,400
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.09)	0.44	0.35

Statement of operations for the Three months ended September 30, 2020 (unaudited)
Net income (loss)	$(164,610)	$(4,702,313)	$(4,866,923)
Change in fair value of warrant liabilities	—	(4,702,313)	(4,702,313)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.04)	(0.96)	(1.00)

Statement of operations for the Nine months ended September 30, 2020 (unaudited)
Net income (loss)	$131,233	$(2,566,913)	$(2,435,680)
Change in fair value of warrant liabilities	—	(2,566,913)	(2,566,913)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.13)	(0.53)	(0.66)

Statement of operations for the Year ended December 31, 2020 (audited)
Net income (loss)	$(2,765,450)	$(40,220,713)	$(42,986,163)
Change in fair value of warrant liabilities	—	(40,220,713)	(40,220,713)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.72)	(8.28)	(9.00)

Statements of Cash Flows for the Period ended December 31, 2019 (audited)
Net income (loss)	$62,359	$$5,281,461	$5,343,820
Transaction costs allocable to warrant liabilities	—	857,689	857,689
Change in fair value of warrant liabilities	—	(6,139,150)	(6,139,150)

Statements of Cash Flows for the Three months ended March 31, 2020 (unaudited)
Net income (loss)	$259,471	$949,700	$1,209,171
Change in fair value of warrant liabilities	—	(949,700)	(949,700)

Statements of Cash Flows for the Six months ended June 30, 2020 (unaudited)
Net income (loss)	$295,843	$2,135,400	$2,431,243
Change in fair value of warrant liabilities	—	(2,135,400)	(2,135,400)

Statements of Cash Flows for the Nine months ended September 30, 2020 (unaudited)
Net income (loss)	$131,233	$(2,566,913)	$(2,435,680)
Change in fair value of warrant liabilities	—	2,566,913	2,566,913

Statements of Cash Flows for the Year ended December 31, 2020 (audited)
Net income (loss)	$(2,765,450)	$(40,220,713)	$(42,986,163)
Change in fair value of warrant liabilities	—	40,220,713	40,220,713

NOTE 2a. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock held by Public Stockholders features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, there were 11,126,916 and 15,425,532, respectively, shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the closing date of the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $10,924,857, of which $10,067,168 was charged to stockholders’ equity and $857,689 was allocated to the warrants and expensed through the statement of operations, upon the completion of the Initial Public Offering in 2019.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the public warrants initially was estimated using a Post-Acquisition Simulation, with subsequent measurements utilizing the public trading price. The fair value of the private warrants was initially and subsequently measured using the Black-Scholes Model (see Note 10).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and as part of the Placement Units to purchase 8,897,500 shares of Class A common stock in the calculation of diluted income (loss) per share for non-redeemable Class A and B common stock, since the exercise of such warrants are contingent upon the occurrence of future events.

The Company’s consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and B non-redeemable common stock is calculated by dividing the net income (loss) adjusted for the net income (loss) attributable to Class A redeemable common stock, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period. Class A and B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from May 28, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Net Income (loss) allocable to Redeemable Class A Common Stock
Interest Income	$1,134,391	$346,011
Income and Franchise Tax	(378,916)	(167,069)
Redeemable Net Income	$755,475	$178,942
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	17,250,000	17,250,000
Net Income (loss)/Basic and Diluted Redeemable Class A Common Stock	$0.04	$0.01

Non-Redeemable Class A and B Common Stock
Numerator: Net Income (loss) minus Redeemable Net Income (loss)
Net Income (loss)	$(42,986,163)	$5,343,820
Redeemable Net Income (Loss)	(755,475)	(178,942)
Non-Redeemable Net Income (loss)	$(43,741,638)	$5,164,878
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic	4,857,500	4,041,761
Net Income (loss)/Basic Non-Redeemable Class A and B Common Stock	$(9.00)	$1.28
Non-Redeemable Class A and B Common Stock, Diluted	4,857,500	4,168,777
Net Income (loss)/ Diluted Non-Redeemable Class A and B Common Stock	$(9.00)	$1.24

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature (see Note 10).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There were no outstanding borrowings under the Working Capital Loans as of December 31, 2020 and 2019.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or completion of a business combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 6,668,084 and 2,369,468 shares of Class A common stock issued or outstanding, excluding 11,126,916 and 15,425,532 shares of common stock subject to possible redemption, respectively.

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

NOTE 8. WARRANTS

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

NOTE 9. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2020 and for the period from May 28, 2019 (inception) through December 31, 2019 is as follows:

	December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liability	(19.7)%	(23.9)%
Transaction costs allocable to warrant liabilities	—%	3.3%
Change in valuation allowance	(1.7)%	0.5%
Income tax provision	(0.4)%	0.9%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

Assets:	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/5/2021)	1	$173,107,113	$1,887	$173,109,000

December 31, 2019	U.S. Treasury Securities (Matured on 5/14/2020)	1	$172,845,138	$13,410	$172,858,548

Liabilities:	Level	December 31, 2020	December 31, 2019
Warrant Liability – Public Warrants	1	45,625,388	7,331,250
Warrant Liability – Private Placement Warrants	3	2,452,500	525,925

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on November 13, 2019, the date of the Company’s Initial Public Offering, using a Black-Scholes Model for private warrants and a Post-Acquisition Simulation for public warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of common stock and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of common shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common shares subject to possible redemption, and common shares based on their relative fair values at the initial measurement date.

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows at initial measurement:

Input	November 13, 2019 (Initial Measurement)
Risk-free interest rate	1.73%
Holding period (years)	5.25
Volatility	25.00%
Exercise price	$11.50
Underlying value	$9.50

The key inputs into the Post-Acquisition Simulation for the Public Warrants were as follows at initial measurement:

Input	November 13, 2019 (Initial Measurement)
Risk-free interest rate	1.73%
Holding period (days)	1,260
Volatility	25.00%
Warrant redemption price	$18.00

On November 13, 2019, the Private Placement Warrants and Public Warrants were determined to be $1.67 and $1.57 per warrant for aggregate values of $0.5 million and $13.5 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 and 2019 is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows at December 31, 2020 and 2019:

Input	December 31, 2020	December 31, 2019
Risk-free interest rate	0.31%	1.74%
Holding period (years)	5.25	5.25
Volatility	25.00%	25.00%
Exercise price	$11.50	$11.50
Underlying value	$10.08	$9.96

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $2.5 million and $45.6 million, respectively.

As of December 31, 2019, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $526,000 and $7.3 million, respectively.

The table below presents the Public and Private Warrants at Level 3 from initial measurement to December 31, 2020.

	Private Placement	Public	Warrant Liabilities
Fair value – May 28, 2019	$—	$—	$—
Initial measurement on November 13, 2019 (IPO)	455,075	13,541,250	13,996,325
Change in fair value	70,850	(6,210,000)	(6,139,150)
Transfers out of Level 3	—	(7,331,250)	(7,331,250)
Fair value as of December 31, 2019	$525,925	$—	$525,925
Change in fair value	1,926,575	—	1,926,575
Fair value as of December 31, 2020	$2,452,500	$—	$2,452,500

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, the Company had transfers out of Level 3 totaling $7,331,250, which represents the fair value of the warrants as of December 31, 2019. For each reporting period subsequent to December 31, 2019, the fair value of the Public Warrants are valued using an active market and are classified as Level 1 within the fair value hierarchy.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in categorization within the fair value hierarchy are recognized at the end of each reporting period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify subsequent events that would have required adjustment or disclosure in the d consolidated financial statements.

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

June 10, 2021	STABLE ROAD ACQUISITION CORP.

	By:	/s/ Brian Kabot
Name: Brian Kabot
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brian Kabot	Chief Executive Officer and Director	June 10, 2021
Brian Kabot	(Principal Executive Officer)

/s/ James Norris	Chief Financial Officer	June 10, 2021
James Norris	(Principal Financial and Accounting Officer)

/s/ Marc Lehmann	Director	June 10, 2021
Marc Lehmann

/s/ James Hofmockel	Director	June 10, 2021
James Hofmockel

/s/ Ann Kono	Director	June 10, 2021
Ann Kono

69