Form 10-Q
period 2021-03-31
Stable Road Acquisition Corp.
filed 2021-06-10
CIK 1781162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

STABLE ROAD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STABLE ROAD ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$208,550	$214,811
Prepaid expenses	164,608	81,850
Prepaid income taxes	328,538	328,538
Total Current Assets	701,696	625,199

Cash and marketable securities held in Trust Account	173,022,306	173,107,749
Total Assets	$173,724,002	$173,732,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and accounts payable	$4,830,227	$2,485,896
Promissory note – third party	300,000	—
Promissory note – related party	300,000	—
Total Current Liabilities	5,430,227	340,139

Deferred underwriting fee payable	6,900,000	6,900,000
Warrant liabilities	39,358,125	48,077,888
Total Liabilities	51,688,352	57,468,784

Commitments and Contingencies

Class A common stock subject to possible redemption, 11,703,564 and 11,126,916 shares at $10.00 per share redemption value at March 31, 2020 and December 31, 2019, respectively	117,035,640	111,269,160

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 6,091,436 and 6,668,084 issued and outstanding (excluding 11,703,564 and 11,126,916 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	609	666
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2020 and December 31, 2019	431	431
Additional paid-in capital	39,650,523	45,416,946
Retained earnings (accumulated deficit)	(34,651,553)	(40,418,039)
Total Stockholders’ Equity	5,000,010	5,000,004
Total Liabilities and Stockholders’ Equity	$173,724,002	$173,732,948

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

General and administrative expenses	$2,972,323	$236,879
Loss from operations	(2,972,323)	(236,879)

Other income:
Change in fair value of warrant liabilities	8,719,763	949,700
Interest earned on marketable securities held in Trust Account	19,046	669,789

Income before provision for income taxes	5,766,486	1,382,610
Provision for income taxes	—	(173,439)
Net income	$5,766,486	$1,209,171

Weighted average shares outstanding of Class A redeemable common stock	17,250,000	17,250,000
Basic and diluted income per share, Class A	$0.00	$0.03

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,857,500	4,857,500
Basic net loss per share, Class A and Class B	$1.19	$0.16
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	8,425,836	4,857,500
Diluted net loss per share, Class A and Class B	$(0.35)	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	6,668,084	$666	4,312,500	$431	$45,416,946	$(40,418,039)	$5,000,004

Change in value of common stock subject to possible redemption	(576,648)	(57)	—	—	(5,766,423)	—	(5,766,480)

Net income	—	—	—	—	—	5,766,486	5,766,486

Balance – March 31, 2021	6,091,436	$609	4,312,500	$431	$39,650,523	$(34,651,553)	$5,000,010

STABLE ROAD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	2,369,468	$236	4,312,500	$431	$—	$4,999,340	$5,000,007

Change in value of common stock subject to possible redemption	(120,917)	(11)	—	—	—	(1,209,159)	(1,209,170)

Net income	—	—	—	—	—	1,209,171	1,209,171

Balance – March 31, 2020	2,248,551	$225	4,312,500	$431	$—	$4,999,352	$5,000,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Cash Flows from Operating Activities:
Net income	$5,766,486	$1,209,171
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,046)	(669,789)
Change in fair value of warrant liabilities:	(8,719,763)	(949,700)
Changes in operating assets and liabilities:
Prepaid expenses	(82,758)	37,721
Accrued expenses	2,344,331	(28,609)
Income taxes payable	—	173,439
Net cash used in operating activities	(710,750)	(227,767)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	104,489	119,502
Net cash provided by investing activities	104,489	119,502

Cash Flows from Financing Activities:
Proceeds from promissory note – third party	300,000	—
Proceeds from promissory note – related party	300,000	—
Net cash provided by financing activities	600,000	—

Net Change in Cash	(6,261)	(108,265)
Cash – Beginning of period	214,811	1,093,184
Cash – End of period	$208,550	$984,919

Supplemental Disclosure of Non-Cash Activities:
Change in value of common stock subject to possible redemption	$5,766,480	$1,209,170

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2019. On November 13, 2019, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 545,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to SRC-NI Holdings, LLC, a Delaware limited liability company (the “Sponsor”), and Cantor Fitzgerald& Co. (“Cantor”), the underwriter of the Initial Public Offering, generating gross proceeds of $5,450,000, which is described in Note 4.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Company will have until August 13, 2021 to complete a Business Combination (the “Combination Period”), including the proposed business combination with Momentus. However, if the Company is unable to complete a Business Combination within the Combination Period, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 10, 2021, which contains the consolidated financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the consolidated financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock held by Public Stockholders features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, there were 11,703,564 and 11,126,916 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the closing date of the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $10,924,857, of which $10,067,168 was charged to stockholders’ equity and $857,689 related to the warrants was expensed through the statement of operations, upon the completion of the Initial Public Offering in 2019.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Warrant Liability

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the public warrants initially was estimated using a Post-Acquisition Simulation, with subsequent measurements utilizing the public trading price. The fair value of the private warrants was initially and subsequently measured using the Black-Scholes Model (see Note 8).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has considered the effect of warrants sold in the Initial Public Offering and as part of the Placement Units to purchase 8,897,500 shares of Class A common stock in the calculation of diluted income (loss) per share for non-redeemable Class A and B common stock, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s consolidated statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and B non-redeemable common stock is calculated by dividing the net loss, adjusted for the net income attributable to Class A redeemable common stock, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period. Class A and B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the three months ended March 31,	For the three months ended March 31,
	2021	2020
Redeemable Class A Common Stock
Numerator: Net Income allocable to Redeemable Class A Common Stock
Interest Income	$19,046	$669,789
Income and Franchise Tax	(19,046)	(223,439)
Net Income	$—	$446,450
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	17,250,000	17,250,000
Net Income/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.03

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Net Earnings - Basic
Net Income	$5,766,386	$1,209,171
Redeemable Net Income - Basic	—	(446,350)
Non-Redeemable Net Loss	$5,766,386	$762,821
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic	4,857,500	4,875,500
Net income, Basic Non-Redeemable Class A and B Common Stock	$1.19	$0.16

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Net Earnings - Diluted
Non-Redeemable Net Income - Basic	$5,766,386	$—
Less: Change in Fair Value of Derivative Liability	8,719,763	—
Non-Redeemable Net Loss - Diluted	$(2,953,277)	$—
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock		—
Non-Redeemable Class A and B Common Stock, Diluted	8,425,836	—
Net loss, Diluted Non-Redeemable Class A and B Common Stock	$(0.35)	$—

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Promissory Notes

On February 12, 2021, the Sponsor and an unrelated party each provided $300,000 in non-interest-bearing promissory notes for an aggregate balance of $600,000. As of March 31, 2021, the full balance of the notes remains unpaid.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There were no outstanding borrowings under the Working Capital Loans as of March 31, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 8, 2019 through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative support. In January 2021, the Sponsor forgave the accrued administrative fees accrued at December 31, 2020 of $30,000 and agreed to not collect any fees for the first quarter of 2021. As such, no administrative fees were incurred in 2021.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,091,436 and 6,668,084 shares of Class A common stock issued or outstanding, excluding 11,703,564 and 11,126,916 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 8. WARRANT LIABILITIES

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

At March 31, 2021, assets held in the Trust Account were comprised of $884 in cash and $173,021,422 in Treasury Preferred Fund that invests in U.S. Treasury securities. During the three months ended March 31, 2021, the Company withdrew $104,489 of interest income from the Trust Account to pay for franchise taxes.

At December 31, 2020, assets held in the Trust Account were comprised of $636 in cash and $173,107,113 in U.S. Treasury securities. During the three months ended March 31, 2020, the Company withdrew $119,502 of interest income from the Trust Account to pay for franchise taxes.

The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
March 31, 2021	Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$173,021,422	$—	$173,021,422
December 31, 2020	U.S. Treasury Securities (Reinvested into Money Market Fund on March 2, 2021)	$173,107,113	$1,887	$173,109,000

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Quoted Prices in Active Markets
Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$173,021,422

	Level	March 31, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	37,518,750	45,625,388
Warrant Liability – Private Placement Warrants	3	1,839,375	2,452,500

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

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows at March 31, 2021:

Input	March 31, 2021
Risk-free interest rate	0.94%
Holding period (years)	5.08
Volatility	54.31%
Exercise price	$11.50
Underlying value	$13.23

On March 31, 2021, the Private Placement Warrants and Public Warrants were determined to be $6.75 and $4.35 per warrant for aggregate values of $1.8 million and $37.5 million, respectively.

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$2,452,500	$45,625,388	$48,077,888
Change in valuation inputs or other assumptions	(613,125)	(8,106,638)	(8,719,763)
Fair value as of March 31, 2021	$1,839,375	$37,518,750	$39,358,125

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

The Company filed a Form 8-K on May 13, 2021 notifying shareholders of the approval to extend the date to consummate a business combination from May 13, 2021 to August 13, 2021. Shareholders redeemed 19,662 shares of common stock purchased in the Company’s initial public offering as part of the extension.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Stable Road Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SRC-NI Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2020 filed with the SEC on March 8, 2021, as amended on June 10, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination with Momentus

On October 7, 2020, we entered into the Agreement and Plan of Merger with Momentus Inc. (“Momentus”), Project Marvel First Merger Sub, Inc. and Project Marvel Second Merger Sub, Inc. (as amended, the “Merger Agreement”). See Note 1 to Item 1 above for a description of the Merger Agreement and the transactions contemplated hereby.

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

For the three months ended March 31, 2021, we had net income of $5,766,486, which consists of operating costs of $2,972,323, offset by interest income on marketable securities held in the trust account of $19,046 and a change in the fair value of warrant liabilities of $8,719,763.

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

For the three months ended March 31, 2021, cash used in operating activities was $710,750. Net income of $5,766,486 was offset by interest earned on marketable securities held in the Trust Account of $19,046 and a change in the fair value of warrant liabilities of $8,719,763. Changes in operating assets and liabilities used $2,261,573 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $227,767. Net income of $1,209,171 was offset by interest earned on marketable securities held in the Trust Account of $669,789, a change in the fair value of warrant liabilities of $949,700, and changes in operating assets and liabilities, which provided $182,551 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities in the Trust Account of $173,022,306. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2021, we withdrew $104,489 of interest income from the Trust Account to pay for taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $208,550 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 13, 2021 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Private Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our consolidated financial statements described in our Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2020, a purported stockholder of SRAC filed a complaint against us and our board of directors in the United States District Court for the Southern District of New York, in a case captioned Wallace v. Stable Road Acquisition Corp., et al., No. 1:20-cv-10193, alleging that our Registration Statement on Form S-4, originally filed with the SEC on November 2, 2020, as amended, omitted certain material information regarding the Proposed Transaction with Momentus, in violation of the securities laws.  As relief, the complaint seeks an injunction barring us from proceeding with a stockholder vote with respect to, or consummating, the Proposed Transaction absent additional disclosures, as well as unspecified costs and damages.  On December 9, 2020, another purported stockholder of filed a complaint against us and our board of directors in the Supreme Court of the State of New York for the County of New York, in a case captioned Ciccotelli v. Stable Road Acquisition Corp., et al., No. 656895/2020, raising similar allegations and seeking similar relief as the complaint from the Wallace action.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on June 10, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

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

STABLE ROAD ACQUISITION CORP.

Date: June 10, 2021		/s/ Brian Kabot
	Name:	Brian Kabot
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 10, 2021		/s/ James Norris
	Name:	James Norris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)