Form 10-Q
period 2021-06-30
Stable Road Acquisition Corp.
filed 2021-08-11
CIK 1781162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, there were 17,775,338 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

STABLE ROAD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STABLE ROAD ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$9,296	$214,811
Prepaid expenses and other current assets	43,922	81,850
Prepaid income taxes	328,538	328,538
Total Current Assets	381,756	625,199

Cash and investments held in Trust Account	172,749,491	173,107,749
Total Assets	$173,131,247	$173,732,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,180,583	$2,485,896
Promissory note – third party	321,500	—
Promissory note – related party	321,500	—
Total Current Liabilities	8,823,583	2,485,896

Deferred underwriting fee payable	6,900,000	6,900,000
Warrant liabilities	37,453,975	48,077,888
Total Liabilities	54,177,558	57,463,784

Commitments and Contingencies

Class A common stock subject to possible redemption, 11,395,368 and 11,126,916 shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	113,953,680	111,269,160

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 6,379,970 and 6,668,084 issued and outstanding (excluding 11,395,368 and 11,126,916 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	638	666
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	42,535,328	45,416,946
Accumulated deficit	(37,536,388)	(40,418,039)
Total Stockholders’ Equity	5,000,009	5,000,004
Total Liabilities and Stockholders’ Equity	$173,131,247	$173,732,948

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

General and administrative expenses	$3,793,296	$315,695	$6,765,619	$552,574
Loss from operations	(3,793,296)	(315,695)	(6,765,619)	(552,574)

Other income (loss):
Change in fair value of warrant liabilities	1,904,150	1,185,700	10,623,913	2,135,400
Interest earned on marketable securities held in Trust Account	4,311	355,824	23,357	1,025,613
SEC Settlement	(1,000,000)	—	(1,000,000)	—
Total other income	908,461	1,541,524	9,647,270	3,161,013

(Loss) Income before provision for income taxes	(1,884,835)	1,225,829	3,881,651	2,608,439
Provision for income taxes	—	(3,757)	—	(177,196)
Net (loss) income	$(2,884,835)	$1,222,072	$2,881,651	$2,431,243

Weighted average shares outstanding of Class A redeemable common stock	17,240,709	17,250,000	17,245,329	17,250,000
Basic and diluted income per share, Class A	$0.00	$0.02	$0.00	$0.04

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,857,500	4,857,500	4,857,500	4,857,500
Basic net income (loss) per share, Class A and Class B	$(0.59)	$0.19	$0.59	$0.35
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,005,558	4,857,500	7,105,104	4,857,500
Diluted net income (loss) per share, Class A and Class B	$(0.59)	$0.19	$(1.09)	$0.35

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	6,668,084	$666	4,312,500	$431	$45,416,946	$(40,418,039)	$5,000,004

Change in value of Class A common stock subject to possible redemption	(576,648)	(57)	—	—	(5,766,423)	—	(5,766,480)

Net income	—	—	—	—	—	5,766,486	5,766,486

Balance – March 31, 2021	6,091,436	$609	4,312,500	$431	$39,650,523	$(34,651,553)	$5,000,010

Change in value of Class A common stock subject to possible redemption	308,196	31	—	—	3,081,929	—	3,081,960

Class A shares redeemed	(19,662)	(2)	—	—	(197,124)	—	(197,126)

Net loss	—	—	—	—	—	(2,884,835)	(2,884,835)

Balance – June 30, 2021	6,379,970	$638	4,312,500	$431	$42,535,328	$(37,536,388)	$5,000,009

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	2,369,468	$236	4,312,500	$431	$—	$4,999,340	$5,000,007

Change in value of common stock subject to possible redemption	(120,917)	(11)	—	—	—	(1,209,159)	(1,209,170)

Net income	—	—	—	—	—	1,209,171	1,209,171

Balance – March 31, 2020	2,248,551	$225	4,312,500	$431	$—	$4,999,352	$5,000,008

Common stock subject to redemption	(122,207)	(13)	—	—	—	(1,222,057)	(1,222,070)

Net income	—	—	—	—	—	1,222,072	1,222,072

Balance – June 30, 2020	2,126,344	$212	4,312,500	$431	$—	$4,999,367	$5,000,010

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Cash Flows from Operating Activities:
Net income	$2,881,651	$2,431,243
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,357)	(1,025,613)
Change in fair value of warrant liabilities	(10,623,913)	(2,135,400)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	37,928	133,423
Prepaid income taxes	—	(330,980)
Accounts payable and accrued expenses	6,694,687	(9,266)
Income taxes payable	—	(47,567)
Net cash used in operating activities	(1,033,004)	(984,160)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	184,489	824,873
Cash withdrawn from Trust Account for redemption of common stock	197,126	—
Net cash provided by investing activities	381,615	824,873

Cash Flows from Financing Activities:
Proceeds from promissory note – third party	321,500	—
Proceeds from promissory note – related party	321,500	—
Redemption of common stock	(197,126)	—
Net cash provided by financing activities	445,874	—

Net Change in Cash	(205,515)	(159,287)
Cash – Beginning of period	214,811	1,093,184
Cash – End of period	$9,296	$933,897

Supplemental Disclosure of Non-Cash Activities:
Change in value of Class A common stock subject to possible redemption	$2,684,520	$295,840

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Stable Road Acquisition Corp. (the “Company” or “SRAC”) is a blank check company incorporated in Delaware on May 28, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed business combination with Momentus, as more fully discussed below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

Proposed Business Combination with Momentus Inc.

On October 7, 2020, SRAC entered into an Agreement and Plan of Merger, as amended on March 5, 2021, April 6, 2021 and June 29, 2021 (as it may be further amended and/or restated from time to time, the “Merger Agreement”), by and among SRAC, Project Marvel First Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of SRAC (“First Merger Sub”), and Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of SRAC (“Second Merger Sub”), and Momentus Inc., a Delaware corporation (“Momentus”), pursuant to which, among other things: (a) First Merger Sub will merge with and into Momentus (“First Merger”), with Momentus being the surviving corporation of the First Merger and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, Momentus will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving company of the Second Merger. The Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Transaction.”

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the equityholders of Momentus will be paid in equity consideration equal to $566,600,000, minus Momentus’ indebtedness for borrowed money as of the closing of the Mergers (the “Closing”), plus the amount of Momentus’ cash and cash equivalents (excluding restricted cash as determined in accordance with GAAP, any cash being held on behalf of Momentus’ customers and any security deposits for leases) as of the Closing, plus the aggregate exercise price of all outstanding options and warrants (the “Merger Consideration”). The Merger Consideration payable to the stockholders of Momentus will be paid in shares of newly issued Class A common stock of SRAC, with a deemed value of $10 per share. In addition, SRAC will pay off, or cause to be paid off, on behalf of Momentus and in connection with the Closing, Momentus’ outstanding indebtedness for borrowed money.

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

JUNE 30, 2021

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

On October 7, 2020 and July 15, 2021, the Company entered into Subscription Agreements (as amended from time to time, the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which the investors have agreed to purchase an aggregate of 11,000,000 shares of Class A common stock in a private placement for $10.00 per share (the “Private Placement”). The Subscription Agreements also contemplate that the Company will issue to each PIPE Investor warrants to purchase one share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment as described in the warrant agreement) for each share of Class A common stock purchased pursuant to such PIPE Investor’s Subscription Agreement. The proceeds from the Private Placement will be used to for general working capital purposes following the closing. The closing of the transactions contemplated by the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transaction.

Concurrently with the execution of the Merger Agreement, an investor of Momentus, the Company and Momentus entered into a repurchase agreement (the “Repurchase Agreement”) pursuant to which, amongst other things, the Company has agreed to repurchase a certain number of shares of Class A common stock from an investor of Momentus, at a purchase price of $10.00 per share, immediately following the Closing (the “Repurchase”). The contemplated Repurchase was terminated pursuant to the June 29, 2021 amendment to the Merger Agreement.

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

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 10, 2021, which contains the consolidated financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the consolidated financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

JUNE 30, 2021

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock held by Public Stockholders features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, there were 11,395,368 and 11,126,916 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the public warrants initially was estimated using a Post-Acquisition Simulation, with subsequent measurements utilizing the public trading price. The fair value of the private warrants was initially and subsequently measured using the Black-Scholes Model (see Note 8).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company’s condensed consolidated statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and B non-redeemable common stock is calculated by dividing the net loss, adjusted for the net income attributable to Class A redeemable common stock, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period. Class A and B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable Class A Common Stock
Numerator: Net Income allocable to Redeemable Class A Common Stock
Interest Income	$4,311	$355,824	$23,357	$1,025,613
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(4,311)	(355,824)	(23,357)	(1,025,613)
Redeemable Net Income	$—	$—	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	17,240,709	17,250,000	17,245,329	17,250,000
Net Income/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.02	$0.00	$0.04

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Net Income - Basic
Net Income	$(2,884,835)	$1,222,072	$2,881,651	$2,431,243
Less: Redeemable Net Income - Basic	—	—	—	—
Non-Redeemable Net Loss	$(2,884,835)	$1,222,072	$2,881,651	$2,431,243
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic	4,857,500	4,857,500	4,857,500	4,857,500
Net income, Basic Non-Redeemable Class A and B Common Stock	$(0.59)	$0.19	$0.59	$0.35

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Net Earnings - Diluted
Non-Redeemable Net Income - Basic	$(2,884,835)	$1,222,072	$2,881,651	$2,431,243
Less: Change in Fair Value of Derivative Liability	(1,904,150)	(1,185,700)	(10,623,913)	(2,135,400)
Non-Redeemable Net Loss - Diluted	$(4,788,985)	$36,372	$(7,742,262)	$295,843
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Diluted	5,005,558	4,857,500	7,105,104	4,857,500
Net loss, Diluted Non-Redeemable Class A and B Common Stock	$(0.96)	$0.19	$(1.09)	$0.35

Diluted weighted average shares outstanding was calculated using the treasury stock method utilizing a weighted average share price of $11.69 and $15.39 for the three and six months ended June 30, 2021, respectively and the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 8,897,500 shares.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

JUNE 30, 2021

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

On July 13, 2021, the Sponsor agreed to relinquish 250,000 Founder Shares pursuant to a settlement with the SEC (see Note 9, Subsequent Events).

Related Party Loans

On June 28, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. Borrowings outstanding under the Promissory Note of $222,725 were repaid upon the consummation of the Initial Public Offering on November 13, 2019. The funds from the Promissory Note are no longer available to the Company.

Promissory Notes

On February 12, 2021, the Sponsor and an unrelated party each provided $300,000 in non-interest-bearing promissory notes for an aggregate balance of $600,000 that is payable at the consummation of a business combination. On June 25, 2021, the Sponsor and an unrelated party each provided an additional $21,500 in non-interest-bearing promissory notes for an aggregate balance of $43,000 that is payable at the consummation of a business combination. As of June 30, 2021, the full balance of $643,500 of the notes remains unpaid. Borrowings under the Promissory Notes are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There were no outstanding borrowings under the Working Capital Loans as of June 30, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 8, 2019 through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative support. In January 2021, the Sponsor forgave the accrued administrative fees accrued at December 31, 2020 of $30,000 and agreed to not collect any fees for the six months ended June 30, 2021. As such, no administrative fees were incurred in 2021.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

On July 13, 2021, the SEC announced charges against the Company, which resulted in a settlement with the SEC for $1 million. This amount was accrued for within the Company’s accompanying condensed consolidated balance sheet (see Note 10).

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

JUNE 30, 2021

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

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,379,970 and 6,668,084 shares of Class A common stock issued or outstanding, excluding 11,395,368 and 11,126,916 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 8. WARRANT LIABILITIES

At June 30, 2021 and December 31, 2020, there were 8,625,000 Public Warrants and 272,500 Private Placement Warrants outstanding to purchase an aggregate of 12,066,667 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $1,258 in cash and $172,748,233 in a Treasury Preferred Fund that invests in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company withdrew $184,489 of interest income from the Trust Account to pay for franchise taxes.

At December 31, 2020, assets held in the Trust Account were comprised of $636 in cash and $173,107,113 in U.S. Treasury securities. During the three and six months ended June 30, 2020, the Company withdrew $824,873 of interest income from the Trust Account to pay for franchise taxes.

The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
December 31, 2020	U.S. Treasury Securities	$173,107,113	$1,887	$173,109,000

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Quoted Prices in Active Markets
Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$172,748,233

	Level	June 30, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	36,225,000	45,625,388
Warrant Liability – Private Placement Warrants	3	1,228,975	2,452,500

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

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows at June 30, 2021:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.89%	1.73%
Holding period (years)	5.12	5.25
Volatility	25.00%	25.00%
Exercise price	$11.50	$11.50
Underlying value	$13.97	$9.50

On June 30, 2021, the Private Placement Warrants and Public Warrants were determined to be $4.51 and $4.20, respectively per warrant for aggregate values of $1.2 million and $36.2 million, respectively.

The table below presents the change in fair value of Private Placement Warrants measured using Level 3 inputs for the six months ended June 30, 2021:

Private Placement
Fair value as of December 31, 2020	$2,452,500
Change in valuation inputs or other assumptions	(1,223,525)
Fair value as of June 30, 2021	$1,228,975

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

STABLE ROAD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

SEC Settlement

On July 13, 2021, the SEC announced charges against the Company, Momentus, and Momentus’s founder and former CEO, Mikhail Kokorich, for misleading claims about Momentus’s technology and about the U.S. government’s national security concerns about Mr. Kokorich. The SEC’s settled order finds that Momentus and Mr. Kokorich knowingly or recklessly made misrepresentations of material fact and misleading omissions in violation of antifraud provisions of U.S. federal securities laws, and that the Company negligently made misrepresentations of material fact and misleading omissions in violation of antifraud provisions of U.S. federal securities laws, as well as related reporting and proxy solicitation provisions. The SEC also announced charges against the Sponsor and Brian Kabot, finding that Mr. Kabot negligently violated provisions of U.S. federal securities laws related to proxy solicitations and that Mr. Kabot and the Sponsor caused the Company’s violation of negligence-based antifraud provisions of the federal securities laws.

Without admitting or denying the SEC’s findings, Momentus, the Company, Mr. Kabot, and the Sponsor consented to an order requiring them to cease and desist from future violations. Momentus will pay a civil penalty of $7.0 million, the Company will pay a civil penalty of $1.0 million, and Mr. Kabot will pay a civil penalty of $40,000. Momentus and the Company have also agreed to provide PIPE investors with the right to terminate their Subscription Agreements prior to the stockholder vote to approve the Proposed Transaction; the Sponsor has agreed to relinquish 250,000 founders’ shares it would otherwise have received upon consummation of the Proposed Transaction; and Momentus has agreed to undertakings requiring enhancements to its disclosure controls, including the creation of an independent board committee and retention of an internal compliance consultant for a period of two years.

The $1.0 million civil penalty is included in accounts payable and accrued expenses within the accompanying condensed consolidated balance sheets as of June 30, 2021.

Stockholder Litigation and Demands

On December 3, 2020, a complaint was filed by a purported stockholder of the Company against the Company and its board of directors in the United States District Court for the Southern District of New York, in a case captioned Wallace v. Stable Road Acquisition Corp., et al., No. 1:20-cv-10193. The complaint alleges that the Company’s Registration Statement, as filed on November 2, 2020, omitted certain material information regarding the Company’s planned transaction with Momentus, in violation of the securities laws. As relief, the complaint seeks an injunction barring the Company from proceeding with a stockholder vote or consummating the transaction absent additional disclosures, as well as unspecified costs and damages. A second complaint was filed by another purported stockholder of the Company against the Company and its board of directors in the Supreme Court of the State of New York for the County of New York, in a case captioned Ciccotelli v. Stable Road Acquisition Corp., et al., No. 656895/2020, on December 9, 2020, raising similar allegations and seeking similar relief. In addition to the two complaints, the Company received three letters, dated November 9, 2020, November 19, 2020, and August 3, 2021, respectively, from purported stockholders raising similar allegations.

On July 15, 2021, a purported stockholder of the Company filed a putative class action complaint against the Company, the Sponsor, Brian Kabot, James Norris, Momentus, and Mikhail Kokorich in the United States District Court for the Central District of California, in a case captioned Jensen v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05744. The complaint alleges that the defendants omitted certain material information in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased the Company’s stock between October 7, 2020 and July 13, 2021. On July 22, 2021, and August 4, 2021, respectively, two other purported stockholders filed putative class action complaints in the same court, in cases captioned Hall v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05943, and Depoy v. Stable Road Acquisition Corp., et al., No. 2:21-cv-06287, asserting substantially similar claims and seeking substantially similar relief. Other, similar suits may follow.

On July 20, 2021, a purported stockholder of the Company sent a letter demanding that the Company provide holders of the Company’s Class A Common Stock with a separate class vote on the Class A Share Increase Amendment. The Company has responded to this stockholder in writing to explain its view that the demand is without merit.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on June 10, 2021 and the definitive proxy statement/consent solicitation statement/prospectus filed with the SEC on July 23, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination with Momentus

On October 7, 2020, we entered into the Agreement and Plan of Merger with Momentus Inc. (“Momentus”), Project Marvel First Merger Sub, Inc. and Project Marvel Second Merger Sub, Inc., as amended on March 5, 2021, April 6, 2021 and June 29, 2021 (as may be further amended and/or restated from time to time, the “Merger Agreement”). See Note 1 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

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

For the three months ended June 30, 2021, we had net loss of $2,884,835, which consists of general and administrative expenses of $3,793,296 and an SEC settlement of $1,000,000, offset by interest income on marketable securities held in the Trust Account of $4,311 and a change in the fair value of warrant liabilities of $1,904,150.

For the six months ended June 30, 2021, we had net income of $2,881,651, which consists of change in the fair value of warrant liabilities of $10,623,913 and interest income on marketable securities held in the Trust Account of $23,357, offset by general and administrative expenses of $6,765,619 an SEC settlement of $1,000,000.

For the three months ended June 30, 2020, we had net income of $1,222,072, which consists of change in fair value of warrant liabilities of $1,185,700 and interest income on marketable securities held in the Trust Account of $355,824, offset by general and administrative expenses of $315,695 and a provision for income taxes of $3,757.

For the six months ended June 30, 2020, we had a net income of $2,431,243, which consists of change in fair value of warrant liabilities of $2,135,400 and interest income on marketable securities held in Trust Account of $1,025,613, offset by general and administrative expenses of $552,574 and provision for income taxes of $177,196.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,033,004. Net income of $2,881,651 was offset by interest earned on marketable securities held in the Trust Account of $23,357 and a change in the fair value of warrant liabilities of $10,623,913. Changes in operating assets and liabilities provided $6,732,615 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $984,160. Net income of $2,431,243 was offset by interest earned on marketable securities held in the Trust Account of $1,025,613, a change in the fair value of warrant liabilities of $2,135,400, and changes in operating assets and liabilities, which provided $254,390 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities in the Trust Account of $172,749,491. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2021, we withdrew $184,489 of interest income from the Trust Account to pay for taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $9,296 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Black-Scholes Option Pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net income (loss) per common share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Private Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

During the three and six months ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our consolidated financial statements described in our Annual Report on Form 10-K/A were identified during the second quarter of 2021 before the issuance of our amended Form 10-K. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications. As of June 30, 2021, the material weakness has not been remediated.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Stockholder Litigation and Demands

On December 3, 2020, a purported stockholder of SRAC filed a complaint against us and our board of directors in the United States District Court for the Southern District of New York, in a case captioned Wallace v. Stable Road Acquisition Corp., et al., No. 1:20-cv-10193, alleging that our Registration Statement on Form S-4, originally filed with the SEC on November 2, 2020, as amended, omitted certain material information regarding the Proposed Transaction with Momentus, in violation of the securities laws.  As relief, the complaint seeks an injunction barring us from proceeding with a stockholder vote with respect to, or consummating, the Proposed Transaction absent additional disclosures, as well as unspecified costs and damages.  On December 9, 2020, another purported stockholder of filed a complaint against us and our board of directors in the Supreme Court of the State of New York for the County of New York, in a case captioned Ciccotelli v. Stable Road Acquisition Corp., et al., No. 656895/2020, raising similar allegations and seeking similar relief as the complaint from the Wallace action. In addition to the two complaints, the Company received three letters, dated November 9, 2020, November 19, 2020, and August 3, 2021, respectively, from purported stockholders raising similar allegations.

On July 15, 2021, a purported stockholder of SRAC filed a putative class action complaint against SRAC, Sponsor, Brian Kabot, James Norris, Momentus, and Mikhail Kokorich in the United States District Court for the Central District of California, in a case captioned Jensen v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05744. The complaint alleges that the defendants omitted certain material information in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. On July 22, 2021, and August 4, 2021, respectively, two other purported stockholders filed putative class action complaints in the same court, in cases captioned Hall v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05943, and Depoy v. Stable Road Acquisition Corp., et al., No. 2:21-cv-06287, asserting substantially similar claims and seeking substantially similar relief. Other, similar suits may follow. Other, similar suits may follow.

On July 20, 2021, a purported stockholder of the Company sent a letter demanding that the Company provide holders of the Company’s Class A Common Stock with a separate class vote on the Class A Share Increase Amendment. The Company has responded to this stockholder in writing to explain its view that the demand is without merit.SEC Settlement

On July 13, 2021, the SEC announced charges against SRAC, Momentus, and Momentus’s founder and former CEO, Mikhail Kokorich, for misleading claims about Momentus’s technology and about the U.S. government’s national security concerns about Mr. Kokorich. The SEC’s settled order finds that Momentus and Mr. Kokorich knowingly or recklessly made misrepresentations of material fact and misleading omissions in violation of antifraud provisions of U.S. federal securities laws, and that SRAC negligently made misrepresentations of material fact and misleading omissions in violation of antifraud provisions of U.S. federal securities laws, as well as related reporting and proxy solicitation provisions. The SEC also announced charges against the Sponsor and Brian Kabot, finding that Mr. Kabot negligently violated provisions of U.S. federal securities laws related to proxy solicitations and that Mr. Kabot and the Sponsor caused SRAC’s violation of negligence-based antifraud provisions of the federal securities laws. The SEC’s litigation is proceeding against Mr. Kokorich, against whom the SEC filed a complaint in the U.S. District Court for the District of Columbia. All parties except for Mr. Kokorich have settled with the SEC.

According to the SEC’s settled order, Mr. Kokorich and Momentus misled SRAC’s investors, including PIPE Investors, in two respects. First, “Momentus and SRAC both claimed that in 2019, Momentus had ‘successfully tested’ in space its key technology, a microwave electro-thermal (“MET”) water plasma thruster, that Momentus claimed was designed to move a satellite into custom orbit after launch. In fact, that 2019 test failed to meet Momentus’s own public and internal pre-launch criteria for success, and was conducted on a prototype that was not designed to generate commercially significant amounts of thrust.” Second, the order finds that Momentus and Mr. Kokorich also misrepresented the extent to which national security concerns involving Mr. Kokorich undermined Momentus’ ability to secure required governmental licenses essential to its operations. In addition, the order finds that SRAC repeated Momentus’s misleading statements in public filings associated with the Business Combination and failed its due diligence obligations to investors. According to the order, while SRAC claimed to have conducted extensive due diligence of Momentus, it never reviewed the results of Momentus’s in-space test or received sufficient documents relevant to assessing the national security risks posed by Mr. Kokorich. The order finds that Mr. Kabot participated in SRAC’s inadequate due diligence and in filing its inaccurate registration statements and proxy solicitations. The SEC’s complaint against Mr. Kokorich includes factual allegations that are consistent with the findings in the order.

Without admitting or denying the SEC’s findings, Momentus, SRAC, Mr. Kabot, and the Sponsor consented to an order requiring them to cease and desist from future violations. Momentus will pay a civil penalty of $7.0 million, SRAC will pay a civil penalty of $1.0 million, and Mr. Kabot will pay a civil penalty of $40,000. Momentus and SRAC have also agreed to provide PIPE Investors with the right to terminate their Subscription Agreements prior to the stockholder vote to approve the Business Combination with Momentus; the Sponsor has agreed to relinquish 250,000 founders’ shares it would otherwise have received upon consummation of the Business Combination with Momentus; and Momentus has agreed to undertakings requiring enhancements to its disclosure controls, including the creation of an independent board committee and retention of an internal compliance consultant for a period of two years.

Except as set forth above, to the knowledge of our management, there is no material litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on June 10, 2021, and the definitive proxy statement/consent solicitation statement/prospectus filed with the SEC on July 23, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC, except for those described in the definitive proxy statement/consent solicitation statement/prospectus filed with the SEC on July 23, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No. 2 to Agreement and Plan of Merger, dated as of April 6, 2021, by and among Stable Road Acquisition Corp., Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (incorporated by reference to SRAC’s Current Report on Form 8-K, filed on April 8, 2021).
2.2	Amendment No. 3 to the Merger Agreement, dated as of June 29, 2021, by and among Parent, Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC and Momentus Inc. (incorporated by reference to SRAC’s Current Report on Form 8-K, filed on June 29, 2021).
3.1	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to SRAC’s Current Report on Form 8-K, filed on May 13, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STABLE ROAD ACQUISITION CORP.

Date: August 11, 2021		/s/ Brian Kabot
	Name:	Brian Kabot
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021		/s/ James Norris
	Name:	James Norris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)