Form 10-Q
period 2021-09-30
Momentus Inc.
filed 2021-11-10
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-39128
Momentus Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1905538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 N. First Street San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
(650) 564-7820
Registrant's telephone number, including area code
Stable Road Acquisition Corp.

1345 Abbot Kinney Blvd. Venice, California
2020	90291
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	MNTS	The Nasdaq Capital Market LLC
Warrants	MNTSW	The Nasdaq Capital Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 80,580,232 shares of common stock as of September 30, 2021.

Tables of Contents
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this "Form 10-Q), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Momentus Inc.’s (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations.
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellite transport services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport

Tables of Contents
systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the effects of the COVID-19 pandemic on the Company’s business; the Company’s ability to comply with the terms of its National Security Agreement and any related compliance measures instituted by the director who was approved by the CFIUS Monitoring Agencies (the “Security Director”); the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties described under Part II, Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors" may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Tables of Contents

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,059	$23,005
Restricted cash, current	820	100
Prepaids and other current assets	10,408	4,508
Total current assets	189,287	27,613
Property, machinery and equipment, net	4,786	2,321
Intangible assets, net	344	305
Operating right of use asset	7,846	316
Deferred offering costs	—	2,610
Restricted cash, non-current	313	415
Other non-current assets	3,065	2,740
Total assets	$205,640	$36,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$4,755	$1,863
Accrued expenses	6,733	3,064
Loan payable, current	17,613	—
Contract liabilities, current	—	1,914
Operating lease liability, current	1,146	254
Other current liabilities	5,066	220
Total current liabilities	35,313	7,314
Contract liabilities, non-current	1,554	711
Warrant liability	33,254	3,206
SAFE notes	—	314,440
Operating lease liability, non-current	7,565	72
Other non-current liabilities	437	49
Total liabilities	78,122	325,792

Stockholders’ deficit:
Common stock, $0.00001 par value; 250,000,000 shares authorized and 80,580,232 issued and outstanding as of September 30, 2021; 142,804,498 shares authorized and 62,510,690 issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	333,471	39,866
Accumulated deficit	(205,954)	(329,338)
Total stockholders’ equity (deficit)	127,518	(289,472)
Total liabilities and stockholders’ equity (deficit)	$205,640	$36,320
The accompanying notes are an integral part of these condensed consolidated financial statements
The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service revenue	$200	$—	$330	$—
Cost of revenue	(184)	—	(135)	—
Gross margin	384	—	465	—
Operating expenses:
Research and development expenses	9,047	5,377	39,747	13,758
Selling, general and administrative expenses	12,057	4,056	35,802	7,478
Total operating expenses	21,104	9,433	75,549	21,236
Loss from operations	(20,721)	(9,433)	(75,084)	(21,236)

Other income (expense):
Decrease (increase) in fair value of SAFE notes	26,924	(99,107)	209,291	(102,695)
Decrease (increase) in fair value of warrants	(2,712)	(1,324)	9,826	(1,317)
Interest income	—	1	2	7
Interest expense	(4,328)	(67)	(8,685)	(145)
SEC settlement	—	—	(7,000)	—
Other income (expense)	(4,778)	(993)	(4,965)	(942)
Total other income (expense)	15,107	(101,489)	198,469	(105,093)
Income (loss) before income taxes	(5,614)	(110,923)	123,385	(126,329)
Income tax provision	—	—	1	1
Net income (loss)	$(5,614)	$(110,923)	$123,384	$(126,329)
Net income (loss) per share, basic	$(0.09)	$(1.77)	$2.06	$(1.97)
Net income (loss) per share, diluted	$(0.09)	$(1.77)	$1.92	$(1.97)
Weighted average shares outstanding, basic	60,589,566	62,722,340	59,873,199	64,244,006
Weighted average shares outstanding, diluted	60,589,566	62,722,340	64,232,537	64,244,006
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except per share data)

	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Treasury Stock		Common stock – Class A		Additional paid in capital	Accumulated deficit		Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	144,875,941	—	20,000,000	—	18,398,005	—	70,000,000	—	—	—	—	$—	$39,866	$(329,338)		$(289,472)
Retroactive application of recapitalization	(144,875,941)	—	(20,000,000)	—	(18,398,005)	—	(70,000,000)	—	—	—	62,510,690	1	—	—		—
Balance, December 31, 2020, as adjusted	—	$—	—	$—	—	$—	—	$—	—	$—	62,510,690	$1	$39,866	$(329,338)		$(289,472)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	270,582	—	24	—		24
Stock-based compensation – Stock options and RSAs	—	—	—	—	—	—	—	—	—	—	—	—	5,768	—		5,768
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	64,671		64,671
Balance, March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	62,781,272	$1	$45,658	$(264,667)		$(219,009)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	39,515	—	11	—		11
Stock-based compensation – Stock options and RSAs	—	—	—	—	—	—	—	—	—	—			2,344	—		2,344
Share repurchase	—	—	—	—	—	—	—	—	—	—	(25,601,733)	—	(22,000)	—		(22,000)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	64,327		64,327
Balance, June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	37,219,054	$—	$26,013	$(200,340)	—	$(174,326)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	966,827	$—	$239	$—		$239
Stock-based compensation – Stock options and RSAs	—	—	—	—	—	—	—	—	—	—	—	$—	$3,075	$—		$3,075
Warrant conversion upon exercise	—	—	—	—	—	—	—	—	—	—	638,125	$—	$7,001	$—		$7,001
Shares issued upon conversion of SAFE Notes	—	—	—	—	—	—	—	—	—	—	12,403,469	$—	$136,001	$—		$136,001
Share repurchase	—	—	—	—	—	—	—	—	—	—	—	$—	$(18,000)	$—		$(18,000)
Issuance of common stock and warrants, in connection with PIPE	—	—	—	—	—	—	—	—	—	—	11,000,000	$—	$79,529	$—		$79,529
Issuance of common stock and warrants, net of transaction costs, upon merger	—	—	—	—	—	—	—	—	—	—	18,352,757	$—	$99,612	$—		$99,612
Net loss	—	—	—	—	—	—	—	—	—	—	—	$—	$—	$(5,614)		$(5,614)
Balance, September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	80,580,232	$1	$333,471	$(205,954)		$127,518
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents

	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Treasury Stock		Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	144,875,941	—	20,000,000	—	15,493,658	—	80,000,000	—	—	—	—	$—	$37,004	$(22,307)	$14,698
Retroactive application of recapitalization	(144,875,941)	—	(20,000,000)	—	(15,493,658)	—	(80,000,000)	—	—	—	64,244,007	1	—	—	—
Balance, December 31, 2019, as adjusted	—	$—	—	$—	—	$—	—	$—	—	$—	64,244,007	$1	$37,004	$(22,307)	$14,698
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	177,345	—	7	—	7
Stock-based compensation – Stock options and RSAs	—	—	—	—	—	—	—	—	—	—	—	—	102	—	102
Stock contribution from co-founder	—	—	—	—	—	—	—	—	—	—	(2,467,415)	—	—	—	—
ASC 842 lease accounting adoption	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,255)	(6,255)
Balance, March 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	61,953,937	$1	$37,112	$(28,566)	$8,547
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	17,956	—	5	—	5
Stock-based compensation – Stock options and RSAs	—	—	—	—	—	—	—	—	—	—	—	—	167	—	167
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,152)	(9,152)
Balance, June 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	61,971,893	$1	$37,285	$(37,718)	$(432)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	412,514	—	49	—	49
Stock-based compensation – Stock options and RSAs	—	—	—	—	—	—	—	—	—	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	—	—	—	—	—	—	—		—	(110,923)	(110,923)
Balance, September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	62,384,407	$1	$38,707	$(148,640)	$(109,932)
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$123,384	$(126,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	768	419
Amortization of debt discount and issuance costs	6,935	34
(Decrease) increase in fair value of warrants	(9,826)	1,317
(Decrease) increase in fair value of SAFE notes	(209,291)	102,695
Impairment of prepaid launch costs	9,450	—
Stock-based compensation expense	11,187	1,642
Changes in operating assets and liabilities:
Prepaids and other current assets	(15,350)	(4,873)
Other non-current assets	(2,908)	360
Accounts payable	4,357	865
Accrued expenses	4,546	1,061
Other current liabilities	4,829	61
Contract liabilities	(1,071)	1,681
Lease liability and right of use asset	856	—
Other non-current liabilities	5	—
Net cash used in operating activities	(72,129)	(21,068)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(2,835)	(1,245)
Purchases of intangible assets	(16)	(99)
Net cash used in investing activities	(2,852)	(1,345)

Cash flows from financing activities:
Proceeds from issuance of SAFE notes	30,853	44,650
Proceeds from issuance of loan payable	25,000	2,458
Proceeds from exercise of stock options	278	61
Payment of notes payable	—	(1,015)
Payment of debt issuance costs	(144)	(37)
Payment of warrant issuance costs	(31)	(1)
Payment for share repurchase	(40,000)	—
Proceeds from PIPE	110,000	—
Proceeds from issuance of common stock upon Merger	137,282	—
Payments for transaction costs	(32,585)	—
Net cash provided by financing activities	230,653	46,116

Increase in cash, cash equivalents and restricted cash	155,672	23,704
Cash, cash equivalents and restricted cash, beginning of period	23,520	13,002
Cash, cash equivalents and restricted cash, end of period	$179,191	$36,706

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock related to conversion of SAFE notes	$136,001	$—
Issuance of common stock related to exercise of warrant liabilities	$7,001	$—
Reclassification of deferred offering costs	$6,203	$—
Deferred offering costs in accounts payable and accrued expenses at period end	$—	$979
Assumption of merger warrants liability	$31,225	$—
Operating lease right-of-use assets in exchange for lease obligations	$8,501	$—

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1	$1
Cash paid for interest	$1,750	$84
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations
The Company
Momentus Inc. (together with its consolidated subsidiaries “Momentus” or the “Company”) is a U.S. commercial space company that plans to offer in-space infrastructure services, including in-space transportation, hosted payloads and in-orbit services. Momentus believes it can make new ways of operating in space possible with its planned in-space transfer and service vehicles that will be powered by an innovative water plasma-based propulsion system that is under development. The Company anticipates flying its Vigoride vehicle to Low Earth Orbit on a third-party launch provider as early as June 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight.
Background and Business Combination
On August 12, 2021, the Company consummated a merger pursuant to certain Agreement and Plan of Merger, dated October 7, 2020, and as amended on March 5, 2021, April 6, 2021, and June 29, 2021 (the “Merger Agreement”), by and among Stable Road Acquisition Corp (“SRAC”), Project Marvel First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of SRAC (“First Merger Sub”), and Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of SRAC (“Second Merger Sub”), pursuant to which First Merger Sub merged with and into Momentus Inc., a Delaware corporation (“Legacy Momentus”) with Legacy Momentus as the surviving corporation of the First Merger Sub, and immediately following which Legacy Momentus merged with and into the Second Merger Sub, with the Second Merger Sub as the surviving entity (the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from Stable Road Acquisition Corp. to Momentus Inc., and Legacy Momentus changed its name to Momentus Space, LLC.
The Merger was accounted for as a reverse recapitalization under ASC Topic 805, Business Combinations ("ASC 805") in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, SRAC, who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Momentus is treated as the accounting acquirer. Accordingly, for accounting purposes, the Merger is treated as the equivalent of a capital transaction in which Legacy Momentus issued stock for the net assets of SRAC, with no goodwill or other intangible assets recorded, and Legacy Momentus’ financial statements became those of the Company. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. See Note 3 for more information.
Pursuant to the Amended and Restated Certificate of Incorporation of the Company, at the Closing, each share of SRAC’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), converted into one share of SRAC’s Class A Common Stock. After the Closing and following the effectiveness of the Second Amended and Restated Certificate of Incorporation of the Company, each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of the Company’s Common Stock, par value $0.00001 per share (the “Common Stock”), without any further action by the Company or any stockholder thereof.
Prior to the Business Combination, SRAC’s units, public shares, and public warrants were listed on the Nasdaq under the symbols “SRACU,” “SRAC,” and “SRACW,” respectively. On August 13, 2021, the Company's Class A common stock and public warrants began trading on the Nasdaq, under the symbols “MNTS” and “MNTSW,” respectively.
On October 7, 2020 and July 15, 2021, SRAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 11,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $110.0 million (the “PIPE Investment”). The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Class A common stock at $11.50 per share. The warrants were recorded as a derivative liability under ASC 815, Derivatives and Hedging and the warrant liability was initially valued at $30.5 million. See Note 11 for more information. The PIPE Investment was consummated concurrently with the closing of the Merger.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of our Annual Report presented in our Proxy Statement/Prospectus filed on July 21, 2021. There have been no significant changes to our accounting policies during the three and nine months ended September 30, 2021.
Unaudited Interim Financial Information
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2021 and December 31, 2020, the net income (loss) for the three and nine months ended September 30, 2021 and 2020, the stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2020 and 2019, filed with the Securities and Exchange Commission (the “SEC”) in SRAC’s proxy statement on July 21, 2021.
Basis of Presentation
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, SRAC is treated as the acquired company and Momentus Inc. is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Momentus Inc. was determined to be the accounting acquirer as Momentus Inc.'s shareholders prior to the Merger had the greatest voting interest in the combined entity, Momentus Inc. comprises all of the ongoing operations, and Momentus Inc.'s senior management directs operations of the combined entity.
Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Momentus with the acquisition being treated as the equivalent of Momentus issuing stock for the net assets of SRAC, accompanied by a recapitalization. The net assets of SRAC are recorded at historical cost, with no goodwill or other intangible assets recorded.
One-time direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction; cost allocated to the issuance of equity were recorded as a reduction of the amount of equity raised, presented in additional paid in capital, while all costs allocated to the liability classified warrants were charged to expense.
In connection with the Business Combination, outstanding units of Momentus were converted into common stock of the Company, par value $0.00001 per share, representing a recapitalization. Momentus is deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of Momentus. The shares and corresponding capital amounts and net income (loss) per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. None of the reclassifications have changed the total assets, liabilities, stockholders’ deficit, income, expenses or net losses previously reported.
Going Concern
The Company’s condensed consolidated financials have been prepared assuming the Company will continue as a going concern. The Company has had a history of operating losses and negative cash flows from operations. As of the date of the most recent audited financial statements, December 31, 2020, the Company had concluded that there was substantial doubt about its ability to continue as a going concern within one year of that issuance date. Since that date, the Company has obtained additional funding of $247.3 million in connection with the Business Combination to support its ongoing operations and future growth of the Company. Management has concluded that substantial doubt regarding the Company’s ability to continue as a going concern beyond the next 12 months has been alleviated based upon the recent funding.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the financial statements include, but are not limited to, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based awards, SAFE notes and warrant liabilities.
COVID-19 Pandemic
As a result of the COVID-19 pandemic, the U.S. government and various states implemented quarantine requirements and travel restrictions. The extent of the impact of COVID-19 on the Company’s financial statements will depend on future developments, including the duration of the outbreak, resurgences and emergence of variants, all of which are highly uncertain and cannot be predicted. The potential impact of COVID-19 on the Company’s operations is inherently difficult to predict and could adversely impact the Company’s business, financial condition or results of operations.
Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Post-Combination Company has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024, and the Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Restricted Cash

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Restricted cash primarily represents deposited cash that is restricted by financial institutions for two purposes. $0.4 million is restricted as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020. A portion of this restricted cash ($0.1 million) is classified as a current asset as it will be returned to the Company one year following the completion of the Business Combination with SRAC, while the remaining $0.3 million is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond at least one year from September 30, 2021. $0.7 million is restricted for expenditures related to the National Security Agreement (“NSA”) See Note 12.
Revenue Recognition
The Company enters into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. From inception to September 30, 2021, the Company has not completed a commercial launch of customer cargo and as a result, has not recognized revenue to date for services. However, as of September 30, 2021 and December 31, 2020, the Company has signed contracts with customers including firm orders and options (some of which have already been exercised by customers) and has collected $1.6 million and $2.6 million, respectively, in customer deposits, which are recorded as current and non-current contract liabilities in the Company’s condensed consolidated balance sheet. Included in the collected amount as of September 30, 2021 are $1.6 million of non-current deposits. The Company’s first launch with customers is currently anticipated to occur as early as June 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. While a portion of the deposit balance relates to performance obligations that may be satisfied over the next 12 months, the Company will classify customer deposits as non-current until the inaugural launch date is reasonably assured.
The Company will recognize revenue (along with any other fees that have been paid) upon the earlier of the satisfaction of the Company’s performance obligation or when the customer cancels the contract. For the nine months ended September 30, 2021, the Company recognized revenue related to customer cancelled contracts of $0.3 million, which were previously recorded as a contract liability. The Company also recorded $(0.14) million as a reduction of cost of revenue which represents the reversal of a contingency recorded during the prior year for loss contracts. During the three months ended September 30, 2021 the Company signed amendments with those customers such that the services will no longer be free of charge. The reversed contingency was offset by costs incurred related to one of the cancelled contracts.
While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million during the three months ended September 30, 2021.
Deferred Fulfillment and Prepaid Launch Costs
As of September 30, 2021, and December 31, 2020, the Company had $3.0 million and $4.7 million, respectively, of deferred fulfillment and prepaid launch costs in the accompanying condensed consolidated balance sheets. On May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believes the prepayments will be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment of $8.7 million of current prepaid launch costs during the nine months ended September 30, 2021. See Note 4 for more information. See Note 15 for more information about the potential recovery of a portion of the impaired launch costs.
SAFE Notes
The Company issued Simple Agreement for Future Equity (“SAFE”) notes to investors during the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, which were converted to shares of common stock in connection with the Business Combination. Prior to conversion, the Company determined that the SAFE notes were not a legal form of debt (i.e., no creditors’ rights). The SAFE notes included a provision allowing

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
for the investors to receive a portion of the proceeds upon a change of control equal to the greater of their investment amount or the amount payable based upon a number of shares of common stock equal to the investment amount divided by the liquidity price, the occurrence of which is outside the control of the Company. This provision required that the SAFE notes be classified as marked-to-market liabilities pursuant to ASC 480. See Note 9 for more information.
Deferred Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Company’s Business Combination. Upon completion of the Business Combination, all deferred offering costs were netted with proceeds from the Business Combination, with costs relating to the issuance of equity recorded as a reduction of the amount of equity raised, presented in additional paid in capital, while all costs related to the liability classified warrants was estimated and charged to expense. See Note 3 for more information.
Fair Value Measurement
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. A three-tiered hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires that the Company use observable market data, when available, and minimize the use of unobservable inputs when determining fair value:
•Level 1, observable inputs such as quoted prices in active markets;
•Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly;
•Level 3, unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs on September 30, 2021 and December 31, 2020.
The Company’s SAFE note liabilities, prior to conversion in connection with the Business Combination, were marked-to-market liabilities pursuant to ASC 480 and were classified within Level 3 of the fair value hierarchy as the Company was using a backsolve method within the Black Scholes Option Pricing model, which allowed the Company to solve for the implied value of the business based on the terms of the SAFE investments. Significant unobservable inputs included volatility and expected term. The Company performed a fair value measurement of the SAFE notes on the Closing Date and recorded the change in the fair value of the instruments prior to converting them to equity.
Warrant Liability
The Company’s Private Warrants and Stock Purchase Warrants (defined and discussed in Note 11) are recorded as derivative liabilities pursuant to ASC 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model to calculate fair value. Significant unobservable inputs, prior to the Company’s stock being publicly listed, included stock price, volatility and expected term. At the end of each reporting period, changes in fair value during the period are recognized as a components of other income (expense), net within the condensed consolidated statements of operations. The Company will continue to adjust the warrant liabilities for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.
The warrants issued by Momentus Inc. prior to the Business Combination were redeemed in connection with the Merger and as a result, the Company performed a fair value measurement of those notes on the Closing Date and recorded the change in the instruments’ fair values prior to converting them to equity. The warrants assumed by the Company as a result of the Business Combination remain outstanding.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Basic and Diluted Income (Loss) Per Share
Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares and SAFE notes if their effect is anti-dilutive. The table below details the excluded potential common shares where their effect is anti-dilutive for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three and Nine Months Ended September 30, 2020
Options outstanding under stock incentive plan	4,304,660	—	7,359,841
Options outstanding outside of stock incentive plan	—	—	134,586
Common stock warrants	20,206,069	19,897,500	499,534
SAFE notes outstanding (shares not reserved)	—	—	13,909,900
Total	24,510,729	19,897,500	21,903,861
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or results of operations.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the accounting for income taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in income taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. The Company adopted the standard as of January 1, 2020, using the modified retrospective approach and has elected to use the optional transition method which allows the Company to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification related to agreements entered prior to adoption.
The adoption of the new standard resulted in recognition of operating lease ROU assets and operating lease liabilities of $0.55 million and $0.56 million, respectively, as of January 1, 2020. There was no material cumulative

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
impact of transition to accumulated deficit as of the adoption date. The standard did not materially impact the accompanying statements of operations and had no impact on the accompanying statements of cash flows.
Note 3. Reverse Recapitalization
As discussed in Note 1, "Nature of Operations", on the Closing Date, SRAC completed the acquisition of Momentus Inc. and acquired 100% of Momentus Inc.’s shares and Momentus Inc. received gross proceeds of $247.3 million, which includes $137.3 million in proceeds from issuance of common stock upon the Merger and $110.0 million in proceeds from the PIPE Investment.
The Merger was accounted for as a reverse recapitalization under ASC 805, with Momentus Inc. as the accounting acquirer and SRAC as the acquired company for accounting purposes. Momentus Inc. was determined to be the accounting acquirer as Momentus Inc.'s stockholders prior to the Merger had the greatest voting interest in the combined entity, Momentus Inc. comprises all of the ongoing operations, and Momentus Inc.'s senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Momentus Inc. and its wholly owned subsidiary. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Momentus Inc.
One-time direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction. Costs of $27.8 million allocated to the issuance of equity were recorded as a reduction of equity raised, presented in additional paid in capital, while costs of $4.8 million allocated to the liability classified warrants were charged to expense. On the Closing Date, each holder of Momentus Inc. preferred and common stock received approximately 0.2467416 shares of the Company’s Class A common stock, par value $0.00001 per share. See Note 11 for additional details of the Company's stockholders' equity (deficit) prior to and subsequent to the Merger.
All equity awards of Momentus Inc. were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A common stock. As a result, each outstanding stock option was converted into an option to purchase shares of the Company’s Class A common stock based on an exchange ratio of 0.2467416, and each outstanding restricted stock award was converted into restricted stock awards of the Company that, upon vesting, may be settled for shares of the Company’s Class A common stock based on an exchange ratio of 0.2467416.
Outstanding private warrants of Momentus Inc. common stock were also converted into warrants to purchase shares of the Company’s Class A common stock based on an exchange ratio of 0.2467416.
Each public and private warrant of SRAC that was unexercised at the time of the Merger was assumed by the Company and represents the right to purchase one share of the Company’s Class A common stock upon exercise of such warrant. See Note 11 for more information.
Lock-up Agreements
In conjunction with the Closing, certain insider stockholders executed lock-up agreements, pursuant to which such stockholders agree not to transfer any shares of Class A common stock for a period of six months after the Closing or, if earlier, the first date the closing price of the Class A Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the Closing.
PIPE Investment
On October 7, 2020 and July 15, 2021, SRAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 11,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $110.0 million (the “PIPE Investment”). The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Class A common stock at $11.50 per share. The warrants were recorded as a derivative liability under ASC 815, Derivatives and Hedging, and the warrant liability was initially valued at $30.5 million. See Note 11 for more information. The PIPE Investment was consummated concurrently with the closing of the Merger.
Note 4. Prepaids and Other Current Assets

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Prepaids and other current assets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Prepaid launch costs, current	$—	$2,260
Prepaid research and development	5,491	1,453
Prepaid insurance and other assets	4,917	796
Total	$10,408	$4,508
As of September 30, 2021 and December 31, 2020, the non-current portion of prepaid launch costs recorded in other non-current assets was $3.0 million and $2.4 million, respectively.
FAA application
On May 10, 2021, the Company received a letter from the U.S. Federal Aviation Administration (“FAA”) denying the Company’s application for a payload review for the then-planned June 2021 launch. According to the letter, during an interagency consultation, the FAA was informed that the launch of the Company’s payload posed national security concerns associated with the Company’s then-current corporate structure. The letter further stated that the FAA understood that the Company was undergoing a process that might resolve the national security concerns, and that the FAA could reconsider a payload application when that process was completed.
As a result of the FAA application denial, on May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believes the prepayments will be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the nine months ended September 30, 2021. See Note 15 for more information about the potential recovery of a portion of the impaired launch costs.
Note 5. Property, Machinery and Equipment, net
Property, machinery and equipment, net consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Computer equipment	$178	$178
Furniture and fixtures	206	206
Leasehold improvements	2,533	665
Machinery and equipment	3,136	1,936
Construction in-progress	245	118
Property, machinery and equipment, gross	6,299	3,103
Less: accumulated depreciation	(1,513)	(782)
Property, machinery and equipment, net	$4,786	$2,321
Depreciation expense related to property, machinery and equipment was $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, respectively, and was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.
Note 6. Intangible Assets, net
Intangible assets, net consisted of the following as of September 30, 2021:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$432	$(88)	$344	7.19

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets, net consisted of the following as of December 31, 2020:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$357	$(51)	$305	7.62
Amortization expense related to intangible assets was $0.01 million and $0.04 million for the three and nine months ended September 30, 2021, respectively, and was $0.01 million and $0.02 million for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Year ending December 31,	Amount
2021 (remainder)	$14
2022	54
2023	54
2024	46
2025	40
Thereafter	136
Total	$344
There were no intangible asset impairments during the three and nine months ended September 30, 2021 and 2020.
Note 7. Leases
In January 2021, the Company commenced a new lease at a new location in San Jose, California. The lease expires in February 2028. The Company is obligated to pay approximately $11 million over the term of the lease. The Company leases office space under non-cancellable operating leases with terms expiring from December 2021 through February 2028. The leases require monthly lease payments that are subject to annual increase throughout the lease term.
The Company adopted ASC 842 as of January 1, 2020, using the modified retrospective approach. Rent expense was $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, and was $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.
The Company performed evaluations of its contracts and determined that each of its identified leases are classified as operating leases. The components of operating lease expense were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$435	$68	$1,306	$204
Variable lease expense	147	6	442	18
Short-term lease expense	2	2	8	4
Total lease expense	$585	$75	$1,757	$226
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Leases (cont.)
The lease right of use assets and lease liabilities recognized in the condensed consolidated balance sheets are as follows:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Right of use asset in other non-current assets	$7,846	$316

Other current liabilities	$1,146	$254
Other non-current liabilities	7,565	72
Total lease liability	$8,711	$326

As of September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2021	$432
2022	1,561
2023	1,533
2024	1,580
2025	1,627
Thereafter	3,700
Total lease payments	10,434
Less: Imputed interest	(1,722)
Present value of lease liabilities	$8,711

Note 8. Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Compensation expense	$2,356	$1,371
Legal and other professional services	3,434	268
Research and development projects	539	517
Offering costs	—	506
Payroll tax expense	328	328
Other current expense	76	74
Total	$6,733	$3,064

Note 9. SAFE Notes
The Company issued Simple Agreement for Future Equity (“SAFE”) notes to investors. During the nine months ended September 30, 2021, the Company issued SAFE notes to investors in exchange for aggregate proceeds of $30.9 million. On August 12, 2021, as a result of the Business Combination, all of the Company’s outstanding SAFE notes, representing principal of $78 million and a fair value of $136 million on the conversion date, converted into 12,403,469 shares of Class A common stock of the combined company.
Prior to conversion, the Company determined that the SAFE notes were not a legal form of debt (i.e., no creditors’ rights). The SAFE notes included a provision allowing for cash redemption upon the occurrence of a change of control, the occurrence of which was outside the control of the Company. The provision required the SAFE notes be classified as marked-to-market liabilities pursuant to ASC 480. As of September 30, 2021 and December 31, 2020, the estimated fair value of the SAFE notes classified as liabilities was zero and $314.4 million, respectively. The income (loss) reported from the decrease (increase) in the estimated fair value of the SAFE notes, including those

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. SAFE Notes (cont.)
issued during the period, was $26.9 million and $209.3 million for the three and nine months ended September 30, 2021, respectively, and $(99.1) million and $(102.7) million for the three and nine months ended September 30, 2020, respectively. These amounts are included in other income (expense).
Note 10. Loan Payable
Term Loan
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (“Term Loan”) which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12%. $25.0 million of the Term Loan was immediately available for borrowing by the Company at the inception of the agreement, the Company borrowed this amount on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones needed by the June 30, 2021 deadline. The repayment terms of the Term Loan provide for interest-only payments beginning March 1, 2021 through February 28, 2022. The principal amount is due and payable on March 1, 2022. At the Company’s option, the principal amount of the Term Loan outstanding on March 1, 2022 may be repaid over one or two years beginning on March 1, 2022.
In conjunction with the Term Loan, warrants to purchase preferred stock up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The additional 20% of the warrants was forfeited as of June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815, Derivatives and Hedging, with the offset recorded as a debt discount. On August 12, 2021 the lender exercised the warrant; see Note 11 for discussion on the valuation and conversion of the warrants as of September 30, 2021.
Additionally, the Company incurred debt issuance costs of $0.1 million, which were recorded as a direct deduction from the carrying amount of the Term Loan. The original issuance discount, warrant discount and debt issuance costs are amortized as interest expense using the effective interest rate method through the term of the loan. Interest expense amortization was $3.6 million and $6.9 million for the three and nine months ended September 30, 2021, respectively.
The Company allocated the proceeds from the Term Loan agreement to the note and warrants comprising the financing agreement based on the relative fair value of the individual securities on the February 22, 2021 closing date of the agreements. The discount attributable to the note, an aggregate of $15.8 million, primarily related to the value of the warrant liability with immaterial issuance costs, is amortized using the effective interest method over the one-year term of the note, maturing on March 1, 2022. Because the discount on the note exceeds 63% of its initial face value, and because the discount is amortized over the period from issuance to maturity of one year, the calculated effective interest rate is 125.97%.
Equipment Loan
In March 2020, the Company entered into an equipment financing agreement to fund the acquisition of specific and eligible equipment (“Equipment Loan”). The Equipment Loan provided the Company access to borrow up to $4.5 million. Repayment of any amounts issued under the Equipment Loan occurs over 30 months. Interest under the Equipment Loan was fixed at 9.75% . The Company was also obligated to pay a final amount equivalent to 5 percent of the loan, and the final amount was expensed as interest expense over the term of the Equipment Loan using the effective interest rate. The borrowings were collateralized by all of the equipment financed by the lender. On March 9, 2020, the Company borrowed $1.5 million under the Equipment Loan. The borrowings included an original issuance discount of $0.05 million. Pursuant to the terms of the Equipment Loan, the first six months of payments were interest only and monthly payments, including principal and interest of $0.06 million, began September 1, 2020 and were scheduled to end September 1, 2023.
In conjunction with the Equipment Loan, a stock purchase warrant was also issued to the lender, which allows for the purchase of Series A Preferred Stock or Preferred Stock in a subsequent round of financing in an amount of $0.2 million. Under the stock purchase warrant agreement, the lender is also provided the right to invest up to an additional $0.3 million in the Company’s equity or convertible debt issued in future offerings. The lender exercised this right with the SAFE notes issued in February 2021. The lender exercised the stock purchase warrant on August

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Loan Payable (cont.)
12, 2021. The warrant’s original estimated fair value of $0.03 million was recorded as a derivative liability under ASC 815, Derivatives and Hedging, with the offset recorded as a debt discount. See Note 11 for discussion on the valuation and conversion of the warrants as of September 30, 2021.
Additionally, the Company incurred debt issuance costs related to the Equipment Loan of $0.04 million, which were recorded as a direct deduction from the carrying amount of the Equipment Loan. The original issuance discount, warrant discount and debt issuance costs were being amortized as interest expense using the effective interest rate method through the term of the loan. Interest expense amortization was $0.02 million and $0.03 million for the three and nine months ended September 30, 2020, respectively. In December 2020, all of the outstanding principal and accrued interest of $1.5 million under the Equipment Loan was paid off and the Equipment Loan facility was terminated. The unamortized original issuance discount, warrant discount and debt issuance cost of $0.07 million was fully expensed in December 2020.
The Company’s Loan payable consists of the following at September 30, 2021:

(in thousands)	September 30, 2021
Gross Term Loan	$25,000
Less: Unamortized debt discount and issuance costs	(8,887)
Promissory note	$1,500
Net notes payable, (all current)	$17,613
There are no principal payments due on the Term loan until March 1, 2022 when the entire loan is due and payable.
The promissory note outstanding is held by the Company’s outside counsel for certain legal fees in relation to the Business Combination. The note is due and payable when called by the holder.
Note 11. Stockholders’ Equity (Deficit) and Stock-based Compensation
Common Stock and Preferred Stock
On August 13, 2021, The Company’s common stock began trading on the Nasdaq under the symbol “MNTS”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available a total of 270,000,000 shares of stock, consisting of (i) 250,000,000 shares of Class A common stock, par value $0.00001 per share (“Class A common stock”), and (ii) 20,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). As of September 30, 2021, the Company had 80,580,232 shares of Class A common stock issued and outstanding. There were no shares of preferred stock outstanding as of September 30, 2021.
At the Closing, the Company had 79,772,262 shares of common stock outstanding and no shares of preferred stock outstanding. This number of shares at Closing excludes 807,970 of shares which were issued for stock options that were exercised following the Merger. The following summarizes the Company’s common stock outstanding immediately after the Business Combination:

	Shares	%
Momentus Space, LLC unit holders	50,419,505	63%
Public stockholders	13,695,257	17%
SRAC and its affiliates	4,657,500	6%
PIPE investors	11,000,000	14%
Total	79,772,262	100%
Co-Founder Divestment and Share Repurchase
In accordance with the NSA and pursuant to certain Repurchase Agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “Co-Founders”) sold, back to the Company, 100% of their respective equity interests in the Company. The Company paid the Co-Founders $40 million for the equity interest purchased. The Company recorded the consideration paid as a reduction of common stock and additional paid in capital.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
Stock Purchase Warrants
In February 2021, the Company entered into a term loan (“Term Loan”) to provide the Company up to $40.0 million of borrowing capacity, of which $25.0 million was borrowed. In conjunction with the Term Loan, warrants up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The remaining 20% of the warrants were forfeited on June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815, Derivatives and Hedging, with the offset recorded as a debt discount. The Company recorded the changes in the estimated fair value of the warrant of $0.3 million and $(10.7) million for the three and nine months ended September 30, 2021, respectively, were recorded within other income (expense) in the accompanying condensed consolidated statements of operations. The change is included in other income (expense). The warrants were exercised by the lender in conjunction with the Business Combination. The loan remains outstanding as of September 30, 2021.
In March 2020, the Company entered into the Equipment Loan to fund the acquisition of specific and eligible equipment. The financing agreement provided the Company up to $4.5 million of borrowing capacity, of which $1.5 million was borrowed (See Note 10). In conjunction with the equipment financing agreement, the Company issued stock purchase warrants to the lender, which allowed for the purchase of 774,527 shares of Series A Preferred Stock or Preferred Stock in a subsequent round of financing. These warrants were also accounted for as a derivative liability and the changes in estimated fair value of the warrant of $0.4 million and $(1.1) million for the three and nine months ended September 30, 2021, respectively, were recorded within other income (expense) in the accompanying condensed consolidated statements of operations. The warrants were exercised by the lender in conjunction with the Business Combination.
Public and Private Warrants
As of September 30, 2021, the Company had public and private warrants outstanding to purchase 8,625,000 and 11,272,500 of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $11.50 per share, subject to adjustment, at any time commencing on August 12, 2021. The public and private warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation. Additionally, the Company has private warrants outstanding to purchase 308,569 shares of Class A common stock, with an exercise price of $0.20 per share, unrelated to the Business Combination.
The private warrants assumed in connection with the Business Combination were accounted for as a derivative liability and the change in estimated fair value of the warrants of $2.0 million for the three and nine months ended September 30, 2021 was recorded within other income (expense) in the accompanying condensed consolidated statements of operations. The public warrants and the legacy outstanding private warrants were recorded as equity.
Stock Incentive Plans
Legacy Stock Plans
In May 2018, the Board of Directors of Momentus Inc. approved the 2018 Stock Plan (the “Initial Plan”) that allowed for granting of incentive and non-qualified stock options and restricted stock awards (“RSAs”) to employees, directors, and consultants. The Initial Plan was terminated in November 2018. Awards outstanding under the Initial Plan continue to be governed by the terms of the Initial Plan.
In February and March 2020, the Board approved an amendment and restatement to the New 2018 Stock Plan (the “Amended and Restated 2018 Stock Plan”). No additional grants will be made from the Amended and Restated 2018 Plan, however, the options issued and outstanding under the plan continue to be governed by the terms of the Amended and Restated 2018 Plan.
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 5,982,922 shares of common stock were initially reserved for issuance. Refer to our registration statement on Form S-8, filed on October 18, 2021. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”),

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four-year period. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lessor of (i) three percent (3%) of the outstanding shares on the last day of the immediately preceding fiscal year and (iii) such number of Shares determined by the Board. As of September 30, 2021, no grants have been issued under the 2021 Plan.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 1,595,445 shares of common stock were initially reserved for issuance. Refer to our registration statement on Form S-8, filed on October 18, 2021. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of common stock at a discount as permitted under the Internal Revenue Service (“IRS”) Code. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lessor of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase. The 2021 ESPP Plan became effective immediately following the Closing. As of September 30, 2021, no shares have been issued under the 2021 Plan.
Options and RSA Activity
The following table sets forth the summary of options and RSA activity for the nine months ended September 30, 2021. RSAs were an immaterial portion of activity for the period:

(in thousands, except per share data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	7,422,996	$0.20	8.49	$130,564
Vested exercised	(1,297,711)			$15,263
Forfeitures	(1,820,625)
Outstanding as of September 30, 2021	4,304,660	$0.27	7.64	$44,275
Exercisable as of September 30, 2021	2,662,485	$0.26	7.28	$27,526
Vested and expected to vest as of September 30, 2021	4,304,660	$0.27	7.64	$44,275
Stock-based compensation expense related to options issued under the Plans was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development expenses	$52	$34	$186	$109
Selling, general and administrative expenses	3,023	1,339	11,001	1,533
	$3,075	$1,374	$11,187	$1,642

The intrinsic value of options exercisable as of September 30, 2021 and 2020 was $27.5 million and $21.4 million, respectively. As of September 30, 2021, there was a total of $0.9 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.99 years.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
The assumptions used under the Black-Scholes-Merton option-pricing model and weighted average fair value of options on the grant date are as follows:

	Nine Months Ended September 30,
	2021	2020
Expected term (in years)	N/A	5.03 – 6.23
Risk-free interest rate	N/A	0.27% – 1.36%
Expected volatility	N/A	33.89% – 51.78%
Dividend yield	N/A	0.00%
Fair value on grant date	N/A	$0.32 – $4.70
Stock Option Modifications
On August 31, 2021, in connection with the resignation of one of the Company’s former officers, the Company modified the former officer’s outstanding awards, which resulted in the vesting of options for 273,571 shares. The modified option awards have an exercise price of $0.28 per share, expected term of 6.25 years, a risk-free rate of 0.86%, expected volatility of 97% and no expected dividends. This Type III modification resulted in a remeasured fair value of $10.91 per share. The incremental compensation related to the accelerated options totaled $2.9 million.
On May 22, 2021, in connection with the resignation of one of the Company’s former directors, the Company modified the former director’s outstanding award, which resulted in the vesting of options for 205,618 shares. The modified option award has an exercise price of $0.28 per share, expected term of one year, a risk-free rate of 0.04%, expected volatility of 65% and no expected dividends. This Type III modification resulted in a remeasured fair value of $10.78 per share. The incremental compensation related to the accelerated options totaled $2.2 million.
On January 25, 2021, in connection with the resignation of the Company’s former Chief Executive Officer (“CEO”), Mikhail Kokorich, the Company modified his outstanding awards, which resulted in the vesting of options for 261,070 shares. The modified option awards have exercise prices ranging from $0.04 to $0.28 per share, an expected term of one year, a risk-free interest rate of 0.10%, an expected volatility of 78% and no expected dividends. This Type III modification resulted in a remeasured fair value of $20.91 per share. The incremental compensation related to the accelerated options totaled $5.4 million.
Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$(5,614)	$(110,923)	$123,384	$(126,329)
Denominator:
Denominator for basic net income (loss) per share -weighted average shares outstanding	60,589,566	62,722,340	59,873,199	64,244,006
Dilutive options and unvested stock units outstanding	—	—	4,056,805	—
Dilutive warrants outstanding	—	—	302,533	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	60,589,566	62,722,340	64,232,537	64,244,006

Net income (loss) per share - diluted	$(0.09)	$(1.77)	$1.92	$(1.97)

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing undistributed earnings allocated to common stockholders for the period by the weighted average number of common shares

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
outstanding during the period, plus the dilutive effect of outstanding preferred shares, dilutive options and unvested stock units, and warrants outstanding pursuant to the treasury stock method.

For the three months ended September 30, 2021 and the three and nine months ended September 30, 2020 the Company incurred a net loss and as a result excluded certain outstanding options, unvested stock units, and warrants that would have been anti-dilutive. For the three months ended September 30, 2021, 24,510,729 shares were excluded and for the three and nine months ended September 30, 2020, 21,903,861 shares were excluded. For the nine months ended September 30, 2021, the Company had net income but there were 19,897,500 shares attributable to anti-dilutive warrants in the period, which were excluded.
Note 12. Commitments and Contingencies
Legal Proceedings
Securities Class Actions
On July 15, 2021, a purported stockholder of SRAC filed a putative class action complaint against SRAC, SRC-NI Holdings, LLC ("Sponsor"), Brian Kabot (SRAC CEO), James Norris (SRAC CFO), Momentus, and the Company's co-founder and former CEO, Mikhail Kokorich, in the United States District Court for the Central District of California, in a case captioned Jensen v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05744 (the "Jensen class action"). The complaint alleges that the defendants omitted certain material information in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021.
On July 22, 2021 and August 4, 2021, purported stockholders of SRAC filed putative class action complaints against SRAC, SRC-NI Holdings, LLC, Brian Kabot, James Norris, Momentus, and Mikhail Kokorich in the United States District Court for the Central District of California, in cases captioned Hall v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05943 (the "Hall class action") and Depoy v. Stable Road Acquisition Corp., et al., No. 2:21-cv-06287 (the "Depoy class action"). The allegations in the Hall and Depoy class actions are substantially the same as the allegations in the Jensen class action (collectively, referred to as the "securities class actions") and the purported class period is identical. On October 20, 2021, the securities class actions were consolidated in the first filed matter. Other, similar suits may follow.
These securities class actions and other such litigation matters may be time-consuming, divert management’s attention and resources, cause the Company to incur significant defense and settlement costs or liability, even if we believe the claims asserted against us are without merit. We intend to vigorously defend against all such claims. Because of the potential risks, expenses and uncertainties of litigation, as well as claims for indemnity from various of the parties concerned, we may from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, further compounded by various claims for indemnity which may or may not be fully insured, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our operating results and financial condition.
SEC Settlement and CFIUS Review
On January 24, 2021, the Company received a subpoena from the Division of Enforcement of the U.S. Securities and Exchange Commission ("Division of Enforcement") requesting documents regarding the Registration Statement on Form S-4 and Amendment No. 1 thereto 1 (the "Registration Statement") filed by SRAC in connection with the Business Combination. The Company entered into a settlement with the SEC on July 8, 2021. As a result of the settlement, in accordance with ASC 450, Contingencies, the Company paid a fine of $2 million and recorded a liability of $5 million, due one year from the settlement date.
In February 2021, the Company and Mr. Kokorich, with support from SRAC, submitted a joint notice to the Committee on Foreign Investment in the United States ("CFIUS") for review of the historical acquisition of interests in the Company by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense regarding the Company’s foreign ownership and control. On June 8, 2021, U.S. Departments of Defense and the Treasury, on behalf of CFIUS, Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis) entered into a National Security Agreement (the "NSA"). In accordance with the NSA, Mr. Kokorich, Nortrone Finance S.A., Lev Khasis and his wife Olga Khasis, and Brainyspace LLC fully divested all the Company’s securities beneficially owned by them by selling the securities back to the Company, with the Company payment in full for such securities on August 26, 2021. The NSA establishes various requirements and restrictions on the Company to protect national security, certain of which may materially and adversely affect the Company’s operating results due to the cost of compliance, limitations on the Company’s control over certain U.S. facilities, contracts, personnel, vendor selection and operations, and any potential penalties for noncompliance with such requirements and restrictions. The NSA provides for quarterly compliance auditing by an independent auditor. The NSA further provides for liquidated damages up to $1,000,000 per breach of the NSA. If the CFIUS monitoring agencies, the U.S. Departments of Defense and Treasury, find noncompliance, the CFIUS monitoring agencies could impose penalties, including liquidated damages.
The Company had incurred legal expenses of approximately $2.2 million and $9.6 million during the three and nine months ended September 30, 2021 and expects to continue to incur legal expenses related to these matters in the future.
Other Litigation and Related Matters
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business on in connection with the matters discussed above. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources and other factors. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.
Note 13. Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes and a full valuation allowance for deferred tax assets.
Note 14. Related Party Transactions
The Company entered into a consulting and technology development agreement with an entity in which the Company’s former CEO has a material interest. Payments made to the entity totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. There were no payments to the entity during the nine months ended September 30, 2021.
In March 2020, Brainyspace LLC, an entity affiliated with Lev Khasis, a co-founder of the Company, contributed 2,467,415 shares of Class B Common Stock back to the Company. In conjunction with the contribution, the Company agreed that if it re-hires Mr. Khasis within a specified time period, that he will receive an option to purchase 1,233,707 shares (on a pre-Business Combination basis), subject to the approval of the Board. The Company has determined it will not re-hire Mr. Khasis so it will not be obligated to issue the option.
Note 15. Subsequent Events
For the interim condensed consolidated financial statements as of September 30, 2021, the Company has evaluated subsequent events through the financial statements issuance date.
Launch Services Agreement
On October 12, 2021, the Company began discussions with one of its launch service providers about reestablishing a future launch schedule. As a result of the discussion, the Company signed a Launch Services Agreement on October 19, 2021 that reserves space on an upcoming launch, which is targeted for June 2022. While securing space on the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
manifest is an important step, our plan to launch in June 2022 remains subject to the receipt of licenses and other government approvals, and successful completion of our current efforts to get the system ready for flight. The Company determined that $2.7 million of the impaired deposits were potentially recoverable in connection with the reestablished schedule. The Company did not record any adjustments as a result of the discussions.

F-27

Tables of Contents
MOMENTUS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this report. This discussion and analysis should also be read together with our financial information for the period ended and as of September 30, 2021. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” in the Proxy Statement/Prospectus filed by SRAC on July 21, 2021 (the “Proxy Statement/Prospectus”) and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.
Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
Overview
Momentus plans to offer in-space infrastructure services, and if we achieve our business plans and goals, we believe that we can become an important provider of tools, infrastructure and services that will enable the commercialization of space. Momentus intends to utilize a multi-pronged approach to become a provider of three critical functions in the new space economy: Space Transportation, Satellite as a Service, and In-Orbit Servicing. Momentus is planning to create a hub and spoke space transportation model by offering last-mile delivery in partnership with leading providers of launch services on large and mid-size rockets, such as SpaceX. By combining the capabilities of low-cost launch vehicles from third party providers with our planned in-space transfer and service vehicles powered by water plasma propulsion technology, we believe we will be able to offer our customers significantly more affordable access to space. We believe that our water plasma propulsion technology, once further developed, tested and validated, will have the potential to deliver fast, versatile, and cost-effective services to our customers. We believe that our highly experienced team of engineers, and operations managers puts us in a strong position to commercialize our technology in the future and become a market leader in the development of the new space economy. Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology, and have signed contracts for approximately $65 million in backlog (potential revenue), as of September 30, 2021. These include firm as well as optionable contracts. In general, the customers have the right to cancel their contracts with the understanding that they will forgo their deposits. Our first launch with customers is currently anticipated to occur as early as June 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. Prior planned launches were cancelled due to not receiving required licenses and other governmental approvals and other factors, and we can offer no assurances that our first launch will occur in June 2022 or that we will ever receive the required licenses and other governmental approvals.

Our services are made possible by the space industry’s rapid technological developments over the past two decades, driven predominantly by significant decreases in launch costs, as well as the advent of smaller, lower-cost satellites. This convergence of trends has resulted in substantial growth in the commercial space market, rooted in higher accessibility for companies entering the new space economy that aim to offer communication, earth observation and data collection services, and other satellite services. We anticipate the space transportation and small satellite market to be drivers of growth in the short-term as satellite technology drives smaller and cheaper satellites, and increasing numbers of satellite constellations continue to emerge. We believe that over the next decade, new space-based business models may emerge, for example the generation of solar energy in space, space manufacturing or space data processing. The advent of these new business models could substantially increase demand for space transportation and other space infrastructure services.
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance the development of our vehicles, build corporate infrastructure and enhance our sales and marketing functions.
The technology underlying our anticipated service offerings is still in the process of being developed, and has not been fully tested or validated in space. Our ability to execute on our business plan is dependent on the successful development and commercialization of the technologies described in this quarterly report. Although we believe our water plasma propulsion technology will be a key differentiator of our product offerings, we have to date only conducted one test of this technology in space. Although we believe our test unit generated plasma in space and validated the theoretical basis of our technology, we have yet to experimentally confirm the unit’s ability to generate thrust in space, which is crucial to our ability to conduct actual spacecraft maneuvers in orbit. Until we can accomplish this, the technology will remain in the experimental stages. Moreover, even if the unit generates thrust, there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Our statements and beliefs about the viability of our technology are primarily based on theoretical analyses and experimentally observed results during ground testing and our single test of this technology in space. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all. This quarterly report describes Momentus’ current business plans for continuing to develop its technology and marketing and commercializing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles.
Services Overview
If our technology is fully developed and validated in the future, we currently plan to provide the following infrastructure services to the space economy:
Space Transportation. We are designing our space transportation service based on a hub and spoke model. When the time for launch approaches, our customers will send us their payload a few months in advance for integration onto our vehicle. Once their payload has been integrated, our vehicle will then be prepared for launch. We will then incorporate our vehicle, holding the customer’s payload fixture, into the payload of the rocket. The rocket will then transport our vehicle to the drop-off orbit. At this point, after separation from the rocket, we will initiate delivery to the customer’s final orbit. We are designing our water plasma thrusters to enable our vehicle to efficiently transport each customer payload to its respective orbit. We believe that this service will give our clients the accessibility that rocket providers cannot, as their drop-off points are limited. Initially, after delivering our customer payloads to their final orbits, our vehicles will de-orbit. However, our plan is to develop the capability for our vehicles to be reusable, such that, upon delivery of the payload, they will be capable of remaining in space to conduct additional missions.
Satellite as a Service (Hosted Payloads). In this model, we are developing our payloads such that once a customer payload is attached, our vehicles would be capable of moving to the desired orbit and remaining attached to the hosted payload to provide continuous power, orbit-maintenance, orientation, and communications to support telemetry, commanding, and downlinking of payload data, for the duration of the mission.
In-Orbit Servicing. We believe in-orbit servicing of satellites is a quickly growing business opportunity. As the number of satellites in space increases, so does their need to be serviced. In addition to other services, we are also planning to design Momentus’ future reusable vehicles to be capable of performing in-orbit servicing and are pursuing development activities that support this objective, such as our plans to demonstrate robotic arm and rendezvous capabilities. Although we are still in the very preliminary stages for developing this technology, our aim is to equip future vehicles with robotic arms and an ability to maneuver in close proximity to other spacecraft and dock or berth with them. Once fully developed, we believe these capabilities could allow us to offer a suite of different in-orbit services, such as inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting.
Factors Affecting Our Performance
We believe that our performance and future success depend to a substantial extent on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section titled “Risk Factors” in the Proxy Statement/Prospectus.
In-Space Transport and Service Vehicles and Related Technology Development
Our primary research and development objectives focus on the development of our existing and future in-space transfer and service vehicles and related water plasma propulsion technology.
Vigoride is the first vehicle that Momentus is developing. We are developing Vigoride with the objective of carrying up to 750 kg of customer payload into Low Earth Orbit (“LEO”), and based on our current product roadmap. We estimate that we may, under certain circumstances, achieve this capability with our fourth generation Vigoride (Block 2.2) vehicles, which we are beginning to build. We have set delta-v and host power objectives for Vigoride at 2 km/sec and 1 kW, respectively, which we believe we can achieve a few years into our product roadmap. We have entered into a launch services agreement with SpaceX that secures space for Vigoride on a launch vehicle that SpaceX currently targets operating in June 2022 (see Note 15). While securing space on the manifest is an important step, our plan to launch in June remains subject to the receipt of licenses and other government approvals, and successful completion of our current efforts to get the system ready for flight. This would represent the inaugural launch of a complete Momentus vehicle into space, and would allow us to further validate Vigoride’s capabilities. However, we must secure certain government licenses and approvals in order to make the planned June launch.

Beyond Vigoride, we envision bringing two progressively larger vehicles to market this decade, which we call Ardoride and Fervoride. These vehicles will be based on the same water plasma propulsion technology as our Vigoride vehicle, but will be designed with larger structures, larger solar arrays, and more powerful propulsion systems in order to carry progressively larger payloads progressively further from Earth.
The successful development of our vehicles with water plasma propulsion technology involves uncertainties, including:
•timing in finalizing systems design and specifications;
•successful completion of test programs and demonstration missions;
•whether we will receive and the timing of receipt of licenses and government approvals that will allow us to fly our vehicles in space and gather valuable data that will assist in further development of our vehicles;
•meeting stated technological objectives and goals for the design on time, on budget and within target cost objectives;
•our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies and maintaining current approvals, licenses or certifications;
•our ability to secure slots on our launch providers’ manifests;
•performance of our manufacturing facility despite risks that disrupt productions, such as natural disasters;
•performance of our third-party contractors that support our research and development activities;
•performance of a limited number of suppliers for certain raw materials and supplied components and their willingness to do business with us;
•our ability to protect our intellectual property critical to the design and function of our orbital transfer vehicles;
•our ability to continue funding and maintaining our current research and development activities;
•the impact of the COVID-19 pandemic on us, our customers, suppliers and distributors, and the global economy; and
•our ability to comply with the terms of the NSA and any related compliance measures instituted by the Security Director.
A change in the outcome of any of these variables could delay the development of our vehicles which in turn could impact our business and results of operations. Refer to “Risk Factors” in the Proxy Statement/Prospectus.
Initial and Successive Launches
Our water plasma propulsion technology (that we are developing) is based on the use of microwave electrothermal or “MET,” thrusters, which we believe could ultimately provide safe, affordable, reliable, and regular in-space services, including Space Transportation, Satellite as a Service, and In-Orbit Servicing. To accomplish this, we currently intend to execute on the following strategies:
Launch our commercial program for in-space transportation. We currently plan to fly our Vigoride vehicle on a SpaceX Transporter flight as early as June 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight.
Launch our commercial program for Satellite as a Service. If in the future our vehicles are operationalized for their intended in-space transport uses, we plan to develop a modular approach to satellite systems through our Satellite as a Service model. For missions that require significant power for the payload and/or specific orbits, our objective is for Momentus to be able to provide a unique combination of a low-cost service model, in-orbit flexibility, and high electrical power generation.

Launch our commercial program for In-Orbit Servicing. If we develop reusability for our vehicles as currently contemplated, we believe we will be able to begin offering a suite of different in-orbit services to our clients. Although we have not yet developed these capabilities or the technology that would be required to provide these services, such services may include inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting. As the quantity of satellites sent into space continues to increase, we anticipate growing demand from such services.
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into at custom orbits. Our planned June launch is intended to be a demonstration mission. While we plan to take a few customer payloads along, the primary goals of our inaugural mission are to test Vigoride in orbit and learn from any issues that we may encounter. Any customer payloads that we do take along on our inaugural missions will likely be deployed at the point at which Vigoride is dropped off by the launch vehicle, after which our Vigoride vehicles will go on to attempt certain maneuvers without any customers on board.
There can be no assurance that we will not experience operational or process failures and other problems during our inaugural mission or on any other mission. Any failures or setbacks, particularly on our inaugural mission, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.
Customer Demand
Ahead of our first Vigoride launch, we have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. While we have not recognized any revenue from completed commercial launches through September 30, 2021, we had collected approximately $1.6 million in customer deposits related to future launches. While our standard contracts do not contain refunds or recourse provisions that enable our customers to recover any non-refundable deposits that have been paid, we issued refunds totaling $1.4 million to customers in the third quarter ending September 31, 2021 due to cancelled launches for 2021 in order to foster future business relationships and customer goodwill.
As of September 30, 2021, we had signed contracts for approximately $65 million in backlog (potential revenue). These include firm as well as optionable contracts. In general, the customers have the right to cancel their contracts with the understanding that they will forgo their deposits. The breadth of these signed contracts spans across 25 companies. These agreements also contain options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. However, these contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay non-refundable deposits beginning nine months prior to launch, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. In the nine months ended September 30, 2021 and the fourth quarter of 2020, we recognized $0.3 million and $0.4 million, respectively, of revenue related to customer cancelled contracts that were not refundable.
In addition, backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Furthermore, some contracts comprising the backlog are for services scheduled many years in the future, and the economic viability of customers with whom we have contracted is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in the backlog could change because many factors affect the scheduling of missions and adjustments to contracts may also occur. The failure to realize some portion of our backlog could adversely affect our revenues and gross margins.
COVID-19 Impact
While the COVID-19 pandemic has affected our business and our timeline for our formerly planned launch in April 2020, to date, it has not impacted us in a way that we believe will materially affect our future growth outlook.
We are currently planning for our first commercial launch as early as June 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. We do not foresee any delays due to COVID-19. The same applies to launches scheduled for the remainder of 2022 and beyond.
We do not believe our contract pipeline has been materially adversely affected by the COVID-19 pandemic. In fact, during 2020 we managed to grow our customer backlog by over 40% since the onset of the pandemic. Additionally, we have also had existing customers exercise their options for 2022 planned launches. We do not anticipate that the COVID-19 pandemic will materially affect our customer backlog and ability to secure new contracts going forward.

Our non-operations personnel began working from home in March 2020 as we reduced our in-person operations to prioritize the safety of our employees. We have begun to gradually bring essential personnel back to the office, while adhering to Centers for Disease Control and Prevention, federal, and state protective standards. Subject to local regulations and the effectiveness of vaccination initiatives, we intend to gradually bring all employees back to the office; until then, we will continue to support working from home. While remote working arrangements have affected our manufacturing and development timelines, the overall impact of this arrangement has not materially adversely affected the timeline of future launches.
In May 2020, to strengthen our liquidity position, we received a Paycheck Protection Program loan (“PPP Loan”) in the amount of $1.0 million under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”); however, in September 2020, we repaid the PPP Loan in full.
Notwithstanding the foregoing, the impact of the COVID-19 pandemic on the Company’s business, results of operations and overall financial performance will ultimately depend on future developments, including the duration of the pandemic, possible recurrent outbreaks, the appearance of variants and the effectiveness of vaccines and other mitigation measures against variants, all of which are highly uncertain and cannot be predicted. See “Risk Factors — Risks Related to the Business and Industry of Momentus” in the Proxy Statement/Prospectus for additional discussion of the potential impact of the COVID-19 pandemic on our business.
Recent Developments
Consummation of Business Combination
On August 12, 2021, We consummated the Business Combination as contemplated by the Merger Agreement with SRAC, a special purpose acquisition company. Upon the closing of the Business Combination pursuant to the Merger Agreement, Project Marvel First Merger Sub, Inc., merged with and into Momentus, with Momentus surviving such merger as a wholly owned subsidiary of SRAC, immediately followed by Momentus merging with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of SRAC. Following the closing of the Business Combination, SRAC changed its name to Momentus Inc.
The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, SRAC is treated as the “acquired” company for financial reporting purposes. We are deemed the accounting predecessor of the combined business, and Momentus Inc., as the parent company of the combined business, is the successor SEC registrant, meaning that our financial statements for previous periods are disclosed in the registrant’s future periodic reports filed with the SEC.
The Business Combination will have a significant impact on our future reported financial position and results as a consequence of the reverse recapitalization. The most significant changes in Momentus’s future reported financial position and results are an increase in cash of $247.3 million, offset by additional transaction costs for the Business Combination. See Note 3 “Reverse Recapitalization” for more information.
As a result of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.
Term Loan and Security Agreement
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (“Term Loan”) which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12%. $25.0 million of the Term Loan was immediately available for borrowing by the Company at the inception of the agreement, the Company borrowed this amount on March 1, 2021. The remaining $15 million of borrowing capacity is no longer available as the Company did not achieve certain milestones needed by the June 30, 2021 deadline. The repayment terms of the Term Loan provide for interest-only payments beginning March 1, 2021 through February 28, 2022. The principal amount is due and payable on March 1, 2022. At the Company’s option, the principal amount of the Term Loan outstanding on March 1, 2022 may be repaid over one or two years beginning on March 1, 2022.
In conjunction with the Term Loan, warrants to purchase preferred stock up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The additional 20% of the warrants was forfeited as of June 30,

2021. On August 12, 2021 the lender exercised the warrant; see Note 11 for discussion on the valuation and conversion of the warrants as of September 30, 2021.
In addition, the lender will have certain rights to participate in future private equity offerings (including convertible notes or bridge financings) of Momentus.
SEC Settlement and CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred and expect to incur significant expenses in connection with the implementation of the NSA described below. In the first nine months of 2021 we also incurred significant expenses related to the now settled SEC matter discussed below. As of September 30, 2021, the Company had incurred legal expenses of approximately $9.6 million related to these matters.

SEC Settlement
On July 13, 2021, the Company agreed to a settlement with the SEC on a “neither admit nor deny” basis, in anticipation of cease-and-desist proceedings relating to certain violations of antifraud provisions of the federal securities laws alleged by the SEC. As a result of the settlement, the Company agreed to a civil penalty of $7.0 million, $2.0 million of which was paid immediately and $5.0 million of which is payable within one year of the settlement order.
CFIUS Review and NSA
In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from Stable Road, submitted a joint notice to CFIUS for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense (“DoD”) regarding Momentus’ foreign ownership and control. On June 8, 2021, the Company entered into a National Security Agreement with Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis), and the U.S. government, represented by the U.S. Departments of Defense and the Treasury (the “NSA”). In accordance with the NSA, Mr. Kokorich, Nortrone Finance S.A., Lev Khasis and his wife Olga Khasis, and Brainyspace LLC fully divested all the equity interests in Momentus owned or beneficially owned by them by selling such equity interests to the Company on June 8, 2021. The NSA also establishes various requirements and restrictions on the Company in order to protect national security, certain of which may materially and adversely affect our operating results due to uncertainty associated with and the cost of compliance with security measures, and limitations on our control over certain U.S. facilities, contracts, personnel, vendor selection and operations.
Co-Founder Divestment
In accordance with the NSA and pursuant to certain Repurchase Agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “Co-Founders”) sold 100% of their respective equity interests in the Company. The Company paid the Co-Founders $40 million for the equity interest purchased.
The payment came from proceeds of the Business Combination and PIPE Investment and therefore reduce the proceeds available to Momentus to fund its operations and capital expenditures going forward.
See “Risk Factors — Risks Related to the Business and Industry of Momentus — Following the completion of the Business Combination, including the PIPE Investment, we may still require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all” in the Proxy Statement/Prospectus, for additional information on the risks we will face with respect to funding our operations following the Business Combination.
Components of Results of Operations
Service Revenue
We enter into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. From inception to September 30, 2021, we have not yet completed a commercial launch of customer cargo. However, as of September 30, 2021 we have signed contracts with customers and have collected approximately $1.6 million in customer deposits, which are recorded as current and non-current contract liabilities in our condensed consolidated balance sheets. Included in the collected amount are $1.6 million of non-current deposits which related to performance obligations not expected to be completed for at least one year.
The Company will recognize revenue (along with any other fees that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million during the three months ending September 30, 2021.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with the cost of the orbital transfer vehicle and third-party launch costs. Until the orbital transfer vehicle design is completed and released for production, the cost of these orbital transfer vehicles is being expensed as research and development costs as materials and services are received. The current design and technology allow for a single use of the orbital transfer vehicle.
Research and Development
Research and development expenditures consist primarily of the cost for the following activities for developing existing and future technologies for our vehicles. Research and development activities include basic research, applied research, design, development, and related test program activities. Costs incurred for developing our vehicles primarily include equipment, material, and labor hours (both internal and subcontractors).

As of September 30, 2021, we have expensed all research and development costs associated with developing and building our vehicles. Once we have achieved technological feasibility and released the design for volume production, we will capitalize the costs to construct any additional components for the vehicles. We expect to continue to see an increase in our research and development expenses as we develop our next generation of vehicles.
Selling, General and Administrative
Selling, general and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, sales, marketing, and human resources; depreciation expense and rent relating to facilities, and equipment; professional fees; and other general corporate costs. Headcount-related expenses primarily include salaries, bonuses, equity compensation expense and benefits. As we continue to grow as a company, we expect that our selling, general and administrative costs will increase on an absolute dollar basis.
We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC as well as to comply with the National Security Agreement.
Interest Income
Interest income consists of interest earned on investment holdings in interest bearing bank accounts.
Interest Expense
Interest expense includes interest incurred related to our loan payables as well as the amortization of warrant discount and debt issuance costs.
Other Income/Expense
Other income/expense primarily relates to the change in the estimated fair value of our SAFE notes and warrants, and non-recurring fees incurred in conjunction with the SAFE and Term Loan financing, SEC settlement cost, and other miscellaneous expense.
Income Tax Provision
We are subject to income taxes in the United States. Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes and a full valuation allowance for deferred tax assets.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparisons of financial results is not necessarily indicative of future results.
Comparison of Financial Results for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Service revenue	$200	$—	$200	N/A
Cost of revenue	(184)	—	(184)	N/A
Gross margin	384	—	384	N/A

Operating expenses:
Research and development expenses	9,047	5,377	3,670	68%
Selling, general and administrative expenses	12,057	4,056	8,001	197%
Operating loss	(20,721)	(9,433)	(11,288)	120%

Other income (expense):
Decrease (increase) in fair value of SAFE notes	26,924	(99,107)	126,031	Not meaningful
Increase in fair value of warrants	(2,712)	(1,324)	(1,388)	105%
Interest income	—	1	(1)	-100%
Interest expense	(4,328)	(67)	(4,261)	6360%
Other income (expense)	(4,778)	(993)	(3,785)	381%
Income (loss) before income taxes	(5,615)	(110,923)	105,308	(95%)
Income tax expense	—	—	—	N/A
Net income (loss)	$(5,615)	$(110,923)	105,308	(95%)
Service revenue
The increase of $0.2 million was due to revenue recognized related to a cancelled customer contract, resulting in the forfeiture of the related customer deposit during the three months ended September 30, 2021. There was no service revenue or cancellation during the three months ended September 30, 2020.
Cost of revenue
The Company recorded $(0.2) million as a reduction of cost of revenue, which represents the reversal of a contingency recorded during the prior year for loss contracts related to free slots on future missions. During the three months ended September 30, 2021 the Company signed amendments or terminations with those customers such that the services will no longer be free of charge.
There was no cost of revenue recorded during the three months ended September 30, 2020.
Research and development expenses
Research and development expenses increased from $5.4 million to $9.0 million. The increase was primarily due to increased costs incurred to develop our vehicles (including prototype and research material inputs, research and development subcontractors) and payroll expenses. Headcount related costs increased by $2.5 million (including $0.02 million increase in non-cash share based compensation expense), as we increased our full time research and development employees from 44 to 97 to support the ramp up of research and development efforts. The ramp was also supported by increased subcontractor spending of $0.7 million as well as increased overheads of $0.5 million driven by costs associated with our new facility, which we began leasing on January 1, 2021.

Selling, general and administrative expenses
Selling, general and administrative expenses increased from $4.1 million to $12.1 million. The increase was driven by an increase to legal expenses of $2.7 million, which was primarily related to the SEC settlement and CFIUS review discussed above, an increase of $1.6 million to non-cash stock based compensation driven by the departure and resulting modification of stock option awards of one of our former officers, described in Note 11, as well as higher corporate expenses as we continued to build out our corporate functions in relation to the Business Combination and the anticipated start of commercial operations. Non-stock based compensation headcount related costs increased by $1.2 million as we increased our corporate headcount from 20 to 34 full time employees. Costs related to non-legal consulting and professional services also increased by $1.4 million driven primarily by security compliance and recruiting expenses.
Decrease (increase) in fair value of SAFE notes
The decrease in the calculated fair value of SAFE notes during the three months ended September 30, 2021 compared to the same period in the prior year was primarily due to a decrease in the estimated fair value of the Company’s stock during the period, which had a larger fair value impact due to additional SAFE funding received of $30.9 million in comparison to the same period in the prior year. All outstanding SAFE notes were converted to common stock upon completion of the Business Combination (see Note 9). Prior to conversion, our SAFE notes were classified as marked-to-market liabilities pursuant to ASC 480 and gains or losses were recorded as other income or expense.
Increase in fair value of warrants
The increase in the calculated fair value of warrants, which are accounted for as a derivative liability, was primarily attributable to the final fair value measurement of the warrants that were exercised in connection with the Business Combination, in which the expected period was the shortest period of time of any measurement. The assumed warrant liabilities from the Business Combination also increased in value due to the Company’s stock increasing in fair value in the remainder of the period following the Merger (see Note 11).
Interest income
Interest income was immaterial for the three months ended September 30, 2021 and 2020.
Interest expense
Interest expense of $4.3 million for the three months ended September 30, 2021 relates to interest incurred on the Term Loan entered into in February 2021 and the related debt discount amortization. Interest expense of $0.1 million for the three months ended September 30, 2020 relates to interest incurred under the Equipment Loan entered into in March 2020 and interest expense related to debt discount amortization.
Other income (expense)
Other expense for the three months ended September 30, 2021 was due to the transaction costs allocated to the liability-classified warrant assumed in connection with the Business Combination. Other expense in the three months ended September 30, 2020 was due to banking fees related to SAFE financing raised during the period.
Income tax expense
Income tax expense was immaterial for the three months ended September 30, 2021 and 2020. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net deferred tax assets. The income tax expenses incurred were primarily related to minimum state filing fees in the states where we have operations.

Comparison of Financial Results for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Service revenue	$330	$—	$330	N/A
Cost of revenue	(135)	—	(135)	N/A
Gross margin	465	—	465	N/A

Operating expenses:
Research and development expenses	39,747	13,758	25,989	189%
Selling, general and administrative expenses	35,802	7,478	28,324	379%
Operating loss	(75,084)	(21,236)	(53,848)	254%

Other income (expense):
Decrease (increase) in fair value of SAFE notes	209,291	(102,695)	311,986	Not meaningful
Decrease (increase) in fair value of warrants	9,826	(1,317)	11,143	Not meaningful
Interest income	2	7	(5)	-71%
Interest expense	(8,685)	(145)	(8,540)	Not meaningful
SEC settlement	(7,000)	—	(7,000)	N/A
Other income (expense)	(4,965)	(942)	(4,023)	427%
Income (loss) before income taxes	123,385	(126,329)	249,714	(198%)
Income tax expense	1	1	—	0%
Net income (loss)	$123,384	$(126,329)	249,713	(198%)
Service revenue
The increase was due to revenue recognized related to cancellations of customer contracts, resulting in the forfeiture of $0.33 million of customer deposits during the nine months ended September 30, 2021.
Cost of revenue
The Company recorded $(0.1) million as a reduction of cost of revenue, which represents the reversal of a contingency recorded during the prior year for loss contracts related to free slots on future missions. During the nine months ended September 30, 2021 the Company signed amendments or terminations with those customers such that the services will no longer be free of charge. The reversed contingency was offset by costs incurred related to one of the cancelled contracts.
There was no cost of revenue recorded during the nine months ended September 30, 2020.
Research and development expenses
Research and development expenses increased from $13.8 million to $39.7 million. The increase was primarily due to the impairment of prepaid launch deposits of $9.5 million, related primarily to the FAA application as discussed in Note 4, and increased costs incurred to develop our vehicles (including prototype and research material inputs, research and development subcontractors) and payroll expenses. Headcount related costs increased by $7.4 million (including $0.08 million increase in non-cash share based compensation expense), as we increased our full time research and development employees from 44 to 97 to support the ramp up of research and development efforts. The ramp up was also supported by increased components and materials spending of $2.6 million as well as increased subcontractor spending of $4.4 million.
Selling, general and administrative expenses
Selling, general and administrative expenses increased from $7.5 million to $35.8 million. The increase was driven by an increase to legal expenses of $11.2 million, which was primarily related to the SEC settlement and CFIUS review discussed above, an increase to non-cash stock based compensation of $9.4 million driven by the departure of our former CEO, one of our former directors, and one of our former executives, described in Note 11, as well as higher corporate expenses as we continued to build out our corporate functions in relation to the Business Combination and the anticipated start of commercial operations. Non-stock based compensation headcount related costs increased by $2.6 million as we increased our corporate headcount from 20 to 34 full time employees. Costs related to non-legal consulting and professional services also increased by $3.1 million driven by security compliance and recruiting expenses.

Decrease (increase) in fair value of SAFE notes
The decrease in the calculated fair value of SAFE notes during the nine months ended September 30, 2021 compared to the same period in the prior year was primarily due to an decrease in the estimated fair value of the Company’s stock, which had a larger fair value impact due to additional SAFE funding received of $30.9 million in comparison to the same period in the prior year. During the nine months ended September 30, 2020, the calculated fair value of the SAFE notes outstanding at that time increased primarily due to the increase in the estimated fair value of the Company’s stock. All outstanding SAFE notes were converted to common stock upon completion of the Business Combination (see Note 9). Prior to conversion, our SAFE notes were classified as marked-to-market liabilities pursuant to ASC 480 and gains or losses were recorded as other income or expense
Increase in fair value of warrants
The increase in the calculated fair value of warrants, which are accounted for as a derivative liability, was primarily attributable to the final fair value measurement of the warrants that were exercised in connection with the Business Combination, in which the expected period was the shortest period of time of any measurement. The assumed warrant liabilities from the Business Combination also increased in value due to the Company’s stock increasing in fair value in the remainder of the period following the Merger (see Note 11).
Interest income
Interest income was immaterial for the nine months ended September 30, 2021 and 2020.
Interest expense
Interest expense of $8.7 million for the nine months ended September 30, 2021 relates to interest incurred on the Term Loan entered into in February 2021 and the related debt discount amortization. Interest expense of $0.1 million for the nine months ended September 30, 2020 relates to interest incurred under the Equipment Loan entered into in March 2020 and interest expense related to debt discount amortization.
SEC settlement
SEC settlement expense for the nine months ended September 30, 2021 relates to a civil penalty of $7.0 million, $2.0 million of which was paid to the SEC immediately and $5.0 million of which is payable within one year of the settlement order.
Other income (expense)
Other expense for the nine months ended September 30, 2021 was due to the transaction costs allocated to the liability-classified warrant assumed in connection with the Business Combination. Other expense in the three months ended September 30, 2020 was due to banking fees related to SAFE financing raised during the period.
Income tax expense
Income tax expense was immaterial for the nine months ended September 30, 2021 and 2020. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net deferred tax assets. The income tax expenses incurred were primarily related to minimum state filing fees in the states where we have operations.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily by issuing equity and debt, including the proceeds of the Business Combination and PIPE. As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $178.1 million, which are primarily invested in money market funds.
Historical Cash Flows

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in)
Operating activities	$(72,129)	$(21,068)
Investing activities	(2,852)	(1,345)
Financing activities	230,653	46,116
Net change in cash and cash equivalents	$155,672	$23,703

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $72.1 million, driven primarily by headcount costs, research and development activities, and legal expenses related to the SEC Matter and CFIUS review, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $14.7 million. Research and development activity expenses, including materials, components, and subcontractor costs were $14.8 million. Legal expenses, as described in Note 12, were $11.8 million. Additionally, cash used in net working capital, excluding $5.0 million of accrued SEC settlement costs and a $2.6 million non-cash decrease to deferred offering costs, was $12.3 million. The remaining operating costs, including office overheads and selling, general and administrative professional costs were $11.0 million.
Net cash used in operating activities for the nine months ended September 30, 2020 was $21.1 million, driven primarily by headcount costs, research and development activities, and selling, general, and administrative costs. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $6.6 million. Research and development activity expenses, including materials, components, and subcontractor costs were $7.8 million. The remaining operating costs, including office overheads and selling, general and administrative professional costs were $3.8 million.
Investing Activities
Net cash used in investing activities was $2.9 million and $1.3 million for the nine months ended September 30, 2021, and 2020, respectively, which primarily consisted of purchases of fixed assets and intangible assets.
Financing Activities
Net cash provided by financing activities was $230.7 million for the nine months ended September 30, 2021, consisting of proceeds from SAFE notes, borrowing under the Term Loan, and the Business Combination and PIPE.
Net cash provided by financing activities was $46.1 million for the nine months ended September 30, 2020, primarily consisting of proceeds from the issuance of SAFE notes and the Equipment Loan.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance the development of our vehicles, build corporate infrastructure and enhance our sales and marketing functions.
Specifically, our operating expenses will increase as we:
•scale up our corporate infrastructure, people, processes and systems;
•enhance and scale our sales and marketing function;
•scale up our manufacturing capabilities increasing facility footprint, purchasing additional manufacturing equipment;
•pursue further research and development related to developing our next generation vehicles;
•seek regulatory approvals for changes or updates to our vehicles;
•hire additional personnel;
•implement measures required under the NSA and seek to comply with the NSA’s requirements;
•maintain, expand and protect our intellectual property portfolio; and
•comply with public company reporting requirements
We expect that our current cash and cash equivalents, our projected gross profit (revenue less cost of revenue), and additional funding from equity or debt financings will enable us to fund an anticipated operating expenses, research and development expenses and capital expenditures beyond the next 12 months. Additionally, we believe that the payments in the form of non-refundable deposits we receive from our customers prior to launch will provide sufficient funding and liquidity to support costs incurred related to that mission.

We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. For example, the research and development, volume production, launch and in orbit operation of our vehicles have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Some of these risks and uncertainties are described in more detail in the Proxy Statement/Prospectus filed on July 21, 2021, under the heading “Risk Factors — Risks Related to the Business and Industry of Momentus.”
Although we believe that our current capital is adequate to sustain our operations for a period of time, changing circumstances may cause us to expend capital significantly faster than we currently anticipate, or we may need to spend more money than currently expected because of circumstances beyond our control. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
Commitments and Contingencies
The following table summarizes our contractual obligations as of September 30, 2021.

		Payments Due by Period(1)
(in thousands)	Total	<1 year	1 – 3 years	3 – 5 years	>5 years
Operating lease obligations	$10,434	$432	$3,094	$3,207	$3,700
Purchase obligations	$16,646	$7,646	$9,000	$—	$—
SEC Settlement	$5,000	$5,000	$—	$—	$—
Principal and Minimum Interest Payments	$27,750	$27,750	$—	$—	$—
Total Obligations	$59,830	$40,828	$12,094	$3,207	$3,700
We are a party to operating leases primarily for facilities (e.g., office buildings, warehouses and spaceport) under non-cancellable operating leases. These leases expire at various dates through 2028.
Purchase obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and where the significant terms and minimum purchase obligations are stipulated.
Per the SEC settlement, $5.0 million of the civil penalty is due one year after the settlement. Refer to Note 12.
In addition, we enter into agreements in the normal course of business with vendors for research and development services and outsourced services, which are generally cancellable upon written notice. These payments are not included in this table of contractual obligations.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. There were no significant changes to the Company’s critical accounting estimates as disclosed in the Company’s most recent Proxy Statement/Prospectus filed on July 21, 2021.

Revenue Recognition
We enter into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. From inception to September 30, 2021, we have not completed a commercial launch of customer cargo and as a result, have not recognized revenue to date. However, as of September 30, 2021 we have signed contracts with customers and have collected approximately $1.6 million in customer deposits, which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
The Company will recognize revenue (along with any other fees that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 in our condensed consolidated interim financial statements for the three and nine months ended September 30, 2021 and 2020 for additional information), the Company issued customer refunds of approximately $1.4 million during the third quarter, ended September 30, 2021.
We account for customer contracts in accordance with ASC Topic 606, Revenue from Contracts with Customers, which includes the following five-step model:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
Our contracts are cancellable for convenience by the customer and typically do not contain variable consideration. However, the full transaction price is collected in advance of the scheduled launch and all fees that are paid are non-refundable (and are not limited to deposits), regardless if the contract is cancelled by the customer or in the event a performance obligation is not satisfied by us.
Our services are considered a single performance obligation, to transport the customer’s payload to a specified orbit in space. We recognize revenue at a point in time when control is transferred, which is considered to be upon the release of the customer’s payload into its specified orbit. We will calculate the weight distribution of each orbital transfer vehicle at the customer level, and we will estimate the delivery date for each customer’s payload based on the relative weight of payloads released to determine the point in time to recognize revenue for each payload release.
In periods in which we recognize revenue, we will disclose the amounts of revenue recognized that was included as a contract liability balance at the beginning of the reporting period in accordance with ASC 606-10-50-8(b).
Deferred Fulfillment and Prepaid Launch Costs
We prepay for certain launch costs to third party providers that will carry the orbital transfer vehicle to orbit. Prepaid costs allocated to the delivery of a customer’s payload are classified as deferred fulfillment costs and recognized as cost of revenue upon delivery of the customer’s payload. Prepaid costs allocated to our payload are classified as prepaid launch costs and are amortized to research and development expense upon the release of our payload. The allocation is determined based on the distribution between customer and our payload weight on each launch. During the nine months ended September 30, 2021, the Company determined that prepayments it had made toward launches in 2021 would not be recoverable due to the denied FAA application and related notice from one of its launch service providers. As a result the Company impaired prepaid launch costs of $8.7 million. See Note 4 in our condensed consolidated interim financial statements for the three and nine months ended September 30, 2021 and 2020 for additional information. See Note 15 for more information about the potential recovery of a portion of the impaired launch costs.
Contract Liabilities
Customer deposits collected prior to the release of the customer’s payload into its specified orbit are recorded as current and non-current contract liabilities in our condensed consolidated balance sheets as the amounts received represent a prepayment for the satisfaction of a future performance obligation that has not yet commenced. Each non-refundable deposit is determined to be a contract liability upon cash collection. Prior to making this determination, we ensure that a valid contract is in place that meets the definition of the existence of a contract in accordance with ASC 606-10-25-1 and 2.
Stock-based Compensation
We have various stock incentive plans under which incentive and non-qualified stock options and restricted stock awards are granted to employees, directors, and consultants. All stock-based payments to employees, including grants of employee stock options are recognized in the financial statements based on their respective grant date fair values.
We recognize stock-based compensation expense using a fair value-based method for costs related to all stock-based payments. We estimate the fair value of stock-based payments on the date of grant using the Black-Scholes-Merton option pricing model. The model requires management to make a number of assumptions, including expected volatility of our stock, expected life of the option, risk-free interest rate, and expected dividends. The fair value of the stock is expensed over the related service period which is typically the vesting period. The stock-based compensation expense that is reported in our financial statements is based on awards that are expected to vest. We account for forfeitures as they occur.
Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes-Merton option pricing model, is affected by assumptions regarding a number of variables as disclosed above, and any changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 10 in our financial statements included in the Proxy Statement/Prospectus for the specific assumptions we used in applying the Black-Scholes-Merton option pricing model to determine the estimated fair value of our stock options and awards granted in the years ended December 31, 2020 and 2019 and Note 11 in our condensed consolidated interim financial statements for the three and nine months ended September 30, 2021, and 2020.
We expect our share-based compensation cost will increase to the extent that we grant additional stock option awards to employees and non-employees. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our research and development expenses and selling, general, and administrative expenses.
SAFE Notes
We issued SAFE notes to investors which were converted to shares of common stock in connection with the Business Combination. Prior to conversion, we determined that the SAFE notes were not a legal form of debt (i.e., no creditors’ rights). The SAFE notes included a provision allowing for cash redemption upon the consummation of a change of control, the occurrence of which is outside the control of the Company. Therefore, we classified SAFE notes as liabilities as they were redeemable upon a change of control event which is not within the control of the Company. SAFE notes were recorded at fair value, and were subject to remeasurement through earnings at each balance sheet date until the date of their respective settlement and classified as marked-to-market liabilities pursuant to ASC 480.
We determined the estimated fair value of the SAFE notes by applying a Backsolve method within the Black-Scholes-Merton Option Pricing model. This methodology effectively allowed us to solve for the implied value of the business based on the terms of the SAFE investments (i.e. the value of the company, such that when allocated to the various securities, the value allocated to the SAFE investment equals the price the investor paid for such SAFE instrument).
Income Taxes
We account for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.

In the event that management changes its determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
We are required to evaluate the tax positions taken in the course of preparing our tax returns to determine whether tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the “more likely than not” threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
Please refer to Note 2 in our financial statements included in Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $178.1 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There was no material foreign currency transactions for the three and nine months ended September 30, 2021 and 2020. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
Internal Control Over Financial Reporting
The company’s internal control over financial reporting is a process designed by, or under the supervision of, that company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
For the three and nine months ended September 30, 2021, and the year ended December 31, 2020, our management has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, our condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity (deficit), and statement of cash flows as of the dates, and for the periods presented, in conformity with GAAP.

PART II. Other Information
ITEM 1. Legal Proceedings
See the disclosures under the caption “Legal Proceedings” in "Note 12 - Commitments and Contingencies" in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our S-4/A Registration Statement filed on July 21, 2021, which could materially affect our business, financial condition or future results. We do not believe that there have been any material changes to the risk factors disclosed in our S-4/A Registration Statement filed on July 21, 2021. The risks described in our S-4/A Registration Statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

ITEM 3. Defaults Upon Senior Securities.
None

ITEM 4. Mine Safety Disclosures.
None

ITEM 5. Other Information.
None

Tables of Contents
Item 6.    Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
2.1†
Agreement and Plan of Merger, dated as of October 7, 2020, by and among Stable Road Acquisition Corp., Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 7, 2020).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
4.1	Warrant Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and SRAC (incorporated by reference to SRAC’s Current Report on Form 8-K, filed on November 13, 2019).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
10.1
Amended and Restated Registration Rights Agreement, dated as of August 12, 2021, by and among the Company, Sponsor, and certain other parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.2	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.4	Momentus Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on August 18, 2021).
10.5	Momentus Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.6	Form of option award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.7	Form of RSU award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.8	Momentus Inc. Amended and Restated 2018 Stock Plan and forms of award agreement thereunder (incorporated by reference to Exhibit 10.11 to the Company’s Form S-4/A filed on July 21, 2021).
10.9	Space Apprentices Enterprise Inc. 2018 Stock Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.10 to the Company’s Form S-4/A filed on July 21, 2021).
10.10
Amended and restated offer letter by and between Momentus Inc. and Dawn Harms effective July 30, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.11	Employment Agreement of John C. Rood dated August 1, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.12	Employment Agreement dated September 27, 2021 by and between Paul Ney and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021) .
31.1**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
__________

Tables of Contents
** Filed herewith
*** Furnished herewith
†Certain of the exhibits and schedules to this Exhibit List have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Tables of Contents
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTUS INC.

Date: November 9, 2021	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Jikun Kim
	Name:	Jikun Kim
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)