Form 10-K
period 2021-12-31
Momentus Inc.
filed 2022-03-09
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____  to ____
Commission file number 001-39128
Momentus Inc
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Stable Road Acquisition Corp. (“SRAC”), our predecessor on June 30, 2021, based on the closing price of $13.97 for shares of the SRAC’s Class A common stock, was approximately $241.7 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of SRAC’s Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 81,211,781 shares of common stock as of December 31, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id:	32	Auditor Name:	Armanino LLP	Auditor Location:	San Ramon, CA

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Form 10-K”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Momentus Inc.’s (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations.
The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellite transport services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the effects of the COVID-19 pandemic on the Company’s business; the Company’s ability to comply with the terms of its National Security Agreement and any related compliance measures instituted by the director who was approved by the Committee on Foreign Investment in the United States (“CFIUS”) Monitoring Agencies (the “Security Director”); the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties described under Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Item 1A: "Risk Factors" may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.
Summary of Risk Factors
Risks Related to the Business and Industry of Momentus
•We have not yet delivered customer satellites into orbit using any of our transfer and service vehicles, and any setbacks we may experience during our initial mission and other demonstration and commercial missions could have a material adverse effect on our business
•A key component of our business model is the delivery of satellites using our vehicles from low earth orbit to other orbits. The technology for this maneuver is still in the development stage and has not been validated through actual deployment and testing in space.

•We may not receive all required governmental licenses and approvals
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
•We may not be successful in developing new technology, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.
•We operate in highly competitive industries and in various jurisdictions across the world which may cause us to have to reduce our prices.
•Momentus’ limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.
•The market for in-space infrastructure services has not been established with precision, may grow more slowly than expected.
•We may not be able to convert our orders in backlog into revenue.
•The cyclical nature of the space industry could negatively impact our ability to accurately forecast customer demand. We may not be able to maintain adequate gross margins or profits in these markets.
•We are dependent on third-party launch vehicles to launch our vehicles and customer payloads into space and any delay could have a material adverse impact to our financial condition and results of operations.
•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•We may experience a total loss of our vehicle and our customers’ payloads during the launch into space.
•Our business involves significant risks and uncertainties that may not be covered by insurance.
•If our spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
•We cannot provide assurances that our satellites will continue to operate successfully in space throughout their expected operational lives.
•Our revenue, results of operations and reputation may be negatively impacted if our satellites fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.
•Our secured loan facility contains various covenants that limit our management’s discretion in the operation of our business.
•We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs.
•We expect to face intense competition in satellite transport and related services and other services which we may develop in the space transportation industry.
•If we fail to adequately protect our intellectual property rights or our intellectual property applications for registration fail to become issued or registered, our competitive position could be impaired.
•We may experience warranty claims for failures, schedule delays or other problems with existing or new products.
•We are subject to various requirements and restrictions under the NSA, and we are incurring significant costs to comply with those requirements and may be subject to significant monetary penalties if we are found not to be in compliance with the requirements and restrictions under the NSA. In addition, restrictions under the NSA could limit our business activities.
•The Security Director required by the NSA has substantial latitude over certain business decisions and operations of Momentus, and to the extent that certain arrangements relating to the Security Director are determined not to be permitted by the Delaware General Corporation Law (“DGCL”), such arrangements could have a material adverse effect on our business, financial condition and results of operations.
•We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

•If we fail to develop and maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected, which may adversely affect investor confidence in us.
•We are currently involved in a litigation as well as may become involved in future litigations that may materially adversely affect us
•Momentus’ management team has limited experience managing a public company and several members have been with Momentus for less than 12 months.
Regulatory Risks
•We are subject to stringent U.S. export and import control laws and regulations. Our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
•Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.
•While Momentus currently has a contract with the U.S. Government, our customers and suppliers could be materially impacted by disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows, and otherwise adversely affect our financial condition.
•Changes in U.S. government policy regarding use of commercial data or space infrastructure / mission providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our business
•Contracts with the U.S. government subject us to risks including early termination, audits, investigations, sanctions and penalties.
Risks Related to Ownership of Class A Common Stock
•An active trading market for Class A common stock may never develop or be sustained, which may make it difficult to sell the shares of Class A common stock you receive.
•The market price of our Class A common stock and warrants may be volatile, which could cause the value of your investment to decline.
•Future sales of shares by Company officers, directors, other insiders or existing stockholders and future exercise of registration rights may adversely affect the market price of our Class A common stock.
•We do not plan to declare any dividends in the foreseeable future.
•If securities and industry analysts do not publish or cease publishing research or reports, or publish inaccurate or unfavorable research or reports, about our business or our market, our stock price and trading volume could decline.
•Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of the Class A common stock.

PART I
Item 1. Business
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to Momentus.
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
The Business Combination was accounted for as a reverse recapitalization under ASC Topic 805, Business Combinations ("ASC 805") in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, SRAC, who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Momentus is treated as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of a capital transaction in which Legacy Momentus issued stock for the net assets of SRAC, with no goodwill or other intangible assets recorded, and Legacy Momentus’ financial statements became those of the Company. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. See Note 3 for more information.
Pursuant to the Amended and Restated Certificate of Incorporation of the Company, at the Closing, each share of SRAC’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), converted into one share of SRAC’s Class A Common Stock. After the Closing and following the effectiveness of the Second Amended and Restated Certificate of Incorporation of the Company, each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of the Company’s Class A common stock, par value $0.00001 per share, without any further action by the Company or any stockholder thereof.
Prior to the Business Combination, SRAC’s units, public shares, and public warrants were listed on the Nasdaq under the symbols “SRACU,” “SRAC,” and “SRACW,” respectively. On August 13, 2021, the Company's Class A common stock and public warrants began trading on the Nasdaq, under the symbols “MNTS” and “MNTSW,” respectively.
On October 7, 2020 and subsequently amended on July 15, 2021, SRAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 11,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $110.0 million (the “PIPE Investment”). The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Class A common stock at $11.50 per share. The warrants were recorded as a derivative liability under ASC 815, Derivatives and Hedging and the warrant liability was initially valued at $30.5 million. See Note 11 for more information. The PIPE Investment was consummated concurrently with the closing of the Business Combination.
Overview
Momentus is a U.S. commercial space company that plans to offer transportation and infrastructure services to help enable the commercialization of space. Satellite operators are our principal customers and target customers. Services that we plan to provide include “last mile” satellite transportation, payload-hosting, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings. We believe our planned service offerings will increase deployment options for satellite operators and lower their operating costs relative to traditional approaches while also minimizing environmental impact given our choice of water as a propellant.
We plan to provide these services with Orbital Transfer Vehicles (“OTVs”) that we design and manufacture. While we plan to eventually operate a family of progressively larger and more capable OTVs, we are currently focused on developing the first vehicle of the family, Vigoride, which will primarily operate in low earth orbit (LEO). We believe that Vigoride, once further developed, tested and validated, will have the potential to deliver fast, versatile, and cost-effective transportation and infrastructure services to our customers. We anticipate performing our inaugural mission with Vigoride as early as June 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. Refer to our risk factor “We may not receive all required governmental licenses and approvals”
Our transportation service offering will focus on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we plan to create a hub-and-spoke transportation network in partnership with leading launch service providers, such as SpaceX. Under this model, our customers’ satellites would “ride share” from Earth to space on a midsized or large rocket. Our OTVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe our hub-and-spoke model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond “last mile” transportation.
Our OTVs will initially be expendable, meaning they will de-orbit themselves upon completion of their first mission. However, our goal is to eventually make our OTVs reusable, or capable of remaining in space to conduct follow-on missions, which has the potential to lower our cost to deliver services to our customers. To achieve reusability, we need to develop additional technologies that will allow our vehicles to 1.) locate and navigate to customer satellites in space, 2.) physically connect to them, and 3.) perform a variety of robotic operations including fluid transfer. We are developing these capabilities for Vigoride, but expect them to be scalable to work with larger vehicles that we plan to develop in the future. Refer to “Risk Factors — A key component of our business model is the delivery of satellites using our vehicles from low earth orbit to other orbits. The technology for this maneuver is still in the development stage...”
Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology. We have signed contracts for approximately $67 million in backlog (potential revenue), as of January 31, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 24 companies. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. Refer to “Risk Factors — We may not be able to convert our orders in backlog into revenue.”
Commercial Space Industry
Our services are made possible by the space industry’s rapid technological developments over the past two decades, driven predominantly by significant decreases in launch costs, as well as the advent of smaller, lower-cost satellites. This convergence of trends has led to increased access to space, new market entrants and accelerated growth in the number of commercial satellites being placed into orbit.
In the launch market, we believe we are witnessing significant shifts caused by the emergence of large, partially reusable rockets such as SpaceX’s Falcon-9 and Blue Origin’s New Glenn, and the advent of new fully reusable vehicles such as SpaceX’s Starship and Relativity’s Terran R. Reliable, low-cost access to space is lowering the entry barriers for new service models and has allowed new entrants to grow quickly. In the future, we anticipate further disruption from a new breed of much larger, fully reusable rockets such as Starship. With these much larger rockets, launch costs could fall far enough to enable new applications that would not be economically viable with current generation launch vehicles.
Another paradigm shift in the commercial space market is the rise of the small satellite (smallsat). Prior to 2018, only a few dozen smallsats (total mass below approximately 200 kg) were launched per year. Today, the number has grown to several hundred per year and is on track to reach more than several thousand per year. Moreover, the rise of this market has also created a new market segment in microsatellites (total mass below approximately 100 kg) and nanosatellites (total mass below approximately 10 kg). While these satellites can be deployed individually, they can also be operated as part of a constellation, a large group of satellites interconnected to provide a service, such as the Starlink satellite constellation’s offering of global internet connectivity.
Smallsat proliferation has led operators to explore new ways of accessing space. To meet their needs, small launch providers (i.e., small rockets carrying up to approximately 500kg) have emerged as options for smaller payloads. While accessing space often costs up to ten times more per kilogram on a small rocket compared to a large rocket, such as Falcon-9, it is often uneconomical for small satellite operators to purchase a dedicated large rocket that may have up to one hundred times more payload capacity than a small rocket. “Ride sharing” on a large rocket is a more accessible option as it can drastically lower the cost for a small satellite operator to reach space, albeit with reduced deployment options compared to a dedicated launch vehicle as “ride share” payloads are often all released into the same orbit. Conversely, a dedicated small rocket, while more expensive compared to ride sharing on a larger rocket, can increase deployment options for small satellite operators by offering them direct access to precision orbits of their choosing.
We anticipate there could be considerable growth over the coming years in the space transportation segment as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. We anticipate that the need for small satellite transportation to LEO will continue to drive overall demand growth for space transportation services in the short-term as technology advancements continue to make space more accessible to new market entrants, although new applications beyond LEO are also emerging. We also believe that over the next decade, new space-based businesses may emerge, for example the generation of solar energy in space, space manufacturing or space data processing. The advent of these new business models could substantially increase demand for space transportation and other space infrastructure services.
Beyond transportation, we anticipate that growth of the satellite constellations market may drive demand for our Hosted Payload, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings, if we are successful in executing on our business plan, including fully developing and validating our technology in space. Satellite constellations have relatively low lifespans and, in our view, will require maintenance, de-orbiting, and other general servicing with higher frequency.
Planned Service Offerings
We are developing our OTVs to provide safe, affordable, reliable, and regular in-space services to our customers, including Space Transportation, Payload Hosting, and In-Orbit Servicing. We are designing our Vigoride vehicle to deliver small customer payloads anywhere in LEO. However, we also plan to design larger vehicles to carry larger payloads to more distant orbits.
If our technology is fully developed and validated in the future, we currently plan to provide the following infrastructure services to the space economy:
•Space Transportation: We are designing a space transportation service based on a hub-and-spoke model, which combines ride share launch on a medium or large rocket with last-mile delivery using one of our OTVs. Under this model, our customers will deliver their payload to us a few months prior to launch for integration onto our vehicle. Once we have integrated our customers’ payloads, we will then ship our vehicle, holding the customer payload fixture, to the launch site, where it will be integrated onto the rocket. The rocket will then transport our vehicle to the drop-off orbit. After separation from the rocket, our vehicle will transport our customers’ payloads to their chosen final orbit.
We believe our hub-and-spoke model has the potential to expand our customers’ deployment options relative to what they could achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. For example, a microsatellite operator could ride share launch to a standard orbit on a large rocket for as little as $5,000 per kilogram. Alternatively, transportation to a custom orbit on a dedicated small rocket could cost a microsat operator more than $70,000 per kilogram. We plan to price our hub-and-spoke transportation services to custom orbits above competing ride-share services to standard orbits, but below what a satellite operator would need to pay to access a custom orbit using a dedicated small rocket.
•Hosted Payload: We believe our customers can lower their manufacturing costs by applying modularity and standardization to a satellite’s design. In the future, we plan to develop a modular approach to satellite systems through our subscription-based Hosted Payload service. This service is designed to help our customers avoid a meaningful capital outlay to design and manufacture a bespoke satellite as they would under traditional business models, which assumed tight integration of a given payload with its satellite bus. The traditionally bespoke approach to satellite design and manufacturing was a natural consequence of infrequent, expensive launches. Most satellites were one-of-a-kind, and designers would do their best to optimize each satellite’s mass for its mission, given the constraints imposed by the pre-selected launch vehicle. However, as low-cost Earth-to-orbit transportation has become more prevalent, bespoke satellite design and manufacturing costs have come to dominate over launch.
We are designing our transfer vehicles for modularity and ease of integration with customer payloads, and with a full suite of capabilities that our customers will need on orbit. Under our Hosted Payload model, our vehicle, after transporting a customer payload to a specific orbit, would stay connected to the payload for the duration of its mission to provide continuous power, orbit maintenance, orientation, and communications to support telemetry, commanding, and downlinking of payload data. Our objective is to offer a higher degree of modularity which we believe has the potential to significantly increase orbital accessibility and/or lower manufacturing costs for a wide range of satellite operators.
•In-Orbit Servicing: We view in-orbit servicing of satellites as a quickly growing business opportunity. As the number of satellites in space increases, so does their need to be serviced. We plan to design Momentus’ future reusable vehicles to be capable of performing in-orbit servicing and are pursuing development activities that support this objective. Although we are still in very preliminary stages for developing this technology, our aim is to equip future vehicles with robotic arms and an ability to maneuver in close proximity to other spacecraft and dock or berth with them. Once fully developed, we believe these capabilities could allow us to offer a suite of different in-orbit services, such as inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting.
Total Addressable Market for Our Services
According to Morgan Stanley, the broader space economy is projected to grow from approximately $350 billion in 2016 to over $1 trillion by 2040.
According to Stratistics, the space transportation market is projected to increase from approximately $10 billion in 2018 to approximately $35 billion in 2026. This estimate includes launch services as well as in-space transportation.
Deutsche Bank estimates the current total addressable market (“TAM”) for in-space transportation to be approximately $2 billion annually, and projects this market to approximately double to $4 billion by 2025 including $2-2.5 billion for onboard satellite propulsion and $1.5-2 billion for “space tugs” (OTVs). While this estimate excludes launch services, we would note that we generally bundle launch services from third-party providers with our in-space transportation services.
Our Service Vehicles
Our primary research and development objectives focus on the development of our existing and future in-space transfer and service vehicles and related water plasma propulsion technology.
Vigoride is the first vehicle that we are developing. Once fully developed, tested and validated in space, we expect Vigoride will be sufficient to meet our initial operating plan of offering in-space transportation in LEO to small satellites. We plan to offer services with our Vigoride vehicle beginning as early as June 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into custom orbits. We have ground-tested several Vigoride vehicles in preparation for flight, including, where appropriate, subsystem- and system level environmental testing, performance testing, and life testing in relevant environments, but we have yet to fly any of these vehicles in space.
Vigoride is intended to transport up to 750 kg of customer payload in LEO, although our payload capacity will likely be lower in most common configurations. We have set the delta-v and host power objectives for Vigoride at 2 km/sec and 1 kW, respectively, which we believe we can achieve a few years into our product roadmap. We have entered into a launch services agreement with SpaceX that secures space for Vigoride on a launch vehicle that SpaceX currently targets operating in June 2022. This would represent the inaugural launch of a complete Momentus vehicle into space and would allow us to further validate Vigoride’s capabilities. While securing space on the manifest is an important step, our plan to launch in June remains subject to the receipt of licenses and other government approvals, and successful completion of our current efforts to get the system ready for flight.
Our planned June launch is intended to be a demonstration mission. While we plan to take a few paying customer payloads along, the primary goals of our inaugural mission are to test Vigoride on orbit and learn from any issues that we may encounter. The lessons learned from this initial flight will help inform changes we can make to future missions as we seek to ultimately certify a design for production. Depending on the nature of issues we encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our inaugural mission or on any other mission. Any failures or setbacks, particularly on our inaugural mission, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.
Because our technologies have not yet been fully tested, our service offering to our customers on our inaugural mission will be limited. To reflect this, we expect to provide discounts to customers on this mission relative to the price we intend to eventually charge for our transportation services. During our inaugural mission, we plan to demonstrate Vigoride’s ability to deploy satellites at the point at which it is dropped off by the launch vehicle, rather than independently maneuver customer satellites to custom orbits. Once all customer payloads have been released, we plan to perform certain maneuvers and technology demonstrations to validate our technology and establish the potential commercial viability of our strategy. This approach limits risk for us as well as for our customers.
Beyond our planned June launch, we are planning to fly Vigoride again in the second half of 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight.

Early Vigoride vehicles will not be reusable, meaning that we will de-orbit them following delivery of their customer payloads. However, around the middle of this decade, we plan to make our vehicles capable of reuse such that, upon delivery of their payloads, they will be able to remain in space to conduct follow-on missions. Establishing reusable vehicles will require significant additional research and technological developments. We believe our choice of water as a propellant will help with the creation of reusable vehicles because water can be stored without special conditions, other than ensuring lines and tanks do not freeze or become obstructed with ice, for an indefinite amount of time and pumped easily. Additionally, water is safe and non-hazardous relative to commonly used propellants such as cryogenic components and hypergolic toxic fuels for chemical propulsion, or highly pressurized noble gases (such as Xenon or Krypton) for electrical propulsion. We believe that if we are able to achieve reusability, it will allow us to lower manufacturing and launch costs on a per-ride basis and achieve higher margins and returns for our investors while also reducing our environmental impact.
Beyond Vigoride, we envision bringing two progressively larger vehicles to market, which we call Ardoride and Fervoride. These vehicles will be similar to our Vigoride vehicle, but with larger structures, larger solar arrays, and more powerful propulsion systems in order to carry progressively larger payloads progressively further from Earth.
Water Plasma Propulsion Technology Overview
We believe our water plasma propulsion technology can provide a competitive advantage for our vehicles and services. The technology is being designed to work as follows: Solar panels attached to our vehicle capture solar energy, which is then converted into microwave energy using standard microwave conversion technology, for which we currently use a magnetron. However, our objective is to shift to solid-state power amplifiers in the future. The conversion technology then takes direct current (“DC”) power from the solar arrays and storage batteries and outputs the energy in the form of microwaves into the thrust chamber. Once in the chamber, microwave energy is transferred into the water propellant, creating steam, which is forced through a separate injector. The water is then heated into a plasma state and expelled from the thruster through a separate nozzle, thus creating a propulsive force. This propulsion is what would create motion in space.
What we believe to be unique to this technology is its potential ability to be designed for specific combinations of ISP and thrust to improve in-space transportation operations. We believe other space propulsion technologies are unlikely to be designed to operate at the same mix of ISP and delta v, resulting in each having its disadvantages for transportation missions. We believe our technology has the potential to achieve considerable propulsive thrust levels while maintaining high ISP, which would enable shorter mission duration, enhanced reach, and higher payload mass ratios. Our objective is to evolve towards larger and more capable vehicles, and if we are successful in meeting this objective, we expect this technology’s potential capabilities to scale well. We believe modifications will revolve around research and engineering to increase the size of the water tanks, radiation-hardening for our vehicles’ components, and further scaling our thruster technology. While these potential capabilities will require significant development time and expense, we believe that our highly experienced team of engineers will help enable us to successfully enhance and scale our key technologies.
We chose water as our propellant for several reasons. We believe water is significantly safer than all chemical alternatives, allowing for safe testing and associated operating cost savings across the entire testing chain. Beyond testing, water is a safe resource that we believe will also be considerably safer in space than propellants that introduce risk of accidental combustion. Water can also be stored efficiently at low pressures and over the temperature ranges in which spacecraft equipment typically operates, subject to ensuring lines and tanks do not freeze or become obstructed with ice. This avoids the need for high-pressure tanks which themselves pose an explosion hazard.
Another potential key advantage of our technology is its low cost of production and maintenance. Our engine design consists of inexpensive and readily available materials, resulting in an overall simple design and a vehicle whose propulsion, structure, avionics, and mechanisms can be efficiently and vertically integrated.
Although we believe our water plasma propulsion technology will be a key differentiator for our product offerings, to date, we have only conducted a single test of this technology in space. Although we believe our test unit generated plasma in space and validated the theoretical basis of our technology, we have yet to experimentally confirm the unit’s ability to generate thrust in space, which is crucial to our ability to perform real on-orbit maneuvers. Until we can accomplish this, the technology will remain in the experimental stages. Moreover, even if the unit generates thrust, there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Our statements and beliefs about the viability of our technology are primarily based on theoretical analyses and experimentally observed results during ground testing and our single test of this technology in space. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all.
This Annual Report on Form 10-K describes Momentus’ current business plans for continuing to develop its technology and marketing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles. For a further description of the risks associated with our business, see Risk Factors below.
Development Timeline
Momentus has continued to evolve and improve its microwave electro-thermal (“MET”) technology since development began in 2017. Our first-generation X-band thruster, which operates at 30 Watts, was flown aboard a demonstration mission called El Camino Real in mid-2019. During this mission, Momentus launched its first MET into space as a hosted payload on a nanosatellite. The mission’s objective was to demonstrate the MET’s ability to produce water plasma in space by performing 100 one-minute firings. The MET was instrumented with temperature, pressure and RF reflected power sensors to infer the presence of water plasma, which if detected, would indicate that the water propellant was flowing into the thrust chamber and radio frequency energy was being absorbed by the water. Failure of the host satellite in November 2019 prematurely terminated the demonstration after only 23 of the planned 100 firings of the thruster had been performed including 12 hot firings with microwave power turned on and 11 cold firings with the microwave turned off. While a pump issue significantly restricted flow of water into the thruster during nine of the 12 hot firings, preventing plasma-generation, the three hot firings that did have water present were found to have produced plasma. Although pressure and temperature data did not provide sufficient information to either confirm or contradict plasma presence, Momentus believes that the reflected power data collected during the three hot firings with water present to be sufficient to conclude that plasma was produced. Reflected power data collected during these three in-space firings closely matched ground test data collected by similar or identical sensors and associated with observed successful firings of the MET where water plasma was generated. We have incorporated potential solutions to the aforementioned pump issue and other observed weaknesses from El Camino Real into subsequent iterations of our propulsion system design, pressure sensor selection and vehicle integration and test process.
The Vigoride vehicle was re-designed in 2020 to increase its payload capacity. Vigoride 2 was designed to use a pair of C-band MET which would each operate at 550 Watts at the target thrust level and approximately 75% of the target specific impulse (Isp) of our internal performance goal. This C-band thruster has undergone extensive development over the last several years. This early generation of the thruster was life tested to a reduced mission of 350 cycles (firings) and 35 hours of accumulated firing.
While Vigoride 1 and Vigoride 2 are both fully built and ground-tested, we do not currently intend to fly either vehicle in space. Both will be retained in storage and lessons learned from their production and ground-testing will be incorporated into future Vigoride vehicles that we intend to fly.
Vigoride 3 is being built with an upgraded 750-Watt version of the C-band MET with the aim of producing greater thrust. Unit qualification and system level functionality testing is complete, and, during the first quarter of 2022, the vehicle completed environmental testing in our thermal vacuum chamber, which simulates the environment in space. Our testing sequence is designed to uncover issues on the ground where we can deal with them more readily and effectively than we could in space. Over the next few weeks, the team will be addressing issues that were uncovered during thermal vacuum testing. After this, the vehicle will undergo vibration testing, which simulates the environment on the launch vehicle, and other ground tests. We expect Vigoride 3 to be fully qualified in the first half of 2022, before our planned inaugural launch, although the schedule is tight. See “Risk Factors — A key component of our business model is the delivery of satellites using our vehicles from lower earth orbit to other orbits. The technology for this maneuver is still in the development stage and has not been validated...”
Our Relationships with Launch Providers
We are designing each of our vehicles to be compatible with most rockets, and we have not entered into exclusivity arrangements with any single launch provider. We currently do not anticipate any changes to this approach, as we want to maximize our opportunities and retain the optionality to engage with other launch providers. Other advantages of maintaining a diverse set of launch partners include service resiliency in the event of launch failures and the subsequent grounding of a launch vehicle, access to otherwise protected markets through the use of specific launch vehicles and orbit diversity to provide access to all orbits of interest to our customers.
To date, we have entered into several launch services agreements including with SpaceX, Relativity Space, ABL Space Systems and Gilmour Space. Beyond these providers, we remain in active dialogue and believe we have strong relationships with Blue Origin, ULA, and several other small rocket providers. Our objective is to extend existing agreements or enter into new agreements as necessary to build a robust launch manifest and cadence. Our ability to achieve this objective relies heavily on whether or not we can successfully procure the necessary government licenses and approvals, and slots on the launch provider’s manifests, and whether we can successfully execute on our business plan, including fully developing and validating our technology in space.
We believe we have developed a strong relationship with SpaceX with which we maintain an innovative rideshare partnership. We believe the relationship between our companies is recognized as mutually beneficial. We believe Momentus could unlock a market for SpaceX by consolidating small satellites on our transport vehicles once we have fully developed, tested and validated them in space, which will then be launched by SpaceX on their Falcon-9 rideshare missions, and delivered by Momentus to their unique, respective orbits.
Made in Space Europe Relationship Overview
We plan to leverage our Hosted Payload capabilities, once fully developed, tested and validated in space, with Made In Space Europe, a subsidiary of Redwire. Made in Space Europe is developing a low-cost robotic arm that we believe will be well suited for use on Vigoride vehicles for robotic berthing operations, which are needed to enable reusability. Momentus is working with Made In Space Europe to provide mission-specific requirements to inform their robotic arm development. We anticipate conducting a joint in-orbit demonstration mission with Made In Space Europe, with the objective of demonstrating the arm’s ability to perform various tasks that may be needed for reusability and future servicing missions.
RBC Signals Relationship Overview
Momentus has chosen RBC Signals as our ground systems provider for Vigoride contemplated missions in LEO. We believe RBC’s extensive network of over 70 antennas located in over 50 geographic locations is well suited to support a high mission volume to diverse orbits. Furthermore, we believe RBC’s pay-per-pass model is an excellent fit for our currently contemplated, relatively short mission durations of several months (before reusability). We believe RBC’s ground network service offers a dramatic cost and complexity advantage over a dedicated ground network and significant cost advantages over other traditional ground system providers.
Competitive Advantages
We believe our ability to compete successfully as a commercial provider of space transportation and infrastructure services will depend on several factors including our ability to fully develop, test and validate our technology in space, our ability to establish and maintain a lead in technological advancements, the price of our offerings, customer confidence in the reliability of our offerings, and the frequency and availability of our offerings. If we are unable to fully develop, test and validate our technologies, we may be unable to execute on our business plan and will be unable to realize the following competitive advantages. We believe that our team’s collective expertise, coupled with the following strengths, may allow us to build our business and compete successfully.
•Focus on a service model with standardized, modular vehicles: Unlike traditional aerospace companies, which generally focus on selling hardware, Momentus is applying a service model for infrastructure services in space. We believe our service model will build long-lasting partnership relationships with satellite operators, which could create entry barriers for competitors.
•Unique technology with patents pending: We believe that our water plasma propulsion technology and its integration in our vehicles will allow us to provide in-space transportation services at significantly lower cost compared to what can be accomplished using traditional chemical or electrical propulsion systems. We plan to be the first company to commercialize and industrialize microwave electrothermal (MET) water propulsion technology for in-space transportation. While microwave electrothermal propulsion has been researched academically for decades, the commercial viability of the technology has not yet been fully tested or proven. Over the past several years, we have worked on developing our patent-pending water plasma propulsion technology, and we are designing our vehicles and services to incorporate this technology. We are in the process of creating a patent portfolio and, as of December 31, 2021, we had one issued patent and applications for nine additional patent families relating to our water plasma propulsion and other technologies. We believe that our issued patent, pending patent applications and trade secrets will make it more challenging for competitors who aspire to use MET propulsion technology.
•Mission-driven strategy: Momentus is a mission-driven company, which underpins our focus on our long-term vision and aligns all of our day-to-day activities in achieving this goal. In making decisions about our vehicles, services, technologies, or sales opportunities, we attempt to align our actions with our vision and mission. We believe this helps us make decisions quickly and move towards achieving our goal of developing Momentus as a key provider of space infrastructure services.
•Compatibility across launch providers: We have designed and will continue to design our future vehicles to be compatible with most launch vehicles. We believe this will give our customers flexibility around the timing and availability of launches and ensure a competitive market for our launch providers. As more rocket operators emerge, we will work to continue to actively incorporate compatibility to increase customer accessibility.
•Relationships with launch providers: We have relationships with several launch providers including SpaceX, Relativity Space, Gilmour Space, Blue Origin, ABL Space Systems and ULA. We believe our current rideshare partnership agreement with SpaceX will help us maximize the flexibility, economics, and optionality we can offer our customers. Additionally, as an aggregator of payloads, we believe we will be able to service customers from around the world who might not otherwise have access to launch options. Please see the above section titled “Our Relationships with Launch Providers” for additional details.
•Experienced management team and an industry-leading team of engineers: Many of our management team members have experience in large organizations, including the U.S. Department of Defense, Boeing, Raytheon, Maxar, and Lockheed Martin. Our team of engineers is similarly experienced, contributing hundreds of collective years in working in commercial satellite businesses at Boeing, Maxar, and SSL, among others. Our commercial team is also led and supported by individuals with considerable experience in commercial space sales. Our efficient vertical integration allows for significant cooperation and interactivity between teams.
Customer Overview
We have signed contracts for approximately $67 million in backlog (potential revenue), as of January 31, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. We have seen significant interest across a range of satellite operators, satellite manufacturers, satellite aggregators, launch providers, and others. The majority of our signed contracts are with early adopters. Several will be launching experimental or pathfinder missions for their future satellite constellations. The breadth of these signed contracts spans 24 companies across 15 countries.
In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
For risks associated with these contracts, see our risk factor “We may not be able to convert our orders in backlog into revenue.”
Sales and Marketing
We plan to scale and accelerate our sales and marketing efforts and leverage industry partnerships to grow our customer base using a global network of sales professionals. Additionally, if we can successfully execute on our missions, we expect existing customers to exercise contract options and expand their contracts with us for the deployment of their future satellites. We plan to provide new service offerings and sales models over time to increase market share and grow the total addressable market for our in-space infrastructure services assuming we can successfully execute on our missions and business plan.
In addition to satellite manufacturers, we are pursuing engagements with payload aggregators to maximize the fill rates of our missions. We are also working on long term partnership agreements with specialized CubeSat satellite makers to become their partner of choice for rideshare services, to help realize a continuous cycle of returning customers. In addition, many rideshare aggregators are also satellite manufacturers that help create a vertical integration of services — for which our plan is to have Momentus serve as the link to complete end-to-end service for their customers.
As we believe a large percentage of the small satellite market is projected to be satellite constellations, which will require deployments, refreshing, in orbit maintenance and other services over their life-cycles (which are relatively short), we see this segment of the market as important. We currently have a number of pathfinder missions with customers that plan to develop satellite constellations after their test missions, and we are pursuing other satellite constellation customers who are in their early stages of development.

While we are focusing on our early adopter market for in-space transportation, we are at the early stages of also rolling out our Hosted Payload service, and anticipate that this market segment will become a larger percentage of our business in the near and mid-term. We believe our potential customer base for this service has significant overlap with in-space transportation.
We anticipate the emergence of new businesses as the space economy continues to be unlocked and new applications are introduced. We plan to position ourselves to capture these emerging and adjacent markets which we believe will be enabled by the development of infrastructure services.
Regulatory
See “Risk Factors” for risks and uncertainties related to regulatory requirements.
Federal Communications Commission
The regulations, policies, and guidance issued by the Federal Communications Commission (“FCC”) apply to the operation of our transport vehicles. When we communicate with our transport vehicles using any part of the electromagnetic spectrum, we are operating a space station to which FCC regulations apply. Operators of regulated space stations are required to hold and maintain compliance with proper licenses, and the specific conditions thereof throughout the duration of any given mission. Operators may also seek licenses in other jurisdictions in accordance with multilateral agreements governing the use of the spectrum, and such licenses would generally be accorded equal treatment by the United States. For the time being, we intend to utilize the FCC’s Special Temporary Authorization (“STA”) authorization type, as other rideshare aggregators and operators of unique limited duration missions regularly do, to license Momentus spacecraft. Although Momentus previously submitted multiple STA license applications, which have subsequently been withdrawn, we filed STA applications at the end of 2021 in support of two spacecraft scheduled to launch in June 2022. Subsequently, we withdrew one of the two applications since it was not needed.
The FCC recently enacted a new set of licensing guidelines for small satellites and related systems that may apply to future Momentus spacecraft and continues to pursue additional updated rulemaking that potentially impacts Momentus. As a result, we may face a transition in license types away from STA to the small satellite licensing guidelines under Part 25. The FCC is also currently considering additional rules which, among other things, could change the operational, technical and financial requirements for Momentus operations. If these proposed rules become final, they could change system design and financial costs in order to comply with or secure new Momentus spectrum licensure.
National Oceanic and Atmospheric Administration
Momentus transport vehicles will operate with space-qualified photographic equipment installed. While primarily intended to function as mission assurance tools, these cameras will be capable of capturing incidental earth imagery while in orbit. As such, these cameras are subject to the licensing requirements and regulations of the National Oceanic and Atmosphere Administration's ("NOAA") Commercial Report Sensing Regulatory Affairs (“CRSRA”) office. We currently hold a license grant from CRSRA authorizing the first ten Vigoride missions.
The Federal Aviation Administration
As a participant in launch activities, we are indirectly subject to the license requirements of the Federal Aviation Administration’s (“FAA”) Office of Commercial Space Transportation (“AST”). The FAA regulates the airspace of the United States, through which launch vehicles must fly during launch to orbit. The AST office predominantly processes launch license requests submitted by launch vehicle operators, which include information on the constituent payloads flying on any given mission. As a result, reviews of our payloads by AST occur during, for example, the processing of a SpaceX launch license. During preparation for the inaugural Vigoride-1 mission, the FAA ultimately determined that it was unable to grant to SpaceX an approval of the Momentus payload for the SpaceX Transporter-1 launch in January 2021 due to national security and foreign ownership concerns regarding Momentus raised by the Department of Defense during an interagency review. Despite Momentus payloads being exempt from FAA payload review as a result of our existing NOAA grant, we initiated ongoing engagement with the FAA as part of a preemptive payload review unrelated to a launch license in contemplation of future launch activity. In May 2021, the FAA denied one of our payload review applications due to interagency concerns related to the corporate structure of Momentus at the time of denial. The FAA acknowledged that Momentus was engaged in addressing the concern and indicated that the FAA could reconsider the application once that process is complete. Momentus intends to refile FAA payload review applications in support of future missions which will reflect the ongoing efforts to address outstanding interagency concerns.

The International Traffic in Arms Regulations and Export Controls
Our orbital infrastructure business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations (the “ITAR”) of the U.S. Department of State and the Export Administration Regulations (“EAR”) of the Bureau of Industry and Security of the U.S. Department of Commerce. The ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.
The U.S. government agencies responsible for administering the ITAR and the EAR have significant discretion in the interpretation and enforcement of these regulations. The agencies also have significant discretion in approving, denying, or conditioning authorizations to engage in controlled activities. Such decisions are influenced by the U.S. government’s commitments to multilateral export control regimes, particularly the Missile Technology Control Regime concerning the spaceflight business
Many different types of internal controls and measures are required to ensure compliance with such export control rules. In particular, we are required to maintain registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software, and technology; and obtain licenses or other forms of U.S. government authorizations to engage in activities, including the performance by foreign persons, related to and who support our spaceflight business. Under the ITAR and the EAR, we must receive permission to release controlled data to foreign persons or physically ship controlled hardware abroad.
See “Risk Factors — We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation.” The inability to secure and maintain other necessary export authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. For example, if we were unable to obtain or maintain our licenses to export certain spacecraft hardware, we would be effectively prohibited from launching our vehicles from certain non-U.S. locations, which would limit the number of launch providers we could use. In addition, if we were unable to obtain a Department of State Technical Assistance Agreement to export certain launch provider related services, we would experience difficulties or even be unable to perform integration activities necessary to safely export our transfer vehicles to non-U.S. launch sites. In both cases, these restrictions could lead to higher launch costs which may have a material adverse impact on our results of operations. Similarly, if we were unable to secure effective export licensure to authorize the full scope of activity with a foreign partner or supplier, we may need to implement design changes to spacecraft or updates to our supplier chain, which may increase costs or result in delays in vehicle launch schedules.
Failure to comply with export control laws and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts, or limitations on our ability to enter into contracts with the U.S. government. In addition, any changes in export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations.
Interagency Review
Approval of the licenses described above may be subject to interagency reviews that allow multiple government agencies — the Department of Commerce, Department of Defense, Department of State, National Aeronautics and Space Administration (“NASA”), and others — to examine the respective applications from their individual perspectives, including safety, operational, national security, and foreign policy and international obligations implications, as well as review of foreign ownership. As discussed above, the interagency process raised national security concerns relating to foreign ownership and control of Momentus in connection with a recent FAA license application. We will continue to engage with the Department of Defense to understand the steps necessary to achieve the resolution of any remaining U.S. government national security concerns. No assurance can be given that we will obtain the licenses described above in this section for our future missions. Even though Momentus has entered into the NSA, there is no guarantee that the FAA and other U.S. government agencies will grant the necessary authorizations.
National Security Agreement

In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from Stable Road, submitted a joint notice to CFIUS for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense (“DoD”) regarding Momentus’ foreign ownership and control. On June 8, 2021, CFIUS’ review of the joint notice relating to historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control concluded when the Company entered into a National Security Agreement with Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis), and the U.S. government, represented by the U.S. Departments of Defense and the Treasury (the “NSA”). In accordance with the NSA, on June 8, 2021, Mr. Kokorich, Nortrone Finance S.A, Lev Khasis and his wife Olga Khasis, and Brainyspace LLC, (collectively, the “Momentus Investors”), fully divested all the shares of Momentus securities beneficially owned by them by selling shares back to Momentus. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the Momentus Investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. As a subsequent event, the remaining proceeds were released from escrow to the divested investors, see Note 15 in the accompanying consolidated financial statements. The NSA also requires, among other things, the following:
•Appointment of a Security Director approved by the U.S. government, represented by the U.S. Departments of Defense and the Treasury (the “CFIUS Monitoring Agencies”), to serve as the primary liaison between Momentus’ board of directors and the CFIUS Monitoring Agencies, with the Security Director to have authority to oversee Momentus’ compliance with the NSA, including, among other things, to remove and replace Momentus officers and employees, approve all new Momentus directors, and to review, approve and terminate certain contracts and relationships related to access to technology and protected technical information, and to recommend that a director be removed from our board of directors due to an identified national security concern, as determined by the Security Director in consultation with the CFIUS Monitoring Agencies;
•Appointment of a Security Officer, approved by the CFIUS Monitoring Agencies, to report directly to the Security Director and to have primary responsibility for overseeing day-to-day compliance with the NSA and any compliance plans adopted thereunder, including periodic reporting to the CFIUS Monitoring Agencies;
•Appointment of an independent third-party monitor to monitor compliance with the NSA by the parties to the NSA, perform due diligence on all persons that are granted access to protected technical information, protected systems or protected facilities, and to serve as a point of contact for the CFIUS Monitoring Agencies under a monitoring agreement. The third-party monitor will regularly report directly to the CFIUS Monitoring Agencies;
•Appointment of an independent third-party auditor to regularly audit Momentus’ compliance with the NSA, and establishment of an audit plan under which the third-party monitor will conduct such audits;
•Establishment of certain communications protocols and restrictions to prevent most communications between Momentus personnel and the Momentus Investors; implementation of certain technology controls to prevent access by the Momentus Investors to protected technical information; regular reporting of technical relationships in which Momentus engages; record keeping and communications logging; establishment of a security plan to safeguard protected technical information, protected systems and protected facilities; and training for all Momentus personnel with respect to the security plan and compliance with the NSA;
•Access and inspection rights for the CFIUS Monitoring Agencies; and
•Periodic reporting by Momentus and the Momentus Investors to the CFIUS Monitoring Agencies.
As summarized above and as further set forth in the NSA, Momentus is subject to various requirements under the NSA. Momentus is required to ensure that the Security Director reports any actual or potential violation of the NSA to the CFIUS Monitoring Agencies and the third-party monitor within 24 hours of discovery, and failure to comply with certain requirements under the NSA could subject Momentus to liquidated damages payable to the U.S. government in the amount of $100,000 per day, up to an aggregate amount of $1,000,000 per breach. See “Risk Factors — We are subject to various requirements and restrictions under the NSA we have entered into with the U.S. government, and we are incurring significant costs to comply with those requirements and may be subject to significant monetary penalties if we are deemed not to be in compliance with the requirements and restrictions under the NSA.”
Human Capital
People are our most important asset. Since its inception, Momentus has sought to recruit creative, positive persons with a diverse set of business capabilities to play an integral role in building our company. As we move into the next stage of our growth, we are devoting more resources to our human capital and are building the infrastructure necessary to support our workforce and promote communication, respect, and diversity among our team. We have established our Human Resources and Talent Acquisition department and have hired a Vice President to lead that group and direct our initiatives as we are deeply committed to continuing to grow and develop our team. As of December 31, 2021, we had 118 employees consisting of 80 employees in our research and development and manufacturing teams, seven employees in our sales and marketing teams and 31 employees in general and administrative functions. Many of our employees bring significant experience from prior positions working for leading defense primes, satellite manufacturers, other commercial and military aerospace companies, and government agencies.
Facilities
During 2021, we leased an approximately 65,000-square-foot facility in San Jose, California, which serves as our new headquarters, propulsion laboratory, and Vigoride assembly and test center. This space will allow us to quickly ramp up production volumes for Vigoride vehicles, increase available laboratory space, and accelerate thruster and other developments. We also maintain approximately 13,000 square feet of administrative, research, manufacturing, and testing facilities at our campus in Santa Clara. The campus includes a total of three office suites, two of which consist of solely offices for administrative responsibilities, research and development, and another that consists of both offices and machinery for manufacturing and testing. These facilities are pursuant to agreements through which we lease under multi-year contracts. Leases on two suites were scheduled to terminate at the end of 2021 but have been extended into 2022 as we continue to move operations to our San Jose facility, and the third is scheduled to terminate in November 2022. We plan to launch our orbital vehicles in partnership with various rocket providers, including SpaceX and Relativity Space, among others. Our rocket launch partners will provide the necessary land, facility, and machinery to successfully complete the launches.
Item 1A. Risk Factors
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Momentus and its subsidiaries.
Risks Related to the Business and Industry of Momentus
We have not yet delivered customer satellites into orbit using any of our transfer and service vehicles, and any setbacks we may experience during our initial mission and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation and could harm our reputation.
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites to custom orbits. Our initial mission planned will be a hybrid commercial-demonstration mission in which our vehicles will deliver paying customers’ satellites into orbit for the first time. In this inaugural mission, we expect to demonstrate Vigoride’s ability to deploy satellites at the point at which Vigoride is dropped off by the launch vehicle. Once all client payloads have been released, we plan to perform orbit change maneuvers and technology demonstrations with our vehicles that are part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer operations.

This inaugural Vigoride flight is expected to provide essential on-orbit functional proof of principle and performance verification data for the microwave electrothermal thruster (“MET”) — this data will be used to assess the efficacy of the MET, and identify potential refinements or upgrades for future versions of the MET in order to improve its performance. Like the ground test campaign we have been conducting, on-orbit tests can be understood as incremental confidence-building measures — meeting key requirements for thrust, specific impulse, firing duration, lifetime, and other performance parameters will help Momentus determine whether the MET is performing per our expectations. Doing so repeatedly, both on the ground and on orbit, will demonstrate the soundness and robustness of the design and is expected to contribute to growing customer confidence over time. We expect to learn lessons from the first flight of Vigoride and to use the data collected from this mission to determine what services or level of services we will be able to initially provide customers, including the degree to which Vigoride possesses capabilities of providing customers with LEO transfer services. We anticipate that the mission will also lay the groundwork for continual improvements and enhancements that we plan to flight-demonstrate on future missions. We plan to offer LEO transfer services to customers in the future, based in part on the outcome of the inaugural flight and MET demonstration, as well as the results of ongoing ground testing.
The version of our Vigoride vehicle that we intend to fly on our inaugural mission has never been flown in space. In addition, while we have previously flown our first generation MET in space, that mission did not demonstrate the MET’s ability to generate a measured orbit change in space, which is crucial to our ability to maneuver objects in space. Moreover, even if the unit generates thrust, there can be no assurance that other systems and subsystems can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology.
While the objective of the inaugural mission involving the Vigoride system is to successfully deploy satellites and perform certain maneuvers, we are mindful of the inherent risks involved in the initial use of hardware and complex systems in space given the difficulties of replicating all aspects of the environment and stresses that the system will experience in space during ground-based testing in simulated environments. We expect to learn and gather valuable data during this inaugural mission of Vigoride as we continue to develop and improve the system and our other systems.
There can be no assurance that we will not experience operational or process failures and other problems during our inaugural mission or on any other mission. Any failures, delays or setbacks, particularly on our inaugural mission, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.
A key component of our business model is the delivery of satellites using our vehicles from low earth orbit to other orbits. The technology for this maneuver is still in the development stage and has not been validated through actual deployment and testing in space. If we are unable to develop and validate such technology or technology for other planned services, our operating results and business will be materially adversely affected.
While we plan to initially deliver satellites within low earth orbit, the success of our business is in large part dependent on our ability to develop more powerful and efficient propulsion to deliver satellites and other payloads to other orbits and provide other services, such as hosted payload, deorbiting of defunct or obsolete satellites and satellite repositioning. This technology is currently under development, and if we fail to successfully complete the development and validate this technology through actual deployment and testing of such technology in space, or if we experience any delays or setbacks in the development of this technology or encounter difficulties in scaling our delivery or servicing capabilities, we may not be able to fully execute or realize our business model and our financial results and prospects would be materially adversely affected.
Additionally, as part of our business plan, we plan to provide reusable vehicles and offer in orbit services, such as hosted payload, inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting. This will require development of new capabilities for our vehicles, such as the capability to perform proximity maneuvering and berthing. These anticipated capabilities need technologies that are unproven and subject to significant continued design and development efforts, may take longer than anticipated to materialize, if at all, and may never be commercialized in a way that would allow us to generate revenue from the sale of these services and offerings. Relatedly, if such technologies become viable in the future, we may be subject to increased competition, and some competitors may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies.
We may not receive all required governmental licenses and approvals
We currently hold a license grant from the National Oceanic and Atmospheric Administration’s Commercial Report Sensing Regulatory Affairs (the “NOAA’s CRSRA”) office authorizing our first 10 Vigoride missions. However, we have not received a Special Temporary Authorization (“STA”) license from the FCC, and the FAA denied a payload review applications in May 2021 due to interagency concerns related to our foreign ownership and corporate structure. The FAA denial notice, which was received before we entered into the NSA, indicated that Momentus was engaged in addressing the government’s national security concerns and that the FAA could reconsider the application once that process is complete. As discussed elsewhere in this report, we continue to progress toward implementation of the NSA but there can be no assurance that our efforts will satisfy the government's national security concerns in time to obtain licenses or approvals needed for planned missions.
U.S. government agencies other than the agency to which we apply to for a license or approval may review our applications to the FCC, FAA, or other regulatory authorities, including to evaluate the national security implications of an application, which could result in delays. For example, in November 2020, the Committee for the Assessment of Foreign Participation in the United States Telecommunications Service Sector (the “Committee”) requested to review two of our FCC license applications to determine whether approval posed a risk to the national security or law enforcement interests of the United States. While in that instance, the Committee withdrew its request for review without explanation, it is possible that reviews of applications for licenses or approvals by the Committee or other regulatory bodies may occur in the future. Such reviews could delay the issuance of, or result in a denial of, licenses or approvals.
No assurance can be given that we will obtain FAA or FCC authorizations or other authorizations that may be necessary to our business in a timely manner, especially in light of the ongoing U.S. government oversight of Momentus discussed under “Business — Regulatory — National Security Agreement” in this prospectus. Moreover, there is no guarantee that the FCC, FAA and other U.S. government agencies will grant the necessary authorizations to operate our spaceflight business as planned, despite our progress toward implementation of the NSA. If we do not receive these approvals in a timely manner, our financial condition, results of operations, backlog and prospects will be materially adversely affected. For example, we have experienced erosion in our backlog of $86 million as of March 4, 2021 to $67 million as of January 31, 2022 as customers chose to cancel their contracts with us and seek alternative providers due to delays in our scheduled missions as we await receipt of necessary governmental approvals. If we continue to experience delays in receiving these approvals, we could experience further erosion in our backlog.
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred operating losses of $99.8 million and $34.7 million for the years ended December 31, 2021 and 2020, respectively. We have not yet commenced delivery of customer satellites into orbit or fully tested and validated our technology, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
We expect our operating expenses to increase over the next several years as we scale our operations, increase selling, general and administrative and research and development efforts relating to building corporate infrastructure to support the NSA agreement, being a public company, new service offerings and technologies, and hire more employees. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.
We are dependent on the successful development of our satellite vehicles and related technology.
Our current primary research and development objectives focus on the development of our existing and future vehicles and related technology. If we do not complete development of these vehicles in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development of our vehicles and related technology involves many uncertainties, some of which are beyond our control, including, but not limited to:
•timing in finalizing vehicle design and specifications;
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
•performance of our third-party contractors that support our research and development activities;
•our ability to protect our intellectual property critical to the design and function of our transport vehicles;
•our ability to continue funding and maintaining our research and development activities; and
•the impact of the COVID-19 pandemic on us, our customers, suppliers and distributors, and the global economy; and
•our ability to comply with the terms of the NSA and any related compliance measures instituted by the Security Director.
We may not be successful in developing new technology, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.
The markets in which we operate are characterized by changing technology and evolving industry standards, and we may not be successful in identifying, developing and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers’ requirements, sales may suffer and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition and results of operations could be materially and adversely affected.
We operate in highly competitive industries and in various jurisdictions across the world which may cause us to have to reduce our prices.
We operate in highly competitive industries and many of our competitors are larger and have substantially greater resources than we have.
We may also face competition in the future from emerging low-cost competitors. Competition in the rocket launch, satellite and satellite component businesses is highly diverse, and while our competitors offer different products and services, there is often competition for contracts.
In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with rocket launch, satellite and satellite component development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.
The expansion of our operations subjects us to additional risks that can adversely affect our operating results.
We contemplate further expansion of our operations as part of our growth strategy. Our current and contemplated operations subject us to a variety of risks, including:
•recruiting and retaining talented and capable management and employees;
•competition from other companies with significant market share in those markets and with better understanding of demand;
•difficulties in enforcing contracts, collecting accounts receivables, and longer payment cycles;

•regulatory, political or contractual limitations on our ability to operate in certain foreign markets, including trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses;
•compliance with anti-bribery laws, including without limitation the Foreign Corrupt Practices Act (the “FCPA”);
•varying security laws and regulations in other countries;
•increased management, travel, infrastructure and legal compliance costs associated with having multiple operations;
•differing regulatory and legal requirements and possible enactment of additional regulations or restrictions on the use, import or export of our products and services, which could delay or prevent the sale or use of our products and services in some jurisdictions;
•currency translation and transaction risk, which may negatively affect our revenue, cost of net revenue, and gross margins, and could result in exchange losses;
•heightened exposure to political instability, war and terrorism;
•weaker protection of intellectual property rights in some countries; and
•overlapping of different tax regimes.
Momentus’ limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.
We have been focused on developing space transportation and infrastructure services since 2017. This limited operating history makes it difficult to evaluate Momentus’ future prospects and the risks and challenges we may encounter. Risks and challenges Momentus has faced or expects to face include our ability to:
•forecast revenue and budget for and manage expenses;
•attract new customers and retain existing customers;
•effectively manage growth and business operations, including planning for and managing capital expenditures for current and future vehicles and services, and managing the supply chain and supplier relationships related to current and future vehicles and services;
•comply with existing and new or modified laws and regulations applicable to our business, including export control regulations;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•develop and protect intellectual property; and
•hire, integrate and retain talented people at all levels of our organization.
If Momentus fails to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because Momentus has limited historical financial data and operates in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. Momentus has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Momentus’ assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
The market for in-space infrastructure services has not been established with precision, is still emerging and may not achieve the growth potential we expect.
The markets for in-space infrastructure services have not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our estimates for the total addressable markets for in-

space infrastructure services are based on a number of internal and third-party estimates, including our current backlog, assumed prices at which we can offer services, assumed frequency of service, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable markets for in-space infrastructure services, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.
We may not be able to convert our orders in backlog into revenue.
As of January 31, 2022, our backlog consisted of approximately $67 million in customer contracts, including options for future services. However, these contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is paid at the time the contract is signed. In certain situations, Momentus may decide to refund customers for their deposits, even though it is not contractually required, to maintain goodwill with customers.
In addition, backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Furthermore, some contracts comprising the backlog are for services scheduled many years in the future, and the economic viability of customers with whom we have contracted is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in the backlog could change because many factors affect the scheduling of missions and adjustments to contracts may also occur. The failure to realize some portion of our backlog could adversely affect our revenues and gross margins. Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.
In addition, if we do not receive regulatory approvals in a timely manner, our backlog and prospects will be materially adversely affected. For example, we have experienced erosion in our backlog of $86 million as of March 4, 2021 to $67 million as of January 31, 2022 as customers chose to cancel their contracts with us and seek alternative providers due to delays in our scheduled missions as we await receipt of necessary governmental approvals. If we continue to experience delays in receiving these approvals, we could experience further erosion in our backlog.
Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.
Our financial performance is dependent on our ability to generate a sustainable order rate for our services. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded varies. If we are unable to win new awards or execute existing contracts as expected, our business, results of operations, and financial position could be further adversely affected.
The cyclical nature of the space industry could negatively impact our ability to accurately forecast customer demand. We may not be able to maintain adequate gross margins or profits in these markets. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends, and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, our business, results of operations, and financial position could be adversely affected.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture and commercialization of new rocket launch services, mission services, satellites, satellite components and related technology. If we fail to develop and successfully commercialize new technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, or are inferior to those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.

We are dependent on third-party launch vehicles to launch our vehicles and customer payloads into space and any delay could have a material adverse impact to our financial condition and results of operations.
Currently there are only a handful of companies who offer launch services, and if this sector of the space industry does not grow or there is consolidation among these companies, we may not be able to secure space on a launch vehicle or such space may be more costly.
Our vehicles are expected to provide “last-mile” transport for satellites to their custom orbit after they are released at a drop off point in space. Therefore, we are dependent on third-party launch vehicles to deliver our vehicles into space. If the number of companies offering launch services or the number of launches does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of space on these launch vehicles, which may cause delays in our ability to meet our customers’ needs. Additionally, a shortage of space available on launch vehicles may cause prices to increase or cause delays in our ability to meet our customers’ needs. Either of these situations could have a material adverse effect on our results of operations and financial condition.
Further, in the event that a launch is delayed by third-party launch providers or for other reasons, our timing for revenue recognition may be impacted depending on the length of the delay and the nature of the contract with the customers with payloads on such delayed flight. For example, SpaceX delayed the December 2020 launch of Transporter-1, a Falcon 9 launch, on which our inaugural vehicle was intended to fly. Then, on May 10, 2021 and before we entered into the NSA, Momentus received a letter from the FAA denying Momentus’ application for a payload review for the planned June 2021 launch based on the FAA’s finding that its launch would jeopardize U.S. national security. While Momentus has signed a Launch Services Agreement with SpaceX to reserve space for our vehicles to be launched in June 2022, such a flight is dependent on Momentus successfully completing a payload review by the FAA.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing functions. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and the manufacture of vehicles as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support. For example, we recently leased an approximately 65,000-square-foot facility that can accommodate the manufacture and assembly of our next generation Vigoride vehicles.
During 2021, Momentus investigated options for leasing and outfitting a second manufacturing facility, to be located either in California or in another state in the U.S. We had deemed such a facility essential for the assembly, integration, and testing of both developmental and production versions of our planned Ardoride orbital transfer and service vehicle, due to its projected size. Our current facilities in Santa Clara and San Jose can support Vigoride builds, but are not large enough to conduct these activities for Ardoride. However, due to the delay of the closing of the Business Combination, we concluded that the cost of leasing and modifying a new facility to support Ardoride was not advisable until the completion of the Business Combination. Our intent is to reconsider the development of a larger facility in 2022.
Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our vehicles and related equipment, and delays in production. These difficulties divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins and operating results, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our vehicles and related equipment, and delays in production. These difficulties divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins and operating results, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, sales and marketing, administrative, financial, research and development, and other resources. If we fail to manage our anticipated growth, such failure could negatively affect our reputation and harm our ability to attract new customers and to grow our business.
To manage growth in our operations, we will need to continue to grow and improve our operational, financial and management controls and our reporting systems and procedures. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. If we are unable to accomplish any of the following tasks, our revenue growth will be harmed:
•scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•anticipate and respond to changing customer preferences;
•anticipate and respond to macroeconomic changes generally, including changes in the markets for rocket launch services, mission services, satellites and satellite components;
•improve and expand our operations and information systems;
•successfully compete against established companies and new market entrants;
•manage and improve our business processes in response to changing business needs;
•effectively scale our operations while maintaining high customer satisfaction;
•hire and retain talented employees at all levels of our business;
•avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches and other factors affecting our physical and digital infrastructure;
•adapt to changing conditions in our industry and related to the COVID-19 pandemic and measures implemented to contain its spread; and
•comply with regulations applicable to our business.
A pandemic outbreak of a novel strain of coronavirus, also known as COVID-19, has disrupted and may continue to adversely affect our business.
The global spread of COVID-19 has disrupted certain aspects of our operations and may continue to adversely impact our business operations and financial results, including our ability to execute on our business strategy and goals. Specifically, the continued spread of COVID-19 and new strains of the virus and precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including causing delays or disruptions in our supply chain and decreasing our operational efficiency in the development of our vehicles. We are taking measures within our facilities to ensure the health and safety of our employees, which include universal facial coverings, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. However, there can be no assurances that these measures will prevent a future outbreak of COVID-19 within our workforce.
The pandemic has also resulted in, and may continue to result in, significant disruption and volatility of global financial markets. This disruption and volatility may adversely impact our ability to access capital, which could in the future negatively affect our liquidity and capital resources. Given the rapid and evolving nature of the impact of the virus, responsive measures taken by governmental authorities and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our operations, particularly if these impacts persist or worsen over an extended period of time. To the extent COVID-19 adversely affects our business operations, liquidity and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We may experience a total loss of our vehicle and our customers’ payloads during the launch into space, and any insurance we have may not be adequate to cover our loss.
Although there have been and will continue to be technological advances in spaceflight, it is still an activity with inherent risk. Explosions and other accidents on launch or during the flight have occurred and will likely occur in the future. If such incidents should occur, we will likely experience a total loss of our vehicle and our customers’ payloads. The total or partial loss of one or more vehicles or customer payloads could have a material adverse effect on our results of operations and financial condition. For some missions, we can elect to buy launch insurance, which can reduce our monetary losses from the launch failure, but it may not cover all losses associated with launch failure and possible further losses incurred from the inability to test our technology from the result of such failure.
Depending on the circumstances and market conditions, launch insurance may be extremely expensive, and we cannot assure that we will be able to acquire it on favorable terms, or at all. While we are not procuring launch insurance at this time, we are compliant with third party on orbit liability insurance requirements as required by certain countries where certain of our customers domicile.
Our business involves significant risks and uncertainties that may not be covered by insurance.
A significant portion of our business relates to designing, developing and manufacturing advanced space technology products and services. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive property damage. Accordingly, we may incur liabilities that are unique to our products and services.
The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities.
We have insured against liability to third parties from launch activities as required by law to the extent that insurance was available on acceptable premiums and other terms. The insurance coverage for third- party damages may not be sufficient to cover the liability. Although the U.S. government may pay claims for third-party damages to the extent they exceed our insurance coverage, this depends on a government appropriation and is subject to a statutory limit. In addition, this insurance will not protect us against our own losses, including to our launch support operations, complex and satellites.
The price and availability of insurance fluctuate significantly. Insurance market conditions or factors outside our control, such as failure of launch vehicles and satellites, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms of insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all.
In addition, even though we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair, or insure our assets, which could have a material adverse impact on our financial condition and results of operations.
Our customers and suppliers face similar threats. Customer or supplier proprietary, classified, or sensitive information stored on our networks is at risk. Assets, intellectual property and products in customer or supplier environments are also inherently at risk. We also have risk where we have access to customer and supplier networks and face risks of breach, disruption, or loss as well.
Satellites are subject to manufacturing and launch delays, damage or destruction during pre-launch operations, launch failures and incorrect orbital placement, the occurrence of which can materially and adversely affect our operations.
Delays in the manufacturing of satellites, launch delays, damage or destruction during pre-launch operations, launch failures or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite. Any significant delay in the commencement of service of a satellite would delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Any launch delay, launch failure, underperformance, delay, or perceived delay could have a material adverse effect on our results of operations, business prospects and financial condition.
If our spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.

The manufacturing, testing, launching and operation of a spacecraft involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses that have and could affect the performance of satellites. Hardware component problems and software issues could lead to deterioration in performance or loss of functionality of a spacecraft. In addition, human operators may execute improper commands that may negatively impact a spacecraft performance. Exposure of our spacecraft to an unanticipated catastrophic event, such as collision with space debris, could reduce the performance of, or completely destroy, the affected spacecraft.
During any period of time in which a spacecraft is not operational, we may lose most or all of the revenue that otherwise would have been derived from it. Our inability to repair or replace a defective type of spacecraft, or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a spacecraft experiences a significant anomaly such that its type is no longer operational, it would significantly impact our business, prospects and profitability. Additionally, any satellite failures could damage our reputation and ability to obtain future customers for our launch services, prevent us from receiving any payments contingent on a successful launch and increase our insurance rates, which could have a material adverse effect on our business and prospects.
We cannot provide assurances that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies or anomalies could significantly hinder its performance.
We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it would significantly impact our business, prospects and profitability.
Space is a harsh and unpredictable environment where our products and service offerings are exposed to a wide and unique range of environmental risks, including, among others, coronal mass ejections, solar flares and other extreme space weather events and potential collision with space debris or another spacecraft, which could adversely affect our launch vehicle and spacecraft performance.
Space weather, including coronal mass ejections and solar flares have the potential to impact the performance and controllability of launch vehicles and spacecraft on orbit, including completely disabling our launch vehicles or spacecraft on orbit. Although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our launch vehicles or satellites should a collision occur.
Increased congestion from the proliferation of low Earth orbit constellations could materially increase the risks of potential collision with space debris or another spacecraft and limit or impair our launch flexibility and/or access to our own orbital slots.
Recent years have seen increases in the number of satellites deployed to low earth orbits, and publicly announced plans call for many thousands of additional satellite deployments over the next decade. The proliferation of these low Earth orbit constellations could materially increase the risks of potential collision with space debris or another spacecraft and affect our ability to effectively access sufficient orbital slots to support the expected growth across our business.
Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.
We sell complex and technologically advanced products and services, including rocket launch services, mission services, satellites and satellite components. Sophisticated software used in our products and services, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the launch vehicles, satellites and satellite components we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. Our products and services may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the launch vehicles, satellites, satellite components and systems we sell and/or use. Failure to do so could result in lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.
Our revenue, results of operations and reputation may be negatively impacted if our satellites fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.
We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware and software we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in increased costs, lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.
We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
We paid an aggregate of $40 million to our co-founders or their affiliates for the Momentus securities we repurchased from them pursuant to repurchase agreements we entered into as required by the NSA. These amounts came from proceeds of the issuance and sale of 11,000,000 shares of Class A common stock to the PIPE Investors, together with warrants to purchase 11,000,000 shares of Class A common stock, in a private placement that closed immediately prior to the Closing of the Business Combination (the “PIPE Investment”) and the holding bank account established in connection with SRAC’s initial public offering (the “Trust Account”) that were released to us upon the closing of the Business Combination and therefore reduced the proceeds from the PIPE Investment and the Trust Account that are available to us to fund our operations and capital expenditures. In addition, we incurred significant professional and other expenses in connection with the Business Combination. Accordingly, we may need to raise capital through public or private financing or other arrangements sooner than expected. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 pandemic and related financial impact has resulted in, and may in the future result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, or at all, we may not be able to grow our business or respond to competitive pressures.
Fluctuations in foreign exchange rates or future hedging activities could in the future have a negative impact on our business.
We are exposed to foreign exchange risk as certain of our expenses and liabilities are required to be paid in currencies other than the U.S. dollar. We generally maintain our cash and cash equivalents in U.S. dollars or investments denominated in U.S. dollars. Fluctuations in foreign exchange rates, which can be unpredictable, could result in disproportion increases in our expenses and future liabilities as compared to our revenue and current assets. We do not currently, but may in the future, use hedging strategies or seek to maintain a greater portion of our cash and cash equivalents in foreign currencies or investments denominated in foreign currencies to manage and minimize the impact of exchange rate fluctuations on our consolidated financial statements. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.
Our secured loan facility contains various covenants that limit our management’s discretion in the operation of our business.
Our secured loan facility restricts our ability to, among other things:
•incur additional indebtedness or guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem our capital stock;
•undergo fundamental changes, including a change of control;
•make loans and investments;
•prepay any indebtedness (other than loans under the loan facility);
•enter into transactions with related persons;

•sell assets;
•incur liens; and
•acquire or create any subsidiary.
In each case, subject to certain exceptions. Any failure to comply with the restrictions of our secured loan facility or any other subsequent financing agreements may result in an event of default. An event of default under the secured loan facility will allow the lender to accelerate amounts outstanding under the facility. In addition, the lender may terminate any commitments it had made to supply us with further funds. Furthermore, if we were unable to repay the amounts due and payable under the facility, the lender could proceed against the collateral securing such indebtedness, which includes all of our assets, including all of our intellectual property. As of March 31, 2021, we had fully borrowed the $25 million available under the facility. This loan comes due on March 1, 2022, however, as a subsequent event, Momentus exercised its option to amortize the repayment of the loan over 24 months. See Note 15 in the consolidated financial statements within this Annual Report on Form 10-K.
We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms or at all, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.
Our ability to produce our current and future vehicle systems and other components of operation is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers.
Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the manufacture of our vehicles or increased costs.
In addition, we have in the past experienced and may in the future experience delays in manufacturing or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the ITAR, the EAR, or other restrictions on transfer of sensitive technologies and limitations which may be imposed by our Security Director and/or pursuant to the NSA. Moreover, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled missions, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.
Our vehicles and related equipment may have shorter useful lives than we anticipate.
Our growth strategy depends in part on developing reusable vehicles that will allow a single vehicle to deliver cargo multiple times to multiple orbits. These reusable vehicles will have a limited useful life, which is driven by the number of payload delivered to custom orbits and the ability to refuel in space. While we intend to design our reusable vehicles for a certain lifespan, which corresponds to a number of cycles, there can be no assurance as to the actual operational life of a vehicle or that the operational life of individual components will be consistent with its design life. A number of factors will impact the useful lives of our vehicles, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the vehicles during launch and in orbit. In addition, any improvements in technology may make obsolete our existing vehicles or any component of our vehicles prior to the end of its life. If our vehicles and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our commercial payloads, which would have a material adverse effect on our business, financial condition and results of operations.
We expect to face intense competition in satellite transport and related services and other services which we may develop in the space transportation industry.
The space transportation industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitors in delivering small satellites into a specific orbit are small launch vehicle providers such as Rocket Lab. In addition, several other companies are developing small launch vehicles, and several are developing transfer vehicles, such as Spaceflight Industries, MOOG, Astroscale, Astra and D-Orbit.

Some companies, such as Rocket Lab and Firefly Aerospace, are developing both small launch vehicles and transfer vehicles. Other companies, including Spaceflight Industries and D-Orbit have announced plans to offer in-space transport services with vehicles that would compete more directly with Momentus.
We believe that competitor vehicles that are comparable to our vehicles have started operations in 2021.
Many of our current and potential competitors are larger and may have substantially greater resources than we have or may expect to have in the future. They may also be able to devote greater resources to the development of their current and future technologies or the promotion of their offerings or offer lower prices. Our current and potential competitors may also establish cooperative or strategic relationships among themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.
We believe our ability to compete successfully in delivering satellites to custom orbit at significantly reduced cost to customers depends on a number of factors, which may change in the future due to increased competition, our ability to meet our customers’ needs and the frequency and availability of our offerings. If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.
If we fail to adequately protect our intellectual property rights or our intellectual property applications for registration fail to become issued or registered, our competitive position could be impaired.
Our success depends, in significant part, on our ability to protect our intellectual property rights, including our water-based propulsion technology and certain other methodologies, practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining applications and processes used in our vehicles and related technologies. To date, we have relied primarily on trade secrets and other intellectual property laws, non-disclosure agreements with our employees, consultants and other relevant persons and other measures to protect our intellectual property and intend to continue to rely on these and other means. We also try to protect our intellectual property by filing patent applications related to our technology, inventions and improvements that are important to the development of our business. The steps we take to protect our intellectual property may be inadequate.
We currently have one issued patent, 10 pending U.S. utility patent applications, one pending European patent application, and four pending Patent Cooperation Treaty (“PCT”) applications. Our pending patent applications may not result in patents being issued, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. Momentus cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application to the same subject matter as Momentus has, Momentus may not be entitled to the protection sought by the patent application. Momentus also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. As a result, Momentus cannot be certain that the patent applications that it files will issue. Further, the scope of protection of issued patent claims is often difficult to determine.
Patents, if issued, may be challenged, invalidated or circumvented. If our patents are invalidated or found to be unenforceable, we will lose the ability to exclude others from making, using or selling the inventions claimed. Moreover, an issued patent does not guarantee us the right to use the patented technology or commercialize a product using that technology. Third parties may have blocking patents that could be used to prevent us from developing our product. Thus, patents that we may own in the future may not allow us to exploit the rights conferred by our intellectual property protection. Even if issued, they may not be issued with claims sufficiently broad to protect our technologies or may not provide us with a competitive advantage against competitors with similar technologies. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Momentus’ competitors may also design around Momentus’ issued patents, which may adversely affect Momentus’ business, prospects, financial condition and operating results.
In addition, although we enter into nondisclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with consultants and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.
Protecting and defending against intellectual property claims may have a material adverse effect on our business.
Our success depends in part upon successful prosecution, maintenance, enforcement and protection of our owned intellectual property. To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our technology, as well as any costly litigation or diversion of our management’s attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. The results of intellectual property litigation are difficult to predict and may require us to stop using certain technologies or offering certain services or may result in significant damage awards or settlement costs. There is no guarantee that any action to defend, maintain or enforce our owned or licensed intellectual property rights will be successful, and an adverse result in any such proceeding could have a material adverse impact on our business, financial condition, operating results and prospects.
In addition, we may from time to time face allegations that we are infringing, misappropriating, or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the validity of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.
Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could divert the time and resources of our management team and harm our business, our operating results and our reputation.
We may experience warranty claims for failures, schedule delays or other problems with existing or new products.
Many of the products we develop and manufacture are technologically advanced systems that must function under demanding operating conditions. The sophisticated and rigorous design, manufacturing and testing processes and practices we employ do not entirely prevent the risk that we may not be able to successfully launch or manufacture our products on schedule or that our products may not perform as intended.
When our products fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.
We are subject to various requirements and restrictions under the NSA, and we are incurring significant costs to comply with those requirements and may be subject to significant monetary penalties if we are found not to be in compliance with the requirements and restrictions under the NSA. In addition, restrictions under the NSA could limit our business activities.
Under the NSA, we are required to hire and pay for the costs of a full time Security Officer who reports directly to the Security Director and has and will continue to have primary responsibility for overseeing day-to-day compliance with the NSA and any compliance plans adopted thereunder, including periodic reporting to the CFIUS Monitoring Agencies. The Security Officer must serve as a liaison between Momentus and the CFIUS Monitoring Agencies, provide timely responses to inquiries from the CFIUS Monitoring Agencies, and maintain availability, upon reasonable notice from the CFIUS Monitoring Agencies, for discussions with the CFIUS Monitoring Agencies on matters relating to compliance with the NSA. The Security Officer is required to participate in all emails, phone calls and in-person meetings between Momentus and the CFIUS Monitoring Agencies. The Security Director has substantially greater authority than the Security Officer, but the Security Director is not expected to oversee day-to-day compliance with the NSA and related matters. See “Management After the Business Combination — Corporate Governance — Board Composition” for a description of the Security Director’s authority and responsibilities. We are also required to hire and pay for the costs of an independent third-party monitor to monitor compliance with the NSA by the parties to the NSA, as well as an independent third-party auditor to regularly audit our compliance with the NSA. In addition, we are required to establish: (i) a security plan to safeguard protected technical information, systems and facilities; (ii) a board-level Security Committee to oversee the development and implementation of policies and procedures to safeguard protected technical information, systems and facilities and to exercise appropriate oversight and monitoring of Momentus’ operations to ensure that the protective measures contained in the NSA are effectively maintained and implemented; (iii) an audit plan; and (iv) a communications plan. We are also required to provide detailed and frequent reports to the third-party monitor. We will incur substantial costs to implement these and other requirements under the NSA, and we expect that substantial personnel time will need to be devoted to implement and comply with these requirements. In addition, the NSA imposes limitations on our control over certain U.S. facilities, contracts, personnel, vendor selection and operations. These costs, requirements and restrictions may materially and adversely affect our operating results. In addition, we are required to ensure that the Security Director required to be appointed under the NSA reports any actual or potential violation of the NSA to the CFIUS Monitoring Agencies and the third-party monitor within 24 hours of discovery, and if we are found to be in violation of certain requirements in the NSA, we could be subject to liquidated damages in the amount of $100,000 per day, up to an aggregate amount of $1,000,000 per breach.
In addition, due to the restrictions under the NSA related to the protection of protected technology, systems and facilities, we could be restricted from pursuing acquisitions, customer engagements, commercial relationships or other transactions with non-U.S. persons that we believe would be advantageous to us and our stockholders.
The Security Director required by the NSA has substantial latitude over certain business decisions and operations of Momentus, and to the extent that certain arrangements relating to the Security Director are determined not to be permitted by the Delaware General Corporation Law (“DGCL”), such arrangements could have a material adverse effect on our business, financial condition and results of operations.
The NSA requires that the board of directors of Momentus include a director who is approved by the CFIUS Monitoring Agencies. This director, referred to as the Security Director in the NSA, has a fiduciary duty, under the NSA to the U.S. government, to the extent consistent with his or her fiduciary duty to the Company and its stockholders under Delaware law. To the extent that the Security Director believes that a conflict of interest is reasonably likely to exist between her or his fiduciary duties under Delaware law to the Company and/or its stockholders and to CFIUS, the Security Director is required to promptly inform the CFIUS Monitoring Agencies of such conflict. In the event of such conflict, the CFIUS Monitoring Agencies could seek to institute measures to resolve such conflict which may have a material adverse effect on our business, financial condition and results of operations. Examples of situations where such conflicts could arise include, without limitation, the following:
•Pursuant to the NSA, the Security Director, in consultation with the Security Committee, is required to develop the annual budget for third-party services and other expenses necessary for the Company to perform its obligations under the NSA. If the Security Director seeks to make certain costly expenditures for the Company to maximize our ability to achieve the objectives of the NSA, such as a costly data and systems controls solution, a conflict could arise if such expenditure would cause significant financial hardship to the Company.
•Pursuant to the NSA, the Security Director, as the sole member of the Security Committee, shall have the right, in his or her sole discretion and on behalf of the Company, to block or terminate any contract that the Security Director determines in his or her sole discretion could reasonably be expected to allow for actions contrary to the NSA. If the Security Director identifies a potential national security concern in connection with a contract representing a major source of our revenues or profits, his or her decision to require that such contract be terminated could potentially present a conflict for the Security Director if such termination could have a material adverse financial effect on the Company.
•We may enter into an agreement with a foreign supplier necessary to procure a critical component for our business. If the Security Director identifies a potential national security concern in connection with such supply agreement due to, for example, such equipment’s potential to collect sensitive data, his or her decision to require that such contract be terminated could potentially present a conflict for the Security Director if the termination of such contract could have a material adverse effect on the Company.
The NSA does not impose any fiduciary duties on any other directors of the Company other than the Security Director. However, if the Security Director recommends that a director be removed from the board of directors due to an identified national security concern, as determined by the Security Director in consultation with the CFIUS Monitoring Agencies, the board of directors must ask for the resignation of such director. If such director does not resign, the board of directors must call a special meeting of stockholders, in compliance with proxy rules under U.S. securities laws to vote on the removal of such director.
Consistent with the NSA, the Company has established a Security Committee comprised solely of the Security Director, which shall have the following powers, among others:
•In the Security Committee’s sole discretion, to remove and replace any officer or employee of Momentus;
•To review all contracts with customers, third-party vendors and service providers, and all contracts related to certain technical relationships and protected technical information to ensure they comport with the obligations under the NSA; and
•As noted, in the Security Committee’s sole discretion, to block or terminate any contract that the Security Committee determines in the Security Committee’s sole discretion could reasonably be expected to allow for actions contrary to the NSA, including provisions that the Security Committee determines could reasonably be expected to provide Mikhail Kokorich, Nortrone Finance S.A., Lev Khasis, Olga Khasis and Brainyspace LLC with access to protected technical information or could reasonably be expected to cause the transfer of protected technical information in a manner harmful to U.S. national security.
In addition, the Security Director is a member of the Nominating and Corporate Governance Committee. Any individual nominated by the board of directors to serve as a director of the Company will require at least a majority approval of the Nominating and Corporate Governance Committee, which majority must include the Security Director. Thus, no person could be nominated to serve as a director without the approval of the Security Director.
In addition to the powers above, the Security Director has the following responsibilities:
•Provide timely responses to inquiries from the CFIUS Monitoring Agencies and maintain availability, upon reasonable notice from the CFIUS Monitoring Agencies, for discussions with the CFIUS Monitoring Agencies on matters related to our governance and compliance with the NSA;
•As noted, develop the annual budget for third-party services and other expenses necessary for us to perform our obligations under the NSA and the agreements entered into with the former co-founders to hold their shares of the Company (the “Voting Trust Agreements”), consistent with the requirements in the NSA;
•Review and approve any proposed amendments to the security plan and communications plan required by the NSA, prior to submission of the CFIUS Monitoring Agencies, and any policies and procedures adopted by the Company pursuant thereto, in each case in the Security Director’s sole discretion;
•Consult with the CFIUS Monitoring Agencies on nominations to the board of directors and exercise this authority in the Security Director’s sole discretion, subject to such consultation with the CFIUS Monitoring Agencies;
•Serve as the primary liaison between the Board and the CFIUS Monitoring Agencies and provide timely responses to inquiries from the CFIUS Monitoring Agencies and maintain availability, upon reasonable notice from the CFIUS Monitoring Agencies, for discussions with the CFIUS Monitoring Agencies on matters relating to the Company’s governance and compliance with the NSA; and
•Report any actual or potential violation of the NSA to the CFIUS Monitoring Agencies and the third-party monitor within 24 hours of discovery.
Our amended and restated charter provides that the Security Director may only be removed for cause and with the approval of the CFIUS Monitoring Agencies and at least two-thirds of the voting power of the then outstanding shares of capital stock of the Company entitled to vote generally in the election of directors voting as a single class. Our amended and restated charter also provides that any amendment to the charter or bylaws relating to this arrangement will also require the approval of the CFIUS Monitoring Agencies. As a result, it is possible that proposals to remove the Security Director for cause or to amend the provisions in our charter or our amended and restated bylaws relating to the Security Director, could be approved by the requisite stockholder vote in future stockholder meetings, but nonetheless not be effective due to the lack of approval by the CFIUS Monitoring Agencies.
As noted, as required by the NSA, if the Security Director recommends that a director be removed from the board of directors due to an identified national security concern, as determined by the Security Director in consultation with the CFIUS Monitoring Agencies, the board of directors must ask for the resignation of such director. If such director does not resign, the board of directors must call a special meeting of stockholders, in compliance with proxy rules under U.S. securities laws to vote on the removal of such director. Pending such vote, we are required to ensure that such director does not receive any protected technical information of the company. As a result of the rights granted to the Security Director under the NSA, we could be restricted from, or experience delays in, pursuing acquisitions, customer engagements, commercial relationships or other transactions that we believe would be advantageous to us and our stockholders.
In addition, there could be a risk that certain powers and authority conferred to the Security Director and the CFIUS Monitoring Agencies could be determined not to be permitted under the DGCL. To the extent any of these powers and authorities were determined not to be permitted by the DGCL, we could face uncertainty regarding the legitimacy of the Security Director and the validity of any actions taken by our board. This may make it challenging for us to engage in various transactions and effectuate actions which require due authorization by the board of directors and to conduct business generally. There could also be lawsuits and stockholder litigation challenging the powers and authority conferred to the Security Director and the CFIUS Monitoring Agencies or the legitimacy of any actions taken by members of the board of directors, alleging that certain of these arrangements or actions are not permitted by the DGCL. To the extent determined not to be permitted by the DGCL, the powers and authority conferred to the Security Director and the CFIUS Monitoring Agencies could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to risks related to geopolitical and economic factors, laws and regulations and our international business subjects us to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally.
Our international business is subject to both U.S. and foreign laws and regulations, including, without limitation, laws and regulations relating to export/import controls, sanctions, technology transfer restrictions, government contracts and procurement, data privacy and protection, anti-corruption laws, including the FCPA, the anti-boycott provisions of the U.S. Antiboycott Act of 2018, Part II of the Export Control Reform Act security restrictions and intellectual property. Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of our export/import privileges. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally.
Changes in laws, regulations, political leadership and environment, and/or security risks may dramatically affect our ability to obtain any required regulatory approvals and conduct or continue to conduct business in international markets, including sales to customers and purchases from suppliers outside the United States. We may also be impacted by U.S. and foreign national policies and priorities, political decisions and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical uncertainties, world events, bilateral and multi-lateral relationships and economic and political factors, and any of which could impact our operations and/or export authorizations, impair our ability to obtain any required regulatory approvals or delay purchasing decisions or payments and the provision of supplies, goods and services including, without limitation, in connection with any government programs. Global economic conditions and fluctuations in foreign currency exchange rates could further impact our business. For example, the tightening of credit in financial markets outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments.
We also increasingly are dependent on in-country suppliers and we face risks related to their failure to perform in accordance with the contracts and applicable laws, particularly where we rely on a sole source supplier. The services we provide internationally are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts and/or developing legal systems. This may increase the risk to our employees, subcontractors or other third parties, and/or increase the risk of a wide range of liabilities, as well as loss of property or damage to our products.
The occurrence and impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and/or cash flows.
Data breaches or incidents involving our technology could damage our business, reputation and brand and substantially harm our business and results of operations.
If our data and network infrastructure were to fail, or if we were to suffer an interruption or degradation of services in our data center, third-party cloud, and other infrastructure environments, we could lose important manufacturing and technical data, which could harm our business. Our facilities, as well as the facilities of third-parties that maintain or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, cyber-attacks, sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our internal sensitive corporate data, such as financial data, intellectual property, or data related to contracts with commercial or government customers or partners. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in our operations or damage to our computer hardware or systems or those of our employees and customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to attacks could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.
We use software which we have developed in our technology infrastructure, which we seek to continually update and improve. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to execute on our business plan, which could materially adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.
We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other skilled personnel, manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. Certain members of our senior management team have extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition and results of operations.
Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. Any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including:
•our ability to successfully test and validate our technology, including through demonstration missions;
•the number and weight of payloads we are able to schedule for launch during a period;
•unexpected weather patterns, natural disasters or other events that force a cancellation or rescheduling of launches;
•launch vehicle failures which result in cancellation or rescheduling of future launches;

•the availability and cost of raw materials or supplied components critical for the manufacture and operation of our vehicles;
•the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;
•developments involving our competitors;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•future accounting pronouncements or changes in our accounting policies;
•the impact of epidemics or pandemics, including current business disruption and related financial impact resulting from the global COVID-19 health crisis; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if any guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.
If we fail to develop and maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected, which may adversely affect investor confidence in us.
In September 2020, in connection with the audit of our financial statements as of and for the years ended December 31, 2019 and December 31, 2018, we identified material weaknesses and significant deficiencies in the design and operating effectiveness of our internal control over financial reporting. The material weaknesses related to the lack of timely preparation of proper financial close and account reconciliation processes, missed accruals and improper accounting for stock issuance costs. The significant deficiencies related to inadequate evidence to properly support account balances. In July 2021, in connection with the review of our quarterly consolidated financial statements for the period ended June 30, 2021, additional significant deficiencies were identified related to the execution of effective interest rate and diluted EPS calculations. These material weaknesses and significant deficiencies, if not effectively mitigated, may not allow for us to have a timely reporting process and may result in errors reported in our reporting process.
We have mitigated many of the internal control deficiencies and remediated the 2019 material weaknesses by improving the timeliness of preparation of financial close and account reconciliation process by hiring additional experienced management and staff, identifying goods or services received as of the close of the accounting period that have not been invoiced and accruing for such items, and utilizing the use of specialists to determine the proper accounting for highly technical and complex transactions. We are continuously focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting. Our efforts include a number of actions:
•We continue to design and implement additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting that address the financial statement assertions and risks of material misstatement within our business processes, including implementing a comprehensive close process checklist with additional layers of reviews.
•We have established and continue to improve a more formal process to review and ensure proper cut-off and classification of expenses, including those related to legal expenses incurred by us.
•We have implemented and are continuing to design a more formal process to properly review and document evidence to support account balances, including preparing analytical analysis of the consolidated financial statements and conducting periodic reviews of the results of operations with senior management.

•We have and are continuing to actively recruit additional personnel, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources business processes involving highly technical and complex transactions.
If not remediated, material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that its internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.
As part of growing our business, we may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected, and the price of our Class A common stock could decline.
From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if it fails to do so. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.
To date, we have limited experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition, liquidity and results of operations and could cause our stock price to decline.
Momentus’ ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, Momentus had $38.9 million of U.S. federal and $30.9 million of state net operating loss carryforwards available to reduce future taxable income. The $38.9 million in U.S. federal operating loss carryforwards will be carried forward indefinitely for U.S. federal tax purposes. While the federal net operating losses (“NOLs”) can be carried forward indefinitely, California net operating losses begin to expire in the year ending December 31, 2038. It is possible that Momentus will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code (“U.S. Tax Code”), respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Momentus has not yet undertaken an analysis of whether the Business Combination constitutes an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code.
We are currently involved in a litigation as well as may become involved in future litigations that may materially adversely affect us
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. Refer to “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.
On July 15, 2021, a purported stockholder of SRAC filed a putative class action complaint against SRAC, SRC-NI Holdings, LLC ("Sponsor"), Brian Kabot (SRAC CEO), James Norris (SRAC CFO), Momentus, and the Company's co-founder and former CEO, Mikhail Kokorich, in the United States District Court for the Central District of California, in a case captioned Jensen v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05744 (the "Jensen class action"). The complaint alleges that the defendants omitted certain material information in their public statements and disclosures regarding the Business Combination described in Note 1 in the accompany consolidated financial statements (the “Proposed Transaction”), in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021.
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
On November 12, 2021, Lead Plaintiff Hartmut Haenisch filed an Amended Consolidated Class Action Complaint (the “Amended Complaint”) against SRAC, Sponsor, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Momentus, Mikhail Kokorich, Dawn Harms, and Fred Kennedy. Ms. Harms and Mr. Kennedy, and others, were added as defendants in the Amended Complaint. The Amended Complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. On February 14, 2022, Momentus filed a motion to dismiss the Amended Complaint. Momentus disputes the allegations in the Amended Complaint and intends to vigorously defend the litigation.
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
Momentus’ management team has limited experience managing a public company and several members have been with Momentus for less than 12 months.
Most of the members of Momentus’ management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, several members of Momentus’ management team were recently hired, its Chief Executive Officer John Rood, Chief Legal Officer, Paul Ney, and its Chief Financial Officer, Jikun Kim. Momentus’ management team may not successfully or efficiently manage their new roles and responsibilities and may not be fully integrated as a team due to their short tenure with the company. In addition, Momentus’ transition to being a public company subjects it to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents, together with obligations under the NSA, will require significant attention from Momentus’ senior management and could divert their attention away from the day-to-day management of Momentus’ business, which could adversely affect Momentus’ business, financial condition, and operating results.
We may pursue “moonshot” opportunities which may never come to fruition and instead cause a material adverse effect on our business.

In addition to the current space economy, we anticipate there could be additional “moonshot” market opportunities, including those relating to in-space data processing and in-space mining. There are considerable scientific, technological, financial, commercial, and other risks, challenges, costs and requirements of successfully executing on any business plan associated with any “moonshot” opportunities, and there is no assurance we will ever be able to realize any of the benefits from pursuing any such opportunities. Such pursuits could have the detrimental effect of diverting our management’s time and attention and our resources from our core business operations and have a material adverse effect on our business, financial condition and operating results.
Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business and vehicle launch schedules.
The occurrence of one or more natural disasters such as fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events where our facilities or the launch facilities our transport partners use are located, or where our third-party suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities, the launch facilities we use or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for launches to occur as planned, resulting in additional expense to reschedule, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession or depression in the United States or abroad, such as the current business disruption and related financial impact resulting from the global COVID-19 health crisis. To the extent these events also impact one or more of our suppliers or result in the closure of any of their facilities or our facilities, we may be unable to maintain launch schedules or fulfill our other contracts.
Regulatory Risks
We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
We are required to comply with U.S. export control laws and regulations, including the ITAR administered by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) and the EAR administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) maintain a registration under the ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our space transport business. Violations of applicable export control laws and related regulations could result in criminal and administrative penalties, including fines, possible denial of export privileges, and debarment, which could have a material adverse impact on our business, including our ability to enter into contracts or subcontracts for U.S. government customers. U.S. export licenses are required to transfer or make accessible certain of the Company’s products, software and technical information to its non-U.S. employees (“deemed exports”).
On September 6, 2019, the Company notified the Office of Export Enforcement (the “OEE”) of BIS via an Initial Notice of Voluntary Disclosure that it was possible that various unauthorized deemed exports of EAR-controlled technology to employees of the Company may have occurred. The Company completed a full audit of its trade compliance program at the time and identified several violations which related to the apparently unintentional and unauthorized disclosure of certain limited export-controlled data to non-U.S. employees of the Company. Additional compliance protocols were implemented as part of an internal corrective action process. This disclosure was closed by BIS pursuant to a Warning Letter dated April 20, 2020. While this incident did not result in any monetary or non-monetary penalties, if we are found to be in violation of export control laws and regulations in the future, we could face civil and criminal liabilities, monetary and non-monetary penalties, the loss of export or import privileges, debarment and/or reputational harm.
On May 5, 2021, the Company notified OEE via an Initial Notice of Voluntary Disclosure that a Momentus employee may have inadvertently exported an email containing EAR-controlled technology to a German firm engaged in certain design work without required export authorization. The Company submitted the Germany-related final report to BIS on October 28, 2021. It is possible that, as a result of this matter, the Company may be found to be in violation of export control laws and regulations and we may face civil or criminal liabilities, monetary and non-monetary penalties, the loss of export privileges, debarment and/or reputational harm.
On June 11, 2021, the Company notified OEE via an Initial Notice of Voluntary Disclosure that Momentus may have inadvertently exported various EAR-controlled hardware to Poland, Singapore, Norway, and Italy without required export authorization. The Company received an extension to submit the final report of the events to OEE as required and is currently investigating this incident. It is possible that, as a result of this matter, the Company may be found to be in violation of export control laws and regulations and we may face civil or criminal liabilities, monetary and non-monetary penalties, the loss of export privileges, debarment and/or reputational harm.
The inability to secure and maintain necessary export authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. For example, if we were unable to obtain or maintain our licenses to export certain spacecraft hardware, we would be effectively prohibited from launching our vehicles from certain non-U.S. locations, which would limit the number of launch providers we could use. In addition, if we were unable to obtain a Technical Assistance Agreement from the DDTC to export certain launch-related services, we would experience difficulties or even be unable to perform integration activities necessary to safely integrate our transfer vehicles to non-U.S. launch vehicles. In both cases, these restrictions could lead to higher launch costs, which may have a material adverse impact on our results of operations. Similarly, if we were unable to secure effective export licensure to authorize the full scope of activity with a foreign partner or supplier, we may be required to make design changes to spacecraft or updates to our supplier chain, which may result in increased costs to us or delays in vehicle launches.
Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. There is no inherent right to perform an export and given the significant discretion the government has in adjudicating such authorizations in furtherance of U.S. national security and foreign policy interests and given the Company’s two voluntary disclosures pending before OEE, there can be no assurance we will be successful in our current and future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.
In addition, U.S. export control laws continue to change. For example, the control lists under the ITAR and the EAR are periodically updated to reclassify specific types of export-controlled technology. For example, any changes to the jurisdictional assignment of controlled data or hardware used by Momentus could result in the need for different export authorizations, each then subject to a subsequent approval. Similarly, should exceptions or exemptions under the EAR or the ITAR, respectively, be changed, Momentus’ activities otherwise authorized via these mechanisms may become unavailable and could result in the need for additional export authorizations. Additionally, changes to the administrative implementation of export control laws at the agency level may suddenly change as a result of geo-political events, which could result in existing or proposed export authorization applications being viewed in unpredictable ways, or potentially rejected, as a result of the changed agency level protocol.
Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.
We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our space transport operations, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.
Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirement under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay or the denial, suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches and the operation of our space transport system in the United States require licenses and permits from the FCC and review by other agencies of the U.S. government, including the FAA, the DoD and NASA.

License or operational approval can include an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. The recent FAA denial of Vigoride-1 payload review unrelated to a launch license was the result of national security concerns related to foreign ownership and control that arose during an interagency review. Future denials of similar licenses or operational approvals may occur and could have a material adverse effect on our operations, sales, profitability, cash flows and overall financial condition. In addition, failure of Momentus, its officers, or its former chief executive officer, Mikhail Kokorich, to comply with governmental orders or agreements may expose Momentus and its officers to liability or penalties. Moreover, as discussed under “Business — Regulatory — National Security Agreement,” failure by Momentus to comply with certain requirements under the NSA could subject Momentus to liquidated damages payable to the U.S. Government in the amount of $100,000 per day, up to an aggregate amount of $1,000,000 per breach.
Regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. For example, the FCC has an open notice of proposed rulemaking relating to mitigation of orbital debris, which could affect us and our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorizations. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not.
While Momentus currently has a contract with the U.S. Government, our customers and suppliers could be materially impacted by disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows, and otherwise adversely affect our financial condition.
Any disruptions in federal government operations could have a material adverse effect on our revenues, operational delays, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations for Momentus, its customers and suppliers, particularly those pertaining to our business, could have a material adverse effect on our revenues, operational delays, earnings, and cash flows. Continued uncertainty related to recent and future government shutdowns, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations.
Changes in U.S. government policy regarding use of commercial data or space infrastructure / mission providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our customers, suppliers, Momentus revenues, operational delays, earnings and cash flow and our ability to achieve our growth objectives.
Current U.S. government policy enables the U.S. government’s use of commercial data and space infrastructure / mission providers to support U.S. national security objectives. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial data and space infrastructure / mission providers to meet U.S. government service and space infrastructure/mission needs, or any material delay or cancellation of planned U.S. government programs could materially adversely affect our revenue and our ability to achieve our growth objectives.
Contracts with the U.S. government subject us to risks including early termination, audits, investigations, sanctions and penalties.
While we may derive limited revenue from an existing contract with NASA, we may enter into additional contracts with the U.S. government in the future, and this subjects a larger part of our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
•specialized disclosure and accounting requirements unique to government contracts;
•financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
•public disclosures of certain contract and company information; and
•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.
Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.
Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.
We collect, store, process, and use personal information and other customer data, including medical information, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. For example, in January 2020, the California Consumer Privacy Act (“CCPA”) took effect, which provides new operational requirements for companies doing business in California. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties. On November 3, 2020, voters passed the California Privacy Rights Act, which builds upon the CCPA and expands consumer privacy rights to more closely align with the European Union’s General Data Protection Regulation (the “GDPR”) discussed below.
We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the European e-Privacy Regulation, which is currently in draft form. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the European Economic Area (the “EEA”) and elsewhere may increase our compliance costs and legal liability.
We are also subject to additional privacy rules, many of which, such as the GDPR and national laws supplementing the GDPR, such as in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The law requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the EEA. The law also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for certain actions, and the GDPR also imposes additional conditions in order to satisfy such consent, such as bundled consents.
A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.
Risks Related to Ownership of Class A Common Stock
An active trading market for Class A common stock may never develop or be sustained, which may make it difficult to sell the shares of Class A common stock you receive.
The price of our Class A common stock may fluctuate significantly due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. An active trading market for our Class A common stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for stockholders to sell their shares of Class A common stock at an attractive price (or at all). The market price of our Class A common stock may decline below stockholders’ deemed purchase price, and they may not be able to sell their shares of Class A common stock at or above that price (or at all). Additionally, if our Class A common stock is delisted from Nasdaq for any reason, and is quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our Class A common stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Stockholders may be unable to sell Class A common stock unless a market can be established or sustained.
The market price of our Class A common stock and warrants may be volatile, which could cause the value of your investment to decline.
If an active market for our Class A common stock and warrants develops and continues, the trading price of our Class A common stock and warrants could be volatile and subject to wide fluctuations. The trading price of our Class A common stock and warrants depends on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Any of the factors listed below could have a material adverse effect on investment in our Class A common stock and warrants, and our Class A common stock and warrants may trade at prices significantly below the price paid for them. In such circumstances, the trading price of our Class A common stock and warrants may not recover and may experience a further decline.
Factors affecting the trading price of our Class A common stock and warrants may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•speculation in the press or investment community;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•publications of research reports by securities analysts about us, our competitors, or the space industry;
•changes in laws and regulations affecting our business;

•our ability to comply with the terms of the NSA and any related compliance measures instituted by the Security Director;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of Class A common stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of Class A common stock by directors, officers or significant stockholders or the perception that such sales could occur;
•general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), epidemics, currency fluctuations and acts of war or terrorism; and
•other risk factors listed under this “Risk Factors” section.
The issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to our employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
Future sales of shares by Company officers, directors and other insiders may adversely affect the market price of our Class A common stock.
Sales of shares of our Class A common stock by Company officers, directors and other insiders, regardless of the actual reason for such sales, may be perceived negatively by the market, which could adversely affect the market price of our Class A common stock and make it more difficult for stockholders to sell their Class A common stock at a favorable time and price.
Future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our Class A common stock.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult to sell Class A common stock at a favorable time and price. As of the Business Combination, on August 12, 2021, there were approximately 79,772,262 shares of Class A common stock outstanding, and Momentus stockholders, the Sponsor, its affiliate SRAC Partners and the PIPE Investors collectively owned approximately 19.50% of the outstanding shares of Class A common stock, of which approximately 6.97% of the outstanding shares of Class A common stock was held by the Sponsor and its affiliate SRAC Partners.
The Sponsor and SRAC’s executive officers and directors entered into a letter agreement with SRAC, pursuant to which they agreed not to transfer, assign or sell (except to certain permitted transferees) (a) any founder shares until six months after the Closing or earlier if subsequent to the Business Combination, (i) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination (which clause (a) has been amended by an agreement between the Sponsor, SRAC Partners and SRAC) or (ii) we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of the Class A common stock for cash, securities or other property and (b) any private placement units, private placement shares or private placement warrants (or shares of Class A common stock upon exercise thereof) until 30 days after the completion of the Business Combination. See the section titled “Certain Relationships and Related Transactions — Lockup Agreements.”
Following the expiration of such lock-ups, Sponsor will not be restricted from selling the shares of Class A common stock that it beneficially owns, other than by applicable securities laws. Additionally, neither certain Momentus stockholders nor the PIPE Investors are restricted from selling any of their shares of Class A common stock, other than by applicable securities laws. Sales of substantial amounts of Class A common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of Class A common stock and make it difficult for us to raise funds through securities offerings in the future.
The Sponsor and certain holders of Class A common stock (including SRAC Partners and Prime Movers Lab Fund I, L.P and its affiliates), in each case who received Class A common stock pursuant to the Merger Agreement and the transactions contemplated thereby entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) in respect of the shares of Class A common stock issued to Sponsor and such stockholders in connection with the transactions set forth above. Pursuant to the Registration Rights Agreement, such holders and their permitted transferees are entitled to certain customary registration rights, including, among other things, demand, shelf and piggy-back rights, subject to cut-back provisions. Pursuant to the Registration Rights Agreement, the Sponsor and SRAC Partners have agreed not to sell, transfer, pledge or otherwise dispose of shares of Class A common stock or other securities exercisable therefor for certain time periods specified therein.
We do not plan to declare any dividends in the foreseeable future.
We have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of the board of directors. The board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders and such other factors as the board of directors may deem relevant.
In addition, the terms of any future indebtedness would likely contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restricting or limiting our ability to pay cash dividends. Accordingly, we may not pay any dividends on our Class A common stock in the foreseeable future.
If securities and industry analysts do not publish or cease publishing research or reports, or publish inaccurate or unfavorable research or reports, about our business or our market, our stock price and trading volume could decline.
The trading market for our Class A common stock and warrants will depend, in part, on the research and reports that securities and industry analysts publish about us, our business and our market. Securities and industry analysts do not currently, and may never, publish research on us. If securities and industry analysts do not commence coverage of us, our stock price and trading volume would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock, publish inaccurate or unfavorable research about our business or our market, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of the Class A common stock.
Certain provisions of our amended and restated charter, as well as our amended and restated bylaws may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. These provisions provide for, among other things:
•a classified board of directors whose members serve staggered three-year terms;
•the authorization of “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A common stock;
•a limitation on the ability of, and providing indemnification to, our directors and officers;
•a requirement that special meetings of our stockholders can be called only by our board of directors acting by a written resolution by a majority of the directors then in office), the Chairperson of the board of directors, our Chief Executive Officer or our Lead Independent Director;
•a requirement of advance notice of stockholder proposals for business to be conducted at meetings stockholders and for nominations of candidates for election to the board of directors;
•a requirement that our directors may be removed only for cause and by a two-thirds (2/3) vote of the stockholders; provided that the removal of the Security Director would also require the approval of the CFIUS Monitoring Agencies;

•a prohibition on stockholder action by written consent;
•a requirement that vacancies on our board of directors may be filled only by a majority of directors then in office or by a sole remaining director (subject to limited exceptions), even though less than a quorum; and
•a requirement of the approval of the board of directors or the holders of at least two-thirds of our outstanding shares of capital stock to amend our bylaws and certain provisions of our charter.
In addition, we have not opted out of the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
These provisions may frustrate or prevent any attempts by stockholders to replace or remove the Company’s management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of our management. In addition, institutional stockholder representative groups, stockholder activists and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional stockholder representative groups, but we will make decisions based on what our board and management believe to be in the best long-term interests of the Company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our board members if they disagree with our positions.
These and other provisions in our charter and bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of Class A common stock and result in the market price of Class A common stock being lower than it would be without these provisions.
Our amended and restated charter provides that a state or federal court located within the state of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our amended and restated charter provides, to the fullest extent permitted by law, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on behalf of the Company;
•any action or proceeding asserting a claim of breach of a fiduciary duty owed by or any wrongdoing by any current or former director, officer, employee or agent of the Company or any stockholder to the Company or to stockholders;
•any action or proceeding asserting a claim against us or any current or former director, officer or other employee or any stockholder in such stockholder’s capacity as such arising out of or pursuant to any provision of the DGCL, our amended and restated charter or our amended and restated bylaws (as each may be amended from time to time);
•any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated charter and/or our amended and restated bylaws (including any right, obligation or remedy thereunder);
•any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; or
•any action or proceeding asserting a claim governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.
This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Our amended and restated charter further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder.

Our amended and restated charter also provides that a state or federal court located within the state of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with the Company or our directors, officers, employees, or stockholders. If any other court of competent jurisdiction were to find either exclusive-forum provision in our amended and restated charter to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our business, financial condition and results of operations. In addition, although the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection clause.
General Risks
Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition and operating results.
We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate U.S. and international laws and regulations. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
Labor-related matters, including labor disputes, may adversely affect our operations.
Momentus relies on its employees in the day to day operations of its business. Actual or threatened labor disputes may disrupt our operations and adversely affect our ability to operate as a business. Such labor disputes and disruptions may result in the loss of market share to competitors and/or have a negative impact on the Company’s brand and corporate image.
In addition, Momentus has experienced shortages of qualified labor in the past and may experience them in the future. Any shortages of qualified labor may have a material adverse effect on Momentus’ business, prospects, financial condition and operating results.
Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to business acquisitions, revenue recognition, restructuring costs, recoverability of assets including customer receivables, contingencies, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Momentus leases its office space, which consists of a primary facility located in 3901 North First St., San Jose, CA 95134, and smaller facilities in Santa Clara, CA. Our primary facility lease expires in February 2028. We believe our current office space is sufficient to meet its needs until the expiration of this lease. These leases are utilized by Momentus’ single reporting segment.
Item 3. Legal Proceedings
From time to time, we may be subject to various claims, lawsuits, and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. However, we do not consider any such claims, lawsuits, or proceedings currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.
CFIUS review
On January 21, 2021, Momentus became aware of correspondence from the DoD stating Momentus posed a risk to national security as a result of the foreign ownership and control of Momentus by Mikhail Kokorich and Lev Khasis and their associated entities, as well as concerns regarding disclosures relating to such matters made by Stable Road in its SEC filings in connection with the Business Combination. We also learned that an office of the DoD had requested that appropriate governmental agencies conduct national security reviews, and that until these reviews had been conducted and national security risks effectively mitigated to the satisfaction of the DoD, this DoD office would continue to recommend that the DoD place an indefinite hold on all Momentus’ relationships with the DoD, including, where appropriate, DoD contractors and service providers.
After we became aware of this request, in an effort to expedite the resolution of these concerns, on January 23, 2021, Mikhail Kokorich resigned as Momentus’ Chief Executive Officer and Dawn Harms, formerly Momentus’ Chief Revenue Officer, was appointed as Interim Chief Executive Officer. In addition, Momentus undertook several important actions in an effort to further accelerate the resolution of these concerns. In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from Stable Road, submitted a joint notice to CFIUS for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control. On June 8, 2021, CFIUS’ review of the joint notice relating to historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control concluded when the Company entered into a National Security Agreement with Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis), and the U.S. government, represented by the U.S. Departments of Defense and the Treasury (the “NSA”). In accordance with the NSA, on June 8, 2021, Mr. Kokorich, Nortrone Finance S.A., Lev Khasis and his wife Olga Khasis, and Brainyspace LLC fully divested all the shares of Momentus securities beneficially owned by them by selling the securities back to Momentus. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. As a subsequent event, the remaining proceeds were released from escrow to the divested investors, see Note 15 in the accompanying consolidated financial statements. The NSA also establishes various requirements and restrictions on Momentus in order to protect national security, certain of which may materially and adversely affect our operating results due to uncertainty associated with and the cost of compliance with security measures, and limitations on our control over certain U.S. facilities, contracts, personnel, vendor selection and operations. For more information about the NSA, please see the section titled “Business — Regulatory — National Security Agreement.”
SEC Settlement
On July 13, 2021, the SEC announced charges against SRAC, Momentus, and Momentus’ founder and former CEO, Mikhail Kokorich, for misleading claims about Momentus’ technology and about the U.S. government’s national security concerns about Mr. Kokorich. The SEC’s settled order finds that Momentus and Mr. Kokorich knowingly or recklessly made misrepresentations of material fact and misleading omissions in violation of antifraud provisions of U.S. federal securities laws, and that SRAC negligently made misrepresentations of material fact and misleading omissions in violation of antifraud provisions of U.S. federal securities laws, as well as related reporting and proxy solicitation provisions. The SEC also announced charges against SRC-NI Holdings, LLC (the "Sponsor") and Brian Kabot, finding that Mr. Kabot negligently violated provisions of U.S. federal securities laws related to proxy solicitations and that Mr. Kabot and the Sponsor caused SRAC’s violation of negligence-based antifraud provisions of the federal securities laws. The SEC’s litigation is proceeding against Mr. Kokorich, against whom the SEC filed a complaint in the U.S. District Court for the District of Columbia. All parties except for Mr. Kokorich have settled with the SEC.
According to the SEC’s settled order, Momentus and Mr. Kokorich misled SRAC investors, including PIPE Investors, in two respects. First, “Momentus and SRAC both claimed that in 2019, Momentus had ‘successfully tested’ in space its key technology, a microwave electro-thermal (“MET”) water plasma thruster, that Momentus claimed was designed to move a satellite into custom orbit after launch. In fact, that 2019 test failed to meet Momentus’s own public and internal pre-launch criteria for success, and was conducted on a prototype that was not designed to generate commercially significant amounts of thrust.” Second, the order finds that Momentus and Mr. Kokorich also misrepresented the extent to which national security concerns involving Mr. Kokorich undermined Momentus’ ability to secure required governmental licenses essential to its operations. In addition, the order finds that SRAC repeated Momentus’ misleading statements in public filings associated with the Business Combination and failed its due diligence obligations to investors. According to the order, while SRAC claimed to have conducted extensive due diligence of Momentus, it never reviewed the results of Momentus’ in-space test or received sufficient documents relevant to assessing the national security risks posed by Mr. Kokorich. The order finds that Mr. Kabot participated in SRAC’s inadequate due diligence and in filing its inaccurate registration statements and proxy solicitations. The SEC’s complaint against Mr. Kokorich includes factual allegations that are consistent with the findings in the order.
Without admitting or denying the SEC’s findings, Momentus, SRAC, Mr. Kabot, and the Sponsor consented to an order requiring them to cease and desist from future violations. Momentus and SRAC agreed to pay $8 million in civil penalties (including $7 million for Momentus and $1 million for SRAC), of which $5.0 million is outstanding and due in the third quarter of 2022. Momentus also agreed to undertakings requiring enhancements to its disclosure controls, including the creation of an independent board committee and retention of an internal compliance consultant for a period of two years. For a detailed description of the facts involved in the Settlement Agreement and discussed in the SEC’s order, including the specific misrepresentations of material fact and misleading omissions found by the SEC, but neither admitted nor denied by Momentus, SRAC, the Sponsor, or Mr. Kabot, about Momentus’s technology and the U.S. government’s national security concerns, see “Legal Proceedings — SEC Settlement.”
Putative Class Action Lawsuit
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
On November 12, 2021, Lead Plaintiff Hartmut Haenisch filed an Amended Consolidated Class Action Complaint (the “Amended Complaint”) against SRAC, Sponsor, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Momentus, Mikhail Kokorich, Dawn Harms, and Fred Kennedy. Ms. Harms and Mr. Kennedy, and others, were added as defendants in the Amended Complaint. The Amended Complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. On February 14, 2022, Momentus filed a motion to dismiss the Amended Complaint. Momentus disputes the allegations in the Amended Complaint and intends to vigorously defend the litigation.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
Market Information
On August 13, 2021, the Company's common stock and public warrants began trading on the Nasdaq Global Market (“the Nasdaq”). Our Class A common stock is traded on the Nasdaq under the symbol "MNTS", and public warrants to purchase our common stock are traded on the Nasdaq under the symbol "MNTSW".
As of February 1, 2022, there were 111 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category[1]	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights[2]	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights[3]	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders[4,5]	6,820,417	$0.27	9,728,185
1 - As of December 31, 2021, there were no equity compensation plans not approved by stockholders under which equity securities of the Company were authorized for issuance.
2 - This number includes shares subject to outstanding awards granted, of which 4,056,349 shares are subject to outstanding options and 2,764,068 shares are subject to outstanding RSUs
3 - The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock or restricted stock units, which have no exercise price
4 - The Momentus Inc. 2021 Equity Incentive Plan contains an “evergreen” provision pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the plan increases on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (A) three percent (3.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board.
5 - The Momentus Inc. 2021 Employee Stock Purchase Plan contains an “evergreen” provision pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the plan increases on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (A) half a percent (0.5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (B) 1,595,445 shares.

Dividend Policy
We have no current plans to pay cash dividends on our common stock.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities of the Company during the three months ended December 31, 2021.
Unregistered Equity Securities
During the year ended December 31, 2021, we issued 52,503 shares of common stock as compensation to former employees of Momentus Space, LLC. The issuances of such shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) or the rules and regulations promulgated there under, including Rule 701.

Item 6. Selected Consolidated Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to Momentus.
The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis should also be read together with our financial information for the year ended and as of December 31, 2021. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” section above and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
Overview
Momentus plans to offer transportation and infrastructure services to help enable the commercialization of space. Satellite operators are our principal customers and target customers. Services that we plan to provide include “last mile” satellite transportation, payload-hosting, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings. We believe our planned service offerings will increase deployment options for satellite operators and lower their operating costs relative to traditional approaches while also minimizing environmental impact given our choice of water as a propellant.
Our transportation service offering will focus on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we plan to create a hub-and-spoke transportation network in partnership with leading launch service providers, such as SpaceX. Under this model, our customers’ satellites would “ride share” from Earth to space on a midsized or large rocket. Our OTVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe our hub-and-spoke model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond “last mile” transportation.
Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology, and have signed contracts for approximately $67 million in backlog (potential revenue), as of January 31, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 24 companies. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. Refer to “Risk Factors — We may not be able to convert our orders in backlog into revenue.”
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
Our services are made possible by the space industry’s rapid technological developments over the past two decades, driven predominantly by significant decreases in launch costs, as well as the advent of smaller, lower-cost satellites. This convergence of trends has resulted in substantial growth in the commercial space market, rooted in higher accessibility for companies entering the new space economy that aim to offer communication, earth observation and data collection services, and other satellite services

We anticipate there could be considerable growth over the coming years in the space transportation segment as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. We anticipate that the need for small satellite transportation to LEO will continue to drive overall demand growth for space transportation services in the short-term as technology advancements continue to make space more accessible to new market entrants, although new applications beyond LEO are also emerging. We also believe that over the next decade, new space-based businesses may emerge, for example the generation of solar energy in space, space manufacturing or space data processing. The advent of these new business models could substantially increase demand for space transportation and other space infrastructure services.
Beyond transportation, we anticipate that growth of the satellite constellations market may drive demand for our Hosted Payload, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings, if we are successful in executing on our business plan, including fully developing and validating our technology in space. Satellite constellations have relatively low lifespans and, in our view, will require maintenance, de-orbiting, and other general servicing with higher frequency.
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance the development of our vehicles, build corporate infrastructure and enhance our sales and marketing functions.
The technology underlying our anticipated service offerings is still in the process of being developed, and has not been fully tested or validated in space. Our ability to execute on our business plan is dependent on the successful development and commercialization of the technologies described in this annual report. Although we believe our water plasma propulsion technology will be a key differentiator of our product offerings, we have to date only conducted one test of this technology in space. Although we believe our test unit generated plasma in space and validated the theoretical basis of our technology, we have yet to experimentally confirm the unit’s ability to generate thrust in space, which is crucial to our ability to conduct actual spacecraft maneuvers in orbit. Until we can accomplish this, the technology will remain in the experimental stages. Moreover, even if the unit generates thrust, there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Our statements and beliefs about the viability of our technology are primarily based on theoretical analyses and experimentally observed results during ground testing and our single test of this technology in space. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all. This Annual Report on Form 10-K describes Momentus’ current business plans for continuing to develop its technology and marketing and commercializing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles. Refer to “Risk Factors — A key component of our business model is the delivery of satellites using our vehicles from low earth orbit to other orbits. The technology for this maneuver is still in the development stage...”
Services Overview
When our technology is fully developed and validated in the future, we currently plan to provide the following infrastructure services to the space economy:
Space Transportation. We are designing a space transportation service based on a hub-and-spoke model, which combines ride share launch on a medium or large rocket with last-mile delivery using one of our OTVs. Under this model, our customers will deliver their payload to us a few months prior to launch for integration onto our vehicle. Once we have integrated our customers’ payloads, we will then ship our vehicle, holding the customer payload fixture, to the launch site, where it will be integrated onto the rocket. The rocket will then transport our vehicle to the drop-off orbit. After separation from the rocket, our vehicle will transport our customers’ payloads to their chosen final orbit.
We are designing our water plasma thrusters to enable our vehicle to efficiently transport each customer payload to its respective orbit. We believe our hub-and-spoke model has the potential to expand our customers’ deployment options relative to what they could achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle.
Initially, after delivering our customer payloads to their final orbits, our vehicles will de-orbit. However, our plan is to develop the capability for our vehicles to be reusable, such that, upon delivery of the payload, they will be capable of remaining in space to conduct additional missions.

Hosted Payload. We are designing our transfer vehicles for modularity and ease of integration with customer payloads, and with a full suite of capabilities that our customers will need on orbit. Under our Hosted Payload model, our vehicle, after transporting a customer payload to a specific orbit, would stay connected to the payload for the duration of its mission to provide continuous power, orbit maintenance, orientation, and communications to support telemetry, commanding, and downlinking of payload data. Our objective is to offer a higher degree of modularity which we believe has the potential to significantly increase orbital accessibility and/or lower manufacturing costs for a wide range of satellite operators.
In-Orbit Servicing. We view in-orbit servicing of satellites as a quickly growing business opportunity. As the number of satellites in space increases, so does their need to be serviced. We plan to design Momentus’ future reusable vehicles to be capable of performing in-orbit servicing and are pursuing development activities that support this objective. Although we are still in very preliminary stages for developing this technology, our aim is to equip future vehicles with robotic arms and an ability to maneuver in close proximity to other spacecraft and dock or berth with them. Once fully developed, we believe these capabilities could allow us to offer a suite of different in-orbit services, such as inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting.

Factors Affecting Our Performance
We believe that our performance and future success depend to a substantial extent on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section titled “Risk Factors” in this Annual Report on Form 10-K.
In-Space Transport and Service Vehicles and Related Technology Development
Our primary research and development objectives focus on the development of our existing and future in-space transfer and service vehicles and related water plasma propulsion technology.
Vigoride is the first vehicle that Momentus is developing. Once fully developed, tested and validated in space, we expect Vigoride will be sufficient to meet our initial operating plan of offering in-space transportation in LEO to small satellites. Vigoride is intended to transport up to 750 kg of customer payload in LEO, although our payload capacity will likely be lower in most common configurations. We have set the delta-v and host power objectives for Vigoride at 2 km/sec and 1 kW, respectively, which we believe we can achieve a few years into our product roadmap. We have entered into a launch services agreement with SpaceX that secures space for Vigoride on a launch vehicle that SpaceX currently targets operating in June 2022. This would represent the inaugural launch of a complete Momentus vehicle into space and would allow us to further validate Vigoride’s capabilities. While securing space on the manifest is an important step, our plan to launch in June remains subject to the receipt of licenses and other government approvals, and successful completion of our current efforts to get the system ready for flight.
Beyond our planned June launch, we are planning to fly Vigoride again in the second half of 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight.
Early Vigoride vehicles will not be reusable, meaning that we will de-orbit them following delivery of their customer payloads. However, around the middle of this decade, we plan to make our vehicles capable of reuse such that, upon delivery of their payloads, they will be able to remain in space to conduct follow-on missions. Establishing reusable vehicles will require significant additional research and technological developments. We believe our choice of water as a propellant will help with the creation of reusable vehicles because water can be stored without special conditions, other than ensuring lines and tanks do not freeze or become obstructed with ice, for an indefinite amount of time and pumped easily. Additionally, water is safe and non-hazardous relative to commonly used propellants such as cryogenic components and hypergolic toxic fuels for chemical propulsion, or highly pressurized noble gases (such as xenon or krypton) for electrical propulsion. We believe that if we are able to achieve reusability, it will allow us to lower manufacturing and launch costs on a per-ride basis and achieve higher margins and returns for our investors while also reducing our environmental impact.
Beyond Vigoride, we envision bringing two progressively larger vehicles to market, which we call Ardoride and Fervoride. These vehicles will be similar to our Vigoride vehicle, but with larger structures, larger solar arrays, and more powerful propulsion systems in order to carry progressively larger payloads progressively further from Earth

The successful development of our vehicles with water plasma propulsion technology involves uncertainties, including:
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
A change in the outcome of any of these variables could delay the development of our vehicles which in turn could impact our business and results of operations. Refer to “Risk Factors.”
Initial and Successive Launches
Our water plasma propulsion technology (that we are developing) is based on the use of microwave electrothermal or “MET,” thrusters, which we believe could ultimately provide safe, affordable, reliable, and regular in-space services, including Space Transportation, Hosted Payload, and In-Orbit Servicing. To accomplish this, we currently intend to execute on the following strategies:
Launch our commercial program for in-space transportation. We currently plan to fly our Vigoride vehicle on a SpaceX Transporter flight as early as June 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight.
Launch our commercial program for Hosted Payload. If in the future our vehicles are operationalized for their intended in-space transport uses, we plan to develop a modular approach to satellite systems through our hosted payload model. For missions that require significant power for the payload and/or specific orbits, our objective is for Momentus to be able to provide a unique combination of a low-cost service model, in-orbit flexibility, and high electrical power generation.
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
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into at custom orbits. Our planned June launch is intended to be a demonstration mission. While we plan to take a few paying customer payloads along, the primary goals of our inaugural mission are to test

Vigoride on orbit and learn from any issues that we may encounter. The lessons learned from this initial flight will help inform changes we can make to future missions as we seek to ultimately certify a design for production. Depending on the nature of issues we encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our inaugural mission or on any other mission. Any failures or setbacks, particularly on our inaugural mission, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.
Customer Demand
Ahead of our first Vigoride launch, we have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. While we have not recognized any revenue from completed commercial launches through December 31, 2021, we had collected approximately $1.6 million in customer deposits related to future launches. While our standard contracts do not contain refunds or recourse provisions that enable our customers to recover any non-refundable deposits that have been paid, we issued refunds totaling $1.4 million to customers in the twelve months ending December 31, 2021 due to cancelled launches for 2021 in order to foster future business relationships and customer goodwill.
Because our technologies have not yet been fully tested, our service offering to our customers on our inaugural mission will be limited. To reflect this, we expect to provide discounts to customers on this mission relative to the price we intend to eventually charge for our transportation services. During our inaugural mission, we plan to demonstrate Vigoride’s ability to deploy satellites at the point at which it is dropped off by the launch vehicle, rather than independently maneuver customer satellites to custom orbits. Once all customer payloads have been released, we plan to perform certain maneuvers and technology demonstrations to validate our technology and establish the potential commercial viability of our strategy. This approach limits risk for us as well as for our customers.
We have signed contracts for approximately $67 million in backlog (potential revenue), as of January 31, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 24 companies in 15 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. In the year ended December 31, 2021, we recognized $0.3 million of revenue related to customer contracts, cancelled by the customers for convenience, that were not refundable.
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
In May 2020, to strengthen our liquidity position, we received a Paycheck Protection Program loan (“PPP Loan”) in the amount of $1.0 million under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”); however, in September 2020, we repaid the PPP Loan in full.
Notwithstanding the foregoing, the impact of the COVID-19 pandemic on the Company’s business, results of operations and overall financial performance will ultimately depend on future developments, including the duration of the pandemic, possible recurrent outbreaks, the appearance of variants and the effectiveness of vaccines and other mitigation measures against variants, all of which are highly uncertain and cannot be predicted. See “Risk Factors” for additional discussion of the potential impact of the COVID-19 pandemic on our business.
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
The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, SRAC is treated as the “acquired” company for financial reporting purposes. We are deemed the accounting predecessor of the combined business, and Momentus Inc., as the parent company of the combined business, is the successor SEC registrant, meaning that our consolidated financial statements for previous periods are disclosed in the registrant’s future periodic reports filed with the SEC.
The Business Combination will have a significant impact on our future reported financial position and results as a consequence of the reverse recapitalization. The most significant changes in Momentus’s future reported financial position and results are an increase in cash of $238.4 million, offset by additional transaction costs for the Business Combination. See Note 3 “Reverse Recapitalization” for more information.
As a result of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have begun to incur additional recurring expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.
Term Loan and Security Agreement
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (the “Term Loan”) which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12%. $25.0 million of the Term Loan was immediately available for borrowing by the Company at the inception of the agreement, the Company borrowed this amount on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones needed by the June 30, 2021 deadline. Under the terms of the loan, if certain operating cash ratios are not met, the lender is granted a lien on the Company’s intellectual property while the loan is outstanding. Prior to the Business Combination, the lien was granted and remains in place. The repayment terms of the Term Loan provide for interest-only payments beginning March 1, 2021 through February 28, 2022. The principal amount is due and payable on March 1, 2022, however, as a subsequent event, on January 29, 2022, the Company exercised its option to pay back the Term Loan over 24 months. See Note 15.
In conjunction with the Term Loan, warrants to purchase preferred stock up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The additional 20% of the warrants was forfeited as of June 30, 2021. On August 12, 2021 the lender exercised the warrant; see Note 11 for discussion on the valuation and conversion of the warrants as of December 31, 2021.
In addition, the lender will have certain rights to participate in future private equity offerings (including convertible notes or bridge financings) of Momentus.
SEC Settlement and CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred and expect to incur significant expenses in connection with the implementation of the NSA described below. During 2021 we also incurred significant expenses related to the SEC settlement discussed below. As of December 31, 2021, the Company had incurred legal expenses of approximately $7.5 million related to these matters.

SEC Settlement
On July 13, 2021, the Company agreed to a settlement with the SEC on a “neither admit nor deny” basis, in anticipation of cease-and-desist proceedings relating to certain violations of antifraud provisions of the federal securities laws alleged by the SEC. As a result of the settlement, the Company agreed to a civil penalty of $7.0 million, $2.0 million of which was paid immediately and $5.0 million of which is payable within one year of the settlement order, and outstanding as of December 31, 2021.
CFIUS Review and NSA
In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from Stable Road, submitted a joint notice to CFIUS for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense (“DoD”) regarding Momentus’ foreign ownership and control. On June 8, 2021, the Company entered into a National Security Agreement with Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis), and the U.S. government, represented by the U.S. Departments of Defense and the Treasury (the “NSA”). In accordance with the NSA, Mr. Kokorich, Nortrone Finance S.A., Lev Khasis and his wife Olga Khasis, and Brainyspace LLC divested all the equity interests in Momentus owned or beneficially owned by them by selling such equity interests to the Company on June 8, 2021. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. As a subsequent event, the remaining proceeds were released from escrow to the divested investors, see Note 15 in the accompanying consolidated financial statements. The NSA also establishes various requirements and restrictions on the Company in order to protect national security, certain of which may materially and adversely affect our operating results due to uncertainty associated with and the cost of compliance with security measures, and limitations on our control over certain U.S. facilities, contracts, personnel, vendor selection and operations.
Co-Founder Divestment
On June 8, 2021, former co-founders and shareholders of the Company, Mikhail Kokorich and Lev Khasis, signed a Stock Repurchase Agreement ("SRA") whereby they agreed to divest their interests in the Company in exchange for a cash payment and other considerations. In accordance with the NSA and pursuant to the SRA, effective as of June 8, 2021, Messrs. Kokorich and Khasis sold 100% of their respective equity interests in the Company. The Company paid the Co-Founders $40.0 million for the equity interest purchased. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. As a subsequent event, the remaining proceeds were released from escrow to the divested investors, see Note 15 in the accompanying consolidated financial statements.
The payment came from proceeds of the Business Combination and PIPE Investment and therefore reduce the proceeds available to Momentus to fund its operations and capital expenditures going forward.
As part of the SRA, both Kokorich and Khasis agreed to a broad waiver and release of all claims (broadly defined) against the Company. The Company has maintained that this release is effective as to various advancement or indemnification claims either individual may have against the Company. Both Messrs. Kokorich and Khasis have, through counsel, disagreed with the Company's position. Absent a negotiated resolution, there is a chance that the parties may litigate the matter. The total cumulative potential exposure for the disputes with both Messrs. Kokorich and Khasis is presently unknown but exceeds $1 million. We express no opinion on the probable outcome of these matters.
See “Risk Factors — We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.”
Components of Results of Operations
Service Revenue
We enter into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. From inception to December 31, 2021, we have not yet completed a commercial launch of customer cargo. However, as of December 31, 2021 we have signed contracts with customers and have collected approximately $1.6 million in customer deposits, which are recorded as non-current contract liabilities in our consolidated balance sheets, and are related to performance obligations not expected to be completed for at least one year.
The Company will recognize revenue (along with any other fees that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million during the year ended December 31, 2021.
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
As of December 31, 2021, we have expensed all research and development costs associated with developing and building our vehicles. Once we have achieved technological feasibility and released the design for volume production, we will capitalize the costs to construct any additional components for the vehicles. We expect to continue to see an increase in our research and development expenses as we develop our next generation of vehicles.
Selling, General and Administrative
Selling, general and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, security, sales, marketing, and human resources; depreciation expense and rent relating to facilities, and equipment; professional fees; and other general corporate costs. Headcount-related expenses primarily include salaries, bonuses, equity compensation expense and benefits. As we continue to grow as a company, we expect that our selling, general and administrative costs will increase on an absolute dollar basis.
We also have begun to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC as well as to comply with the NSA.
Interest Income
Interest income consists of interest earned on investment holdings in interest bearing bank accounts.

Interest Expense
Interest expense includes interest incurred related to our loan payables as well as the amortization of warrant discount and debt issuance costs.
Other Income/Expense
Other income/expense primarily relates to the change in the estimated fair value of our SAFE notes and warrants, and non-recurring fees incurred in conjunction with the SAFE and Term Loan financing, SEC settlement cost, and the Business Combination.
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
Comparison of Financial Results for the years ended December 31, 2021 and 2020

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Service revenue	$330	$365	$(35)	(10%)
(Reversal of) Cost of revenue	(135)	368	(503)	N/A
Gross margin	465	(3)	468	N/A
Operating expenses:
Research and development expenses	51,321	22,718	28,603	126%
Selling, general and administrative expenses	48,905	11,945	36,960	309%
Operating loss	(99,761)	(34,666)	(65,095)	188%

Other income (expense):
Decrease (increase) in fair value of SAFE notes	209,291	(267,290)	476,581	Not meaningful
Decrease (increase) in fair value of warrants	37,330	(3,177)	40,507	Not meaningful
Realized loss on disposal of asset	(17)	(482)	465	-96%
Interest income	2	7	(5)	-71%
Interest expense	(14,229)	(470)	(13,759)	2927%
SEC settlement	(7,000)	—	(7,000)	N/A
Other income (expense)	(4,960)	(949)	(4,011)	423%
Income (loss) before income taxes	120,656	(307,026)	427,682	(139%)
Income tax expense	2	1	1	100%
Net income (loss)	$120,654	$(307,027)	427,681	(139%)
Service revenue
The Company recognized $0.3 million and $0.4 million of service revenue in the years ended December 31, 2021 and 2020, respectively, due to cancelled customer contracts, resulting in the forfeiture of the related customer deposits.
(Reversal of) Cost of revenue
The Company recorded $0.4 million of cost of revenue during the year ended December 31, 2020. Half of this amount was for launch costs impaired for cancelled launch at the end of 2020, while the other half was a contingency recorded for free launch slots offered to customer impacted by the cancelled launch. During the year ended December 31, 2021, the Company reversed that contingency as a result of signing amendments and terminations which released the Company from the free slot obligations. The reversal of $(0.2) million was recorded as a reduction in cost of revenue, offset by costs incurred related to one of the cancelled contracts during the period.
Research and development expenses
Research and development expenses increased from $22.7 million to $51.3 million. The increase was primarily due to the impairment of prepaid launch deposits of $9.5 million, which was $8.1 million higher than in the prior year due to the FAA application as discussed in Note 4, and increased costs incurred to develop our vehicles (including prototype and research material inputs, research and development subcontractors) and payroll expenses. Headcount related costs increased by $10.6 million (including $2.2 million increase in non-cash stock-based compensation expense), as we increased our full time research and development employees from 68 to 80, as of December 31, 2020 and 2021, respectively, to support the ramp up of research and development efforts. The ramp up was also supported by increased subcontractor spending of $4.3 million, increased product and material spending of $3.0 million, as well as increased overhead costs of $2.7 million driven by costs associated with our new facility, which we began leasing on January 1, 2021.
Selling, general and administrative expenses
Selling, general and administrative expenses increased from $11.9 million to $48.9 million, driven by legal expenses, stock-based compensation, and increased corporate spending. Legal expenses increased by $10.6 million, primarily related to the SEC settlement and CFIUS review discussed above. During the year ended December 31, 2021, the Company signed an agreement with counsel which reduced the amount due for expenses incurred during the year by $2.6 million, which was recorded as a reduction to legal expenses. Stock-based compensation increased by $13.6 million. These non-cash expenses were driven by equity modifications and newly granted awards, described in Note 11. We incurred higher corporate expenses as we continued to build out our corporate functions in relation to becoming a public company and the anticipated start of commercial operations. Non-stock based compensation headcount related costs increased by $4.3 million as we increased our corporate headcount from 29 to 38 full time employees, as of December 31, 2020 and 2021,respectively. Costs related to non-legal consulting and professional services also increased by $4.8 million driven primarily by security compliance and recruiting expenses.
Decrease (increase) in fair value of SAFE notes
The decrease in the calculated fair value of SAFE notes during the year ended December 31, 2021 compared to 2020 was primarily due to a decrease in the estimated fair value of the Company’s stock during the period, which had a larger fair value impact due to additional SAFE funding received of $30.9 million during 2021. All outstanding SAFE notes were converted to common stock upon completion of the Business Combination (see Note 9). Prior to conversion, our SAFE notes were classified as marked-to-market liabilities pursuant to ASC 480 and gains or losses were recorded as other income or expense.
Decrease (increase) in fair value of warrants
During the year ended December 31, 2021, the calculated fair value of the Company’s warrants, which are accounted for as a derivative liability, decreased primarily due to the decrease in the value of the Company’s common stock, which was a key input into the valuation of the liabilities. This decrease in fair value had a significantly larger impact in 2021 than in 2020 due to the addition of the Term Loan warrant and the private warrants assumed in connection with the Business Combination. The Equipment Loan warrant, which was outstanding as of December 31, 2020, as well as the Term Loan warrant, were exercised and converted to equity in connection with the Business Combination (see Note 11).
Interest income
Interest income was immaterial for the years ended December 31, 2021 and 2020.
Interest expense
Interest expense of $14.2 million for the year ended December 31, 2021 relates to interest incurred the Term Loan entered into in February 2021, and the related debt discount amortization. Interest expense of $0.5 million for the year ended December 31, 2020 relates to interest incurred under an equipment financing agreement to fund the acquisition of specific and eligible equipment (the “Equipment Loan”) entered into in March 2020, and interest expense related to debt discount amortization. Refer to Note 10.

SEC Settlement
SEC settlement expense for the year ended December 31, 2021 relates to a civil penalty of $7.0 million, $2.0 million of which was paid to the SEC immediately and $5.0 million of which is payable within one year of the settlement order, in July 2022.
Other income (expense)
Other expense for the year ended December 31, 2021 was due to $4.8 million of transaction costs allocated to the liability-classified warrant assumed in connection with the Business Combination, and $0.2 million for banking fees related to SAFE financing raised during the period. Other expense in the year ended December 31, 2020 was also due to banking fees related to SAFE financing during 2020.
Income tax expense
Income tax expense was immaterial for the years ended December 31, 2021 and 2020. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net deferred tax assets. The income tax expenses incurred were primarily related to minimum state filing fees in the states where we have operations.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily by issuing equity and debt, including the proceeds of the Business Combination and PIPE investment. As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $160.0 million, which are primarily invested in money market funds.
Historical Cash Flows

	December 31,
(in thousands)	2021	2020
Net cash provided by (used in)
Operating activities	$(86,712)	$(32,534)
Investing activities	(3,090)	(1,601)
Financing activities	226,829	44,654
Net change in cash and cash equivalents	$137,027	$10,519
Operating Activities
Net cash used in operating activities for the year ended December 31, 2021 was $86.7 million, driven primarily by headcount costs, research and development activities, and legal expenses related to the SEC settlement and CFIUS review (refer to Note 12), as well as non-recurring costs related to fundraising and licensing delays. Headcount related payroll costs, excluding non-cash stock-based compensation and accruals, were $21.7 million. Research and development activity expenses, including materials, components, and subcontractor costs were $19.6 million. Legal expenses, as described in Note 12, were $11.4 million, with an additional $2.0 million paid for the SEC settlement. Office overheads, excluding non-cash depreciation, were $4.5 million and selling, general and administrative professional costs were $7.2 million. The remaining operating costs, including insurance and subscriptions, were $3.5 million. The Company also paid $9.5 million for launch costs which were impaired in the period, $4.8 million for issuance costs related to the Business Combination which were allocated to operations, and $2.5 million for interest payments.
Net cash used in operating activities for the year ended December 31, 2020 was $32.5 million, driven primarily by headcount costs, research and development activities, and selling, general, and administrative costs. Headcount related payroll costs, excluding non-cash stock-based compensation and accruals, were $10.1 million. Research and development activity expenses, including materials, components, and subcontractor costs were $12.3 million. Office overheads, excluding non-cash depreciation, were $1.2 million, selling, general and administrative professional costs were $2.4 million, and legal fees were $0.9 million. The remaining operating costs, including insurance and subscriptions, were $1.6 million. The Company also paid $1.0 million in investment banking fees related to SAFE notes issued in 2020, and $0.4 million for interest payments. The remaining cash used in operating activities was $2.6 million invested in net working capital.

Investing Activities
Net cash used in investing activities was $3.1 million and $1.6 million for the years ended December 31, 2021, and 2020, respectively, which primarily consisted of purchases of fixed assets and intangible assets.
Financing Activities
Net cash provided by financing activities was $226.8 million for the year ended December 31, 2021, consisting of proceeds from SAFE notes, borrowing under the Term Loan, and the Business Combination and PIPE.
Net cash provided by financing activities was $44.7 million for the year ended December 31, 2020, primarily consisting of proceeds from the issuance of SAFE notes.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance the development of our vehicles, expand our manufacturing footprint, and build corporate infrastructure.
Specifically, our operating expenses will increase as we:
•pursue further research and development related to developing our next generation vehicles;
•enhance and scale our sales and marketing function;
•scale up our manufacturing capabilities increasing facility footprint, purchasing additional manufacturing equipment;
•scale up our corporate infrastructure, people, processes and systems;
•seek regulatory approvals for changes or updates to our vehicles;
•hire additional key and supporting personnel, and incentivize/retain workforce with equity compensation
•implement measures required under the NSA and seek to comply with the NSA’s requirements;
•Implement measure required under the SEC settlement and seek to comply with SEC settlement requirements
•maintain, expand and protect our intellectual property portfolio; and
•comply with public company reporting requirements
We expect that our current cash and cash equivalents and our projected gross profit (revenue less cost of revenue), will enable us to fund operating expenses, research and development expenses and capital expenditures over the next 12 months. Additionally, we believe that the payments in the form of non-refundable deposits we receive from our customers prior to launch will provide sufficient funding and liquidity to support costs incurred related to that mission.
We have based these estimates on assumptions that may prove to be inaccurate, and we could utilize our available capital resources sooner than we expect. For example, the research and development, volume production, launch and in orbit operation of our vehicles have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Refer to related risks and uncertainties in “Risk Factors.”
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

Commitments and Contingencies
We are a party to operating leases primarily for facilities (e.g., office buildings, warehouses and spaceport) under non-cancellable operating leases which commit us to future lease payments of $10.1 million. These leases expire at various dates through 2028. Refer to Note 7.
We have $25.0 million of principal outstanding and $0.5 million of related future minimum interest payments under the Term Loan as of December 31, 2021. Refer to Note 10. As a subsequent event, on January 29, 2022, the Company exercised its option to pay back the Term Loan over 24 months, which resulted in higher expected future interest payments but did not impact the future minimum interest payments. Refer to Note 15.
We enter into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of December 31, 2021, the Company’s future unconditional purchase obligations are $21.5 million. Refer to Note 12.
Per the SEC settlement, we are obligated to pay the remaining civil penalty of $5.0 million one year after the settlement, in July 2022. Refer to Note 12.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
Revenue Recognition
We enter into short-term contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. From inception to December 31, 2021, we have not completed a commercial launch of customer cargo and as a result, have not recognized revenue related to performance obligations to date. However, as of December 31, 2021 we have signed contracts with customers and have collected approximately $1.6 million in customer deposits, which are recorded as non-current contract liabilities in our consolidated balance sheet and will be recognized as revenue (along with any other fess that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract.
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
Our contracts are cancellable for convenience by the customer and typically do not contain variable consideration. However, the full transaction price is collected in advance of the scheduled launch and all fees that are paid are non-refundable (and are not limited to deposits), regardless if the contract is cancelled by the customer or in the event a performance obligation is not satisfied by us. While the Company’s standard contracts do not contain refund or recourse provisions, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021, we issued customer refunds of approximately $1.4 million during the year ended December 31, 2021.
Our services are considered a single performance obligation, to transport the customers’ payload to a specified orbit in space. We recognize revenue at a point in time when control is transferred, which is considered to be upon the release of the customers’ payload into its specified orbit. We will calculate the weight distribution of each transfer vehicle at the customer level, and we will estimate the delivery date for each customer’s payload based on the relative weight of payloads released to determine the point in time to recognize revenue for each payload release.
In periods in which we recognize revenue, we will disclose the amounts of revenue recognized that was included as a contract liability balance at the beginning of the reporting period in accordance with ASC 606-10-50-8(b).
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 12 of our consolidated financial statements within this Annual Report on Form 10-K.
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
We are required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the “more likely than not” threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations under adoption.
Please refer to Note 2 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $160.0 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There was no material foreign currency transactions for the years ended December 31, 2021 and 2020. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Momentus, Inc.
San Jose, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Momentus Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2019.

/s/ ArmaninoLLP
San Jose, California
March 8, 2022

MOMENTUS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$160,036	$23,005
Restricted cash, current	197	100
Prepaids and other current assets	9,431	4,508
Total current assets	169,664	27,613
Property, machinery and equipment, net	4,829	2,321
Intangible assets, net	349	305
Operating right-of-use assets	7,604	316
Deferred offering costs	—	2,610
Restricted cash, non-current	314	415
Other non-current assets	3,065	2,740
Total assets	$185,825	$36,320

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,911	$1,863
Accrued expenses	9,785	3,064
Loan payable, current	20,907	—
Contract liabilities, current	—	1,914
Operating lease liabilities, current	1,189	254
Other current liabilities	5,075	220
Total current liabilities	38,867	7,314
Contract liabilities, non-current	1,554	711
Warrant liability	5,749	3,206
SAFE notes	—	314,440
Operating lease liabilities, non-current	7,284	72
Other non-current liabilities	483	49
Total non-current liabilities	15,070	318,478
Total liabilities	53,937	325,792

Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 250,000,000 shares authorized and 81,211,781 issued and outstanding as of December 31, 2021; 142,804,498 shares authorized and 62,510,690 issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	340,570	39,866
Accumulated deficit	(208,683)	(329,338)
Total stockholders’ equity (deficit)	131,888	(289,472)
Total liabilities and stockholders’ equity	$185,825	$36,320
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2021	2020
Service revenue	$330	$365
(Reversal of) Cost of revenue	(135)	368
Gross margin	465	(3)
Operating expenses:
Research and development expenses	51,321	22,718
Selling, general and administrative expenses	48,905	11,945
Total operating expenses	100,226	34,663
Loss from operations	(99,761)	(34,666)

Other income (expense):
Decrease (increase) in fair value of SAFE notes	209,291	(267,290)
Decrease (increase) in fair value of warrants	37,330	(3,177)
Realized loss on disposal of asset	(17)	(482)
Interest income	2	7
Interest expense	(14,229)	(470)
SEC settlement	(7,000)	—
Other income (expense)	(4,960)	(949)
Total other income (expense)	220,417	(272,361)
Income (loss) before income taxes	120,656	(307,026)
Income tax provision	2	1
Net income ( loss)	$120,654	$(307,027)
Net income ( loss) per share, basic	$1.85	$(4.90)
Net income ( loss) per share, fully diluted	$1.70	$(4.90)
Weighted average shares outstanding, basic	65,177,873	62,643,121
Weighted average shares outstanding, fully diluted	70,918,777	62,643,121
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Treasury Stock		Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	144,875,941	—	20,000,000	—	15,493,658	—	80,000,000	—	—	—	—	$—	$37,004	$(22,307)	$14,697
Retroactive application of recapitalization	(144,875,941)	—	(20,000,000)	—	(15,493,658)	—	(80,000,000)	—	—	—	64,244,007	1	—	$—	$—
Balance, December 31, 2019, as adjusted	—	$—	—	$—	—	$—	—	$—	—	$—	64,244,007	$1	$37,004	$(22,307)	$14,697
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	734,099	—	91	—	91
Stock-based compensation – Stock options and RSAs	—	—	—	—	—	—	—	—	—	—	—	—	2,771	—	2,771
Stock contribution from co-founder	—	—	—	—	—	—	—	—	—	—	(2,467,416)	—	—	—	—
ASC 842 lease accounting adoption	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(307,027)	(307,027)
Balance, December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	62,510,690	$1	$39,866	$(329,338)	$(289,472)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,510,467	—	336	—	336
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	—	—	433,188	—	—	—	—
Stock-based compensation - Stock options, RSAs, RSUs	—	—	—	—	—	—	—	—	—	—	—	—	18,382	—	18,382
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	—	—	—	—	—	—	—	—	(35,185)	—	(151)	—	(151)
Share repurchase	—	—	—	—	—	—	—	—	—	—	(25,601,730)	—	(40,000)	—	(40,000)
Shares issued upon exercise and conversion of Warrant	—	—	—	—	—	—	—	—	—	—	638,125	—	6,999	—	6,999
Shares issued upon conversion of SAFE Notes	—	—	—	—	—	—	—	—	—	—	12,403,469	—	136,001	—	136,001
Issuance of common stock and warrants, in connection with PIPE	—	—	—	—	—	—	—	—	—	—	11,000,000	—	75,114	—	75,114
Issuance of common stock and warrants, net of issuance costs, upon Business Combination	—	—	—	—	—	—	—	—	—	—	18,352,757	—	104,022	—	104,022
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	120,654	120,654
Balance, December 31, 2021	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	81,211,781	$1	$340,570	$(208,683)	$131,888
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$120,654	$(307,027)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,092	590
Amortization of debt discount and issuance costs	11,729	116
(Decrease) increase in fair value of warrants	(37,330)	3,177
(Decrease) increase in fair value of SAFE notes	(209,291)	267,290
Impairment of prepaid launch costs	9,450	1,500
Loss on disposal of fixed and intangible assets	17	482
Stock-based compensation expense	18,452	2,771
Changes in operating assets and liabilities:
Prepaids and other current assets	(14,373)	(3,616)
Other non-current assets	(325)	(760)
Accounts payable	1,562	(997)
Accrued expenses	7,042	1,813
Other current liabilities	4,810	211
Contract liabilities	(1,071)	1,916
Lease liabilities and right-of-use assets	859	—
Other non-current liabilities	11	—
Net cash used in operating activities	(86,712)	(32,534)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(2,972)	(1,502)
Purchases of intangible assets	(118)	(99)
Net cash used in investing activities	(3,090)	(1,601)

Cash flows from financing activities:
Proceeds from issuance of SAFE notes	30,853	44,650
Proceeds from issuance of loan payable	25,000	2,458
Proceeds from exercise of stock options	336	91
Payment for repurchase of Section 16 Officer common shares for tax coverage exchange	(151)	—
Payment of notes payable	(1,500)	(2,507)
Payment of debt issuance costs	(144)	(37)
Payment of warrant issuance costs	(31)	(1)
Payment for repurchase of common shares	(40,000)	—
Proceeds from issuance of common shares in PIPE	110,000	—
Payments of issuances costs related to PIPE	(4,416)	—
Proceeds from issuance of common stock upon Business Combination	128,167	—
Payments for issuance costs related to Business Combination	(21,285)	—
Net cash provided by financing activities	226,829	44,654

Increase in cash, cash equivalents and restricted cash	137,027	10,519
Cash, cash equivalents and restricted cash, beginning of period	23,520	13,002
Cash, cash equivalents and restricted cash, end of period	$160,547	$23,520

Supplemental disclosure of non-cash investing and financing activities
Fair value of common stock issued upon conversion of SAFE notes	$136,001	$—
Fair value of common stock issued upon conversion of warrants	$6,999	$—
Reclassification of deferred offering costs to APIC	$2,610	$—
Deferred offering costs in accounts payable and accrued expenses at period end	$—	$506
Fair value of warrants assumed upon Business Combination	$31,225	$—
Operating lease right-of-use assets in exchange for lease obligations	$8,501	$—

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1	$1
Cash paid for interest	$2,500	$353
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Background and Business Combination
On August 12, 2021 (the “Closing Date”), the Company consummated a merger pursuant to a certain agreement and plan of merger, dated October 7, 2020, and as amended on March 5, 2021, April 6, 2021, and June 29, 2021 (the “Merger Agreement”), by and among Stable Road Acquisition Corp (“SRAC”), Project Marvel First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of SRAC (“First Merger Sub”), and Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of SRAC (“Second Merger Sub”), pursuant to which First Merger Sub merged with and into Momentus Inc., a Delaware corporation (“Legacy Momentus”) with Legacy Momentus as the surviving corporation of the First Merger Sub, and immediately following which Legacy Momentus merged with and into the Second Merger Sub, with the Second Merger Sub as the surviving entity (the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from Stable Road Acquisition Corp. to Momentus Inc., and Legacy Momentus changed its name to Momentus Space, LLC.
The Business Combination was accounted for as a reverse recapitalization under ASC Topic 805, Business Combinations ("ASC 805") in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, SRAC, who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Momentus is treated as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of a capital transaction in which Legacy Momentus issued stock for the net assets of SRAC, with no goodwill or other intangible assets recorded, and Legacy Momentus’ financial statements became those of the Company. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. See Note 3 for more information.
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
On October 7, 2020 and July 15, 2021, SRAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 11,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $110.0 million (the “PIPE Investment”). The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Class A common stock at $11.50 per share. The warrants were recorded as a derivative liability under ASC 815, Derivatives

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
and Hedging and the warrant liability was initially valued at $30.5 million. See Note 11 for more information. The PIPE Investment was consummated concurrently with the closing of the Business Combination.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”)’s “Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, SRAC is treated as the acquired company and Momentus Inc. is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Momentus Inc. was determined to be the accounting acquirer as Momentus Inc.'s stockholders prior to the Business Combination had the greatest voting interest in the combined entity, Momentus Inc. comprises all of the ongoing operations, and Momentus Inc.'s senior management directs operations of the combined entity.
Accordingly, for accounting purposes, the consolidated financial statements of the Combined Company represent a continuation of the financial statements of Momentus with the acquisition being treated as the equivalent of Momentus issuing stock for the net assets of SRAC, accompanied by a recapitalization. The net assets of SRAC are recorded at fair value, which is equal to historical cost, with no goodwill or other intangible assets recorded.
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
In connection with the Business Combination, outstanding shares of Momentus were converted into common stock of the Company, par value $0.00001 per share, representing a recapitalization. Momentus is deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of Momentus. The shares and corresponding capital amounts and net income (loss) per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.
Reclassifications
During the fourth quarter of 2021, we modified the presentation of cash flows related to the Business Combination. The presented impact of the issuance costs allocated to expense (described in Note 3), was moved into the issuance costs line. Additionally the presentation of capitalized issuance costs which were paid during the two quarters prior to the Business Combination was updated to present those expenditures within cash flows from financing activities, rather than cash flows from operations.
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. None of the reclassifications have changed the total assets, liabilities, stockholders’ deficit, income, expenses or net losses previously reported.
Principles of consolidation
The consolidated financial statements include the financial statements of all the subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)

circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based awards, SAFE notes and warrant liabilities.
Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024, and the Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased.
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions for two purposes. $0.4 million is restricted as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020. A portion of this restricted cash ($0.1 million) is classified as a current asset as it will be returned to the Company one year following the completion of the Business Combination with SRAC, while the remaining $0.3 million is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond at least one year from December 31, 2021. $0.1 million is restricted for expenditures related to the National Security Agreement (the “NSA”) See Note 12.
Deferred Fulfillment and Prepaid Launch Costs
We prepay for certain launch costs to third party providers that will carry the transport vehicle to orbit. Prepaid costs allocated to the delivery of a customers’ payload are classified as deferred fulfillment costs and recognized as cost of revenue upon delivery of the customers’ payload. Prepaid costs allocated to our payload are classified as prepaid launch costs and are amortized to research and development expense upon the release of our payload. The allocation is determined based on the distribution between customer and out payload weight on each launch.
As of December 31, 2021, and December 31, 2020, the Company had $3.0 million and $4.7 million, respectively, of deferred fulfillment and prepaid launch costs in the accompanying consolidated balance sheets. On May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments would be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)

providers, the Company recorded an impairment of $8.7 million of current prepaid launch costs during the year ended December 31, 2021, in addition to an unrelated impairment of $0.8 million. See Note 4 for more information about the potential recovery of a portion of the impaired launch costs.
Property, Machinery and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of fixed assets by asset category are described below:

Fixed Assets	Estimated Useful Life
Computer equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term (one to seven years)
Machinery and equipment	Seven years
Costs of maintenance or repairs that do not extend the lives of the respective assets are charged to expenses as incurred.
Intangible Assets, net
Intangible assets consist of patents and cloud computing implementation costs (in accordance with ASU 2018-15) and are reported at cost less accumulated amortization and accumulated impairment loss, if any. Amortization is recognized on a straight-line basis over 10 years for patents, and 3 years for cloud computing implementation costs, which is the estimated useful lives of the intangible assets.
Deferred Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Company’s Business Combination. Upon completion of the Business Combination, all deferred offering costs were netted with proceeds from the Business Combination, with costs relating to the issuance of equity recorded as a reduction of additional paid in capital, while all costs related to the liability classified warrants were charged to expense. See Note 3 for more information.
Loss Contingencies
We estimate loss contingencies in accordance with ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 12.
Revenue Recognition
The Company enters into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. From inception to December 31, 2021, the Company has not completed a commercial launch of customer cargo and as a result, has not recognized revenue to date for launch services. However, as of December 31, 2021 and December 31, 2020, the Company had collected $1.6 million and $2.6 million, respectively, in customer deposits related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as current and non-current contract liabilities in the Company’s consolidated balance sheets. Included in the collected amount as of December 31, 2021 are $1.6 million of non-current deposits. The Company’s first launch with customers is currently anticipated to occur as early as June 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. While a portion of the deposit balance relates to performance obligations that may be satisfied over the next twelve months, the Company will classify customer deposits as non-current until the inaugural launch date is reasonably assured.

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)

The Company will recognize revenue (along with any other fees that have been paid) upon the earlier of the satisfaction of the Company’s performance obligation or when the customer cancels the contract. For the year ended December 31, 2021, the Company recognized revenue related to customer cancelled contracts of $0.3 million, which were previously recorded as a contract liability. The Company also recorded $(0.1) million as a reduction of cost of revenue which represents the reversal of a contingency recorded during the prior year for loss contracts, partially offset by costs incurred related to one of the cancelled contracts. During the year ended December 31, 2021, in conjunction with the isolated refunds described below, the Company signed amendments with those customers considered in the contingency, such that the services will no longer be free of charge.
While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million during the year ended December 31, 2021.
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
•Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly, and
•Level 3, unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs on December 31, 2021 and December 31, 2020.
The Company’s SAFE note liabilities, prior to conversion, were marked-to-market liabilities pursuant to ASC 480 and are classified within Level 3 of the fair value hierarchy as the Company is using a backsolve method within the Black Scholes Option Pricing model, which allowed the Company to solve for the implied value of the business based on the terms of the SAFE investments. Significant unobservable inputs included volatility and expected term. Volatility is based upon on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the SAFE investments. The expected term was based on the anticipated time until the SAFE investments would have a conversion event. Upon conversion, the SAFE notes were valued based on the closing price of Company’s common stock on the Closing Date.
The Company’s warrants are recorded as a derivative liability pursuant to ASC 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model. Significant unobservable inputs include stock price, volatility and expected term. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants. The expected term was based on the maturity of the warrant, which is five years. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants. Upon conversion of the Legacy Momentus private warrants immediately prior to the business combination, the key valuation input was the closing price of Company’s common stock on the Closing Date, as the expected term and volatility were immaterial to the pricing model.

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)

The Company’s performance awards under the equity incentive plans are recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The performance awards are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes (see Note 11). There were no transfers between levels of input during the years ended December 31, 2021 and 2020.
The additions, equity conversions, and change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Level	Fair value as of December 31, 2020	Issuances	Assumed through Business Combination	Change in fair value	Converted to equity	Fair value as of December 31, 2021
SAFE notes	3	$314,440	$30,853	$—	$(209,291)	$(136,001)	$—
Warrant liability	3	3,206	15,647	31,225	(37,330)	(6,999)	5,749
Liability-classified performance awards	3	—	70	—	—	—	70
Total		$317,646	$46,570	$31,225	$(246,621)	$(143,000)	$5,819
Key assumptions for the Black-Scholes model used to determine the fair value of warrants outstanding as of December 31, 2021 were as follows:

Warrant term (years)	4.61
Volatility	45.00%
Risk-free rate	1.20%
Dividend yield	0.00%
Warrant Liability
The Company’s private warrants and stock purchase warrants (discussed in Note 11) are recorded as derivative liabilities pursuant to ASC 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model to calculate fair value. Significant unobservable inputs, prior to the Company’s stock being publicly listed, included stock price, volatility and expected term. At the end of each reporting period, changes in fair value during the period are recognized as a components of other income (expense), net within the consolidated statements of operations. The Company will continue to adjust the warrant liabilities for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.
The warrants issued by Momentus Inc. prior to the Business Combination were exercised in connection with the Business Combination and as a result, the Company performed a fair value measurement of those warrants on the Closing Date and recorded the change in the instruments’ fair values prior to converting them to equity. The warrants assumed by the Company as a result of the Business Combination remain outstanding.
SAFE Notes
The Company issued Simple Agreement for Future Equity (“SAFE”) notes to investors during the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, which were converted to shares of common stock in connection with the Business Combination. Prior to conversion, the Company determined that the SAFE notes were not a legal form of debt (i.e., no creditors’ rights). The SAFE notes included a provision allowing for the investors to receive a portion of the proceeds upon a change of control equal to the greater of their investment amount or the amount payable based upon a number of shares of common stock equal to the investment amount divided by the liquidity price, the occurrence of which is outside the control of the Company. This provision required that the SAFE notes be classified as marked-to-market liabilities pursuant to ASC 480. See Note 9 for more information.
Basic and Diluted Income (Loss) Per Share

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)

Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per share is computed by dividing losses by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares and SAFE notes if their effect is anti-dilutive. The table below details the excluded potential common shares where their effect is anti-dilutive for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Options outstanding under Legacy Plans	—	7,243,909
Options outstanding outside of stock incentive plans	—	134,586
RSUs outstanding under the 2021 Plan	3,029,991	—
Common stock warrants	19,897,500	499,534
SAFE notes outstanding (shares not reserved)	—	13,909,900
Total	22,927,491	21,787,929
Impairment of Long-lived Assets
The Company evaluates the carrying value of long lived assets on an annual basis, or more frequently whenever circumstances indicate a long lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the years ended December 31, 2021 and 2020 there were immaterial impairments of long-lived assets. See Note 5 and Note 6.
Stock-based Compensation
The Company has a stock incentive plan under which equity awards are granted to employees, directors, and consultants. All stock-based payments are recognized in the consolidated financial statements based on their respective grant date fair values.
Restricted stock unit fair value is based on our closing stock price on the day of the grant. Stock option fair value is determined using the Black Scholes Merton option pricing model. The model requires management to make a number of assumptions, including expected volatility of the Company’s stock, expected life of the option, risk-free interest rate, and expected dividends. Employee Stock Purchase Plan (“ESPP”) compensation fair value is also determined using the Black Scholes Merton option pricing model, using a six month expected term to conform with the six month ESPP offering period.
The fair value of equity awards are expensed over the related service period which is typically the vesting period, and expense is only recognized for awards that are expected to vest. The Company accounts for forfeitures as they occur.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include activities to develop existing and future technologies for the Company’s vehicles. Research and development activities include basic research, applied research, design, development, and related test program activities. Costs incurred for developing our vehicles primarily include equipment, material, and labor hours (both internal and subcontractors).
Once the Company has achieved technological feasibility, the Company will capitalize the costs to construct any additional components of the vehicle systems.
Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities related to an executory contractual arrangement are deferred and capitalized. These advance payments are recognized as an expense as the related goods are delivered or services performed. When the related goods are no longer expected to be delivered or services rendered, the capitalized advance payment should be charged to expense.

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)

Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through February 2028. The Company determines if an arrangement contains a lease at inception based on whether there is an identified property, plant or equipment and whether the Company controls the use of the identified asset throughout the period of use.
The Company adopted the Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) on January 1, 2020. The Company elected the package of practical expedients for transition under which the Company did not reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company elected the hindsight practical expedient for transition under which conclusions around lease term and impairment will not be reassessed.
Operating leases are included in the accompanying consolidated balance sheets. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease and are included in current and non-current liabilities. Operating lease ROU assets and lease liabilities are recognized at the lease inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term.
The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company elected the practical expedient such that it does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less of all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term.
Income Taxes
The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.
In the event that management changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the “more likely than not” threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)

Concentrations of Risk
Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents in banks that management believes are creditworthy, however deposits may exceed federally insured limits.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we are not organized around specific services or geographic regions. We currently operate in one service line providing in-space transportation services.
Our chief operating decision maker uses condensed financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
Recently Issued Accounting Standards
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity classified written call options (for example, warrants) that remain equity classified after modification or exchange. The provisions of ASU 2021-04 are effective for annual reporting periods beginning after December 15, 2021, and interim reporting periods within those annual periods, with early adoption permitted. The ASU is applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is evaluating this new standard, but does not expect it to have a material impact on the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is evaluating this new standard, but does not expect it to have a material impact on the Company's consolidated financial statements or disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU was subsequently amended by ASU No. 2018-19, ASU No. 2019-05 and ASU No. 2019-10. The guidance amended reporting requirements for credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. ASU No. 2016-13, as subsequently amended for various technical issues, is effective for public, smaller reporting companies’ fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. If the Company were to lose Smaller Reporting Company (“SRC”) status in 2022, the standard would be effective for the fiscal year beginning after December 15, 2021. The Company is evaluating this new standard, but does not expect it to have a material impact on the Company's consolidated financial statements or disclosures.

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)

Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or results of operations.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the accounting for income taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in income taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. The Company adopted the standard as of January 1, 2020, using the modified retrospective approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification related to agreements entered prior to adoption.
The adoption of the new standard resulted in recognition of operating lease ROU assets and operating lease liabilities of $0.55 million and $0.56 million, respectively, as of January 1, 2020. There was no material cumulative impact of transition to accumulated deficit as of the adoption date. The standard did not materially impact the accompanying statements of operations and had no impact on the accompanying statements of cash flows.
Note 3. Reverse Recapitalization
As discussed in Note 1, "Nature of Operations", on the Closing Date, SRAC completed the acquisition of Momentus Inc. and acquired 100% of Momentus Inc.’s shares and Momentus Inc. received gross proceeds of $238.4 million, which included $110.0 million in proceeds from the PIPE Investment, and $128.4 million in proceeds from issuance of common stock upon the closing of the Business Combination, comprised of $172.5 million of public investment in SRAC reduced by redemptions of $35.6 million and shareholder deficit of $8.5 million.
The Business Combination was accounted for as a reverse recapitalization under ASC 805, with Momentus Inc. as the accounting acquirer and SRAC as the acquired company for accounting purposes. Momentus Inc. was determined to be the accounting acquirer as Momentus Inc.'s stockholders prior to the closing of the Business Combination had the greatest voting interest in the combined entity, Momentus Inc. comprises all of the ongoing operations, and Momentus Inc.'s senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Momentus Inc. and its wholly owned subsidiary. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Momentus Inc.
One-time direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction. Costs of $27.8 million allocated to the issuance of equity were recorded as a reduction in additional paid in capital, while costs of $4.8 million allocated to the liability classified warrants were charged to expense. On the Closing Date, each holder of Momentus Inc. preferred and common stock received approximately 0.2467416 shares of the Company’s Class A common stock, par value $0.00001 per share. See Note 11 for additional details of the Company's stockholders' equity (deficit) prior to and subsequent to the Business Combination.
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

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Reverse Recapitalization (cont.)
Outstanding private warrants of Momentus Inc. common stock were also converted into warrants to purchase shares of the Company’s Class A common stock based on an exchange ratio of 0.2467416.
Each public and private warrant of SRAC that was unexercised at the time of the Business Combination was assumed by the Company and represents the right to purchase one share of the Company’s Class A common stock upon exercise of such warrant. See Note 11 for more information.
Lock-up Agreements
In conjunction with the Closing, certain insider stockholders executed lock-up agreements, pursuant to which such stockholders agree not to transfer any shares of Class A common stock for a period of 6 months after the Closing or, if earlier, the first date the closing price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the Closing.
PIPE Investment
On October 7, 2020 and July 15, 2021, SRAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 11,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $110.0 million (the “PIPE Investment”). The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Class A common stock at $11.50 per share. The warrants were recorded as a derivative liability under ASC 815, Derivatives and Hedging, and the warrant liability was initially valued at $30.5 million. See Note 11 for more information. The PIPE Investment was consummated concurrently with the closing of the Business Combination.
Note 4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Prepaid research and development	$4,870	$1,452
Prepaid launch costs, current	—	2,260
Prepaid insurance and other assets	4,562	796
Total	$9,431	$4,508
As of December 31, 2021 and December 31, 2020, the non-current portion of prepaid launch costs recorded in other non-current assets was $3.0 million and $2.4 million, respectively.
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
As a result of the FAA application denial, on May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments were non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the year ended December 31, 2021, in addition to an unrelated impairment of $0.8 million. During the year ended December 31, 2020, the Company had a similar impairment of

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Prepaids and Other Current Assets (cont.)
$1.5 million of prepaid launch costs related to an abandoned launch, prior to the official FAA application denial in 2021. $0.2 million of the 2020 impairment was allocated to cost of revenue.
On October 12, 2021, the Company began discussions with the same launch service provider about reestablishing a future launch schedule. As a result of the discussion, the Company signed a Launch Services Agreement on October 19, 2021 that reserves space on an upcoming launch, which is targeted for June 2022. While securing space on the manifest is an important step, our plan to launch in June 2022 remains subject to the receipt of licenses and other government approvals, and successful completion of our current efforts to get the system ready for flight. The Company determined that $2.7 million of the impaired deposits were potentially recoverable in connection with the reestablished schedule. The Company did not record any adjustments as a result of the discussions.
Note 5. Property, Machinery and Equipment, net
Property, machinery and equipment, net consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Computer equipment	$178	$178
Furniture and fixtures	206	206
Leasehold improvements	2,693	665
Machinery and equipment	3,332	1,936
Construction in-progress	247	118
Property, machinery and equipment, gross	6,656	3,103
Less: accumulated depreciation	(1,827)	(782)
Property, machinery and equipment, net	$4,829	$2,321
Depreciation expense related to property, machinery and equipment was $1.0 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.
During the year ended December 31, 2020, there was a disposal of $0.5 million related to the abandonment of malfunctioning machinery. There were no disposals of fixed assets during the year ended December 31, 2021.
Note 6. Intangible Assets, net
The Company’s intangible assets consist primarily of costs related to filing patents, as well as immaterial costs associated with cloud computing implementations. As part of the terms of the Term Loan, the Company’s intellectual property is subject to a lien held by the lender while the loan is outstanding. See Note 10.
Intangible assets, net consisted of the following as of December 31, 2021:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Intellectual property & cloud computing implementation costs	$447	$(98)	$349	7.03
Intangible assets, net consisted of the following as of December 31, 2020:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Intellectual Property	$357	$(52)	$305	7.62
Amortization expense related to intangible assets was $0.05 million and $0.03 million for the years ended December 31, 2021 and 2020, respectively.

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Intangible assets, net (cont.)
As of December 31, 2021, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Year ending December 31,	Amount
2022	$57
2023	57
2024	50
2025	43
2026	43
Thereafter	99
Total	$349
During the year ended December 31, 2021 there was $0.02 million of impairments of intangible assets related to the expiration of certain patent applications which were not pursued further. There were no impairments of intangible assets during the year ended December 31, 2020.
Note 7. Leases
The Company leases office space under non-cancellable operating leases with terms expiring from April 2022 through February 2028. The leases require monthly lease payments that are subject to annual increase throughout the lease term.
In January 2021, the Company commenced a lease at a new location in San Jose, California. The lease expires in February 2028. The Company is obligated to pay approximately $11 million over the term of the lease. Prior to December 31, 2021, the Company modified two minor leases to extend access until April 2022 to aid the full transition to the San Jose facility.
The Company adopted ASC 842 as of January 1, 2020, using the modified retrospective approach. Rent expense was $1.7 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
The Company performed evaluations of its contracts and determined that each of its identified leases are classified as operating leases. The components of operating lease expense were as follows:

(in thousands)	Year Ended December 31,
	2021	2020
Operating lease cost	$1,742	$272
Variable lease expense	590	24
Short-term lease expense	19	9
Total lease expense	$2,351	$305
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
The lease right-of-use assets and lease liabilities recognized in the consolidated balance sheets are as follows:

(in thousands)	As of December 31, 2021	As of December 31, 2020
Right-of-use assets in other non-current assets	$7,604	$316

Other current liabilities	$1,189	$254
Other non-current liabilities	7,284	72
Total lease liability	$8,473	$326

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Leases (cont.)

As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2022	$1,634
2023	1,533
2024	1,580
2025	1,627
2026	1,674
Thereafter	2,026
Total lease payments	10,074
Less: Imputed interest	(1,601)
Present value of lease liabilities	$8,473
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Legal and other professional services	$4,121	$268
Compensation expense	3,862	1,371
Research and development projects	1,240	517
Offering costs	—	506
Payroll tax expense	163	328
Other current expense	399	74
Total	$9,785	$3,064
Note 9. SAFE Notes
The Company issued Simple Agreement for Future Equity (“SAFE”) notes to investors. During the year ended December 31, 2021, the Company issued SAFE notes to investors in exchange for aggregate proceeds of $30.9 million. On August 12, 2021, as a result of the Business Combination, all of the Company’s outstanding SAFE notes, representing principal of $78.0 million and a fair value of $136.0 million on the conversion date, converted into 12,403,469 shares of Class A common stock of the combined company.
Prior to conversion, the Company determined that the SAFE notes were not a legal form of debt (i.e., no creditors’ rights). The SAFE notes included a provision allowing for cash redemption upon the occurrence of a change of control, the occurrence of which was outside the control of the Company. The provision required the SAFE notes be classified as marked-to-market liabilities pursuant to ASC 480. As of December 31, 2021 and December 31, 2020, the estimated fair value of the SAFE notes classified as liabilities was zero and $314.4 million, respectively. The income (loss) reported from the decrease (increase) in the estimated fair value of the SAFE notes, including those issued during the period, was $209.3 million and $(267.3) million for the years ended December 31, 2021 and 2020, respectively . These amounts are included in other income (expense).
Note 10. Loan Payable
Term Loan
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (the “Term Loan”) which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12%. $25.0 million of the Term Loan was immediately available for borrowing by the Company at the inception of the agreement, the Company borrowed this amount on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones needed by the June 30, 2021 deadline. Under the terms of the loan, if certain operating cash ratios are not met, the lender is granted a lien on the

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Loan Payable (cont.)
Company’s intellectual property while the loan is outstanding. Prior to the Business Combination, the lien was granted and remains in place. The repayment terms of the Term Loan provide for interest-only payments beginning March 1, 2021 through February 28, 2022. The principal amount is due and payable on March 1, 2022, however, as a subsequent event, on January 29, 2022, the Company exercised its option to pay back the Term Loan over 24 months. See Note 15.
In conjunction with the Term Loan, warrants to purchase preferred stock up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The additional 20% of the warrants was forfeited as of June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815, Derivatives and Hedging, with the offset recorded as a debt discount. On August 12, 2021 the lender exercised the warrant. See Note 11 for discussion on the valuation and conversion of the warrants as of December 31, 2021.
Additionally, the Company incurred debt issuance costs of $0.1 million, which were recorded as a direct deduction from the carrying amount of the Term Loan. The original issuance discount, warrant discount and debt issuance costs are amortized as interest expense using the effective interest rate method through the term of the loan. Interest expense amortization was $11.7 million for the year ended December 31, 2021.
The Company allocated the proceeds from the Term Loan agreement to the note and warrants comprising the financing agreement based on the relative fair value of the individual securities on the February 22, 2021 closing date of the agreements. The discount attributable to the note, an aggregate of $15.8 million, primarily related to the value of the warrant liability with immaterial issuance costs, is amortized using the effective interest method over the one-year term of the note, maturing on March 1, 2022. Because the discount on the note exceeds 63% of its initial face value, and because the discount is amortized over the period from issuance to maturity of one year, the calculated effective interest rate is 126%. However, due to the subsequent event described above, the remaining value of the debt discounts and issuance costs as of December 31, 2021, will be amortized over the new extended term of the loan, impacting the effective interest rate in future periods. See Note 15.
Equipment Loan
In March 2020, the Company entered into an equipment financing agreement to fund the acquisition of specific and eligible equipment (the “Equipment Loan”). The Equipment Loan provided the Company access to borrow up to $4.5 million. Repayment of any amounts issued under the Equipment Loan occurs over 30 months. Interest under the Equipment Loan was fixed at 9.75% . The Company was also obligated to pay a final amount equivalent to 5% of the loan, and the final amount was expensed as interest expense over the term of the Equipment Loan using the effective interest rate. The borrowings were collateralized by all of the equipment financed by the lender. On March 9, 2020, the Company borrowed $1.5 million under the Equipment Loan. The borrowings included an original issuance discount of $0.05 million. Pursuant to the terms of the Equipment Loan, the first six months of payments were interest only and monthly payments, including principal and interest of $0.06 million, began September 1, 2020 and were scheduled to end September 1, 2023.
In conjunction with the Equipment Loan, a stock purchase warrant was also issued to the lender, which allows for the purchase of Series A Preferred Stock or Preferred Stock in a subsequent round of financing in an amount of $0.2 million. Under the stock purchase warrant agreement, the lender is also provided the right to invest up to an additional $0.3 million in the Company’s equity or convertible debt issued in future offerings. The lender exercised this right with the SAFE notes issued in February 2021. The lender exercised the stock purchase warrant on August 12, 2021. The warrant’s original estimated fair value of $0.03 million was recorded as a derivative liability under ASC 815, Derivatives and Hedging, with the offset recorded as a debt discount. See Note 11 for discussion on the valuation and conversion of the warrants as of December 31, 2021.
Additionally, the Company incurred debt issuance costs related to the Equipment Loan of $0.04 million, which were recorded as a direct deduction from the carrying amount of the Equipment Loan. The original issuance discount, warrant discount and debt issuance costs were being amortized as interest expense using the effective interest rate method through the term of the loan. Interest expense amortization was $0.12 million for the year ended December 31, 2020. In December 2020, all of the outstanding principal and accrued interest of $1.5 million under

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Loan Payable (cont.)
the Equipment Loan was paid off and the Equipment Loan facility was terminated. The unamortized original issuance discount, warrant discount and debt issuance cost of $0.07 million was fully expensed in December 2020.
Promissory Notes
On June 29, 2021, the Company and SRAC amended the Merger Agreement which, among other things, provided for the issuance by the Company of two second lien notes (“Promissory Notes”). The notes, in the amount of $1,500,000 each, were held by the Company’s outside counsel and SRAC, and were for certain legal fees and expenses incurred by SRAC and the Company in relation to the Merger Agreement. As a result of the Business Combination, the amount due to SRAC became an intercompany transaction which was eliminated from the combined entity’s consolidated balance sheets. During the year ended December 31, 2021, the Company signed an agreement with its outside counsel and made a payment which settled the Promissory Note as well as all outstanding payables. The agreement resulted in a reduction of $2.6 million in the amount due for expenses incurred during the year, which was recorded as a reduction to legal expenses.
PPP Loan
In May 2020, the Company received a Paycheck Protection Program loan (“PPP Loan”) in the amount of $1.0 million. The loan was issued under the Coronavirus Aid, Relief, and Econo24mic Security Act (“CARES Act”). In September 2020, the Company repaid the PPP Loan in full.
The Company’s total loan payable consists of the following at December 31, 2021:

(in thousands)	December 31, 2021
Gross Term Loan	$25,000
Less: Unamortized debt discount and issuance costs	(4,093)
Net notes payable, (all current)	$20,907
There are no principal payments due on the Term loan until March 1, 2022 when the entire loan is due and payable. However, as a subsequent event, on January 29, 2022, the Company exercised its option to pay back the Term Loan over 24 months. See Note 15.
Note 11. Stockholders’ Equity (Deficit) and Stock-based Compensation
Common Stock and Preferred Stock
On August 13, 2021, The Company’s common stock began trading on the Nasdaq under the symbol “MNTS”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available a total of 270,000,000 shares of stock, consisting of (i) 250,000,000 shares of Class A common stock, par value $0.00001 per share (“Class A common stock”), and (ii) 20,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). As of December 31, 2021, the Company had 81,211,781 shares of Class A common stock issued and outstanding. There were no shares of Preferred Stock outstanding as of December 31, 2021.
At the Closing, the Company had 79,772,262 shares of common stock outstanding and no shares of Preferred Stock outstanding. The following summarizes the Company’s common stock outstanding immediately after the Business Combination:

	Shares	%
Momentus Space, LLC unit holders	50,419,505	63.20%
Public stockholders	13,695,257	17.17%
SRAC and its affiliates	4,657,500	5.84%
PIPE investors	11,000,000	13.79%
Total	79,772,262	100%

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity (Deficit) and Stock-based Compensation (cont.)
Co-Founder Divestment and Share Repurchase
In accordance with the NSA and pursuant to certain Repurchase Agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “Co-Founders”) sold, back to the Company, 100% of their respective equity interests in the Company. The Company paid the Co-Founders $40.0 million for the equity interest purchased. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. As a subsequent event, the remaining proceeds were released from escrow to the divested investors, see Note 15. The Company recorded the consideration paid as a reduction of common stock and additional paid in capital.
Stock Purchase Warrants
In February 2021, the Company entered into a term loan (the “Term Loan”) to provide the Company up to $40.0 million of borrowing capacity, of which $25.0 million was borrowed. In conjunction with the Term Loan, warrants up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The remaining 20% of the warrants were forfeited on June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815, Derivatives and Hedging, with the offset recorded as a debt discount. The Company recorded the decrease in the estimated fair value of the warrant of $(10.7) million for the year ended December 31, 2021, within other income (expense) in the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination. The loan remains outstanding as of December 31, 2021.
In March 2020, the Company entered into the Equipment Loan to fund the acquisition of specific and eligible equipment. The financing agreement provided the Company up to $4.5 million of borrowing capacity, of which $1.5 million was borrowed (see Note 10). In conjunction with the equipment financing agreement, the Company issued stock purchase warrants to the lender, which allowed for the purchase of 191,108 shares of common stock in a subsequent round of financing. These warrants were also accounted for as a derivative liability and the decrease in the estimated fair value of the warrant of $(1.1) million for the year ended December 31, 2021 was recorded within other income (expense) in the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination.
Public and Private Warrants
As of December 31, 2021, the Company had public and private warrants outstanding to purchase 8,625,000 and 11,272,500 of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $11.50 per share, subject to adjustment, at any time commencing on August 12, 2021. The public and private warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation. Additionally, the Company has private warrants outstanding to purchase 308,569 shares of Class A common stock, with an exercise price of $0.20 per share, unrelated to the Business Combination.
The private warrants assumed in connection with the Business Combination were accounted for as a derivative liability and the change in estimated fair value of the warrants of $(25.5) million for the year ended December 31, 2021 was recorded within other income (expense) in the accompanying consolidated income statements. The public warrants and the legacy outstanding private warrants were recorded as equity in the accompany consolidated balance sheets.
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

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity (Deficit) and Stock-based Compensation (cont.)
In February and March 2020, the Board approved an amendment and restatement to the New 2018 Stock Plan (the “Amended and Restated 2018 Stock Plan”). No additional grants have been made since 2020 and no new grants will be made from the Amended and Restated 2018 Stock Plan, however, the options issued and outstanding under the plan continue to be governed by the terms of the Amended and Restated 2018 Stock Plan. As of December 31, 2021, the legacy plans had 5,254,222 shares available for grant. Forfeitures from the legacy plans become available under the 2021 Equity Incentive Plan, described below.
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 5,982,922 shares of common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four-year period. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lessor of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board. As of December 31, 2021 only RSU grants have been made under the 2021 Plan and there were 2,878,514 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 1,595,445 shares of common stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of common stock at a discount as permitted under the Internal Revenue Code. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lessor of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase (ii) 1,595,445 shares. The 2021 ESPP Plan became effective immediately following the Closing. As of December 31, 2021, no shares have been issued under the 2021 Plan. The Company has an outstanding liability pertaining to the ESPP of $0.1 million as of December 31, 2021, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period.
Options and Restricted Stock Award Activity
The following table sets forth the summary of options and RSA activity, under the Legacy Stock Plans, for the year ended December 31, 2021. RSAs were an immaterial portion of activity for the period:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	7,422,995	$0.20	8.49	$130,564
Vested exercised	(1,535,804)			$17,487
Forfeitures	(1,830,842)
Outstanding as of December 31, 2021	4,056,349	$0.27	7.34	$15,825
Exercisable as of December 31, 2021	2,649,701	$0.26	7.20	$10,379
Vested and expected to vest as of December 31, 2021	4,056,349	$0.27	7.34	$15,825
The intrinsic value of options exercisable as of December 31, 2021 and 2020 was $10.4 million and $55.6 million, respectively. As of December 31, 2021, there was a total of $0.8 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.77 years.

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity (Deficit) and Stock-based Compensation (cont.)
The assumptions used under the Black-Scholes-Merton option-pricing model and weighted average fair value of options on the grant date are as follows:

	Year Ended December 31,
	2021	2020
Expected term (in years)	N/A	5.03 – 6.23
Risk-free interest rate	N/A	0.27% – 1.36%
Expected volatility	N/A	34.00% – 51.78%
Dividend yield	N/A	0.00%
Fair value on grant date	N/A	$0.32 – $4.70
Restricted Stock Unit Activity
The following table sets forth the summary of RSU activity, under the 2021 Plan, for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value (i.e. share price)
Outstanding as of December 31, 2020	—
Granted	3,260,729	$10.87
Vested	(433,188)	$10.91
Forfeited	(28,288)	$10.91
Outstanding as of December 31, 2021	2,799,253	$10.87
As of December 31, 2021 there was a total of $28.1 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.14 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $11.7 million and a weighted average contractual term of 3.14 years as of December 31, 2021.

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity (Deficit) and Stock-based Compensation (cont.)
Stock-based Compensation
The following table sets forth the stock-based compensation under the Legacy and 2021 Plans by expense type:

	Year Ended December 31,
(in thousands)	2021	2020
Research and development expenses	$2,341	$187
Selling, general and administrative expenses	16,111	2,584
Total	$18,452	$2,771
The following table sets forth the stock-based compensation under the Legacy and 2021 Plans by award type:

	Year Ended December 31,
(in thousands)	2021	2020
Legacy Options & RSAs	$11,271	$2,771
RSUs	7,091	—
ESPP	20	—
Performance Awards	70	—
Total	$18,452	$2,771
Performance Awards
Performance awards under the 2021 Plan are accounted for as liability-classified awards, as the obligations are typically a fixed monetary amount which is settled on a future date in a variable number of shares of the Company’s common stock. The variable number of potentially settled shares is not limited. Performance awards are measured at their fair value based on management’s estimates of potential outcomes of the performance. Outstanding performance awards correspond to 16,746 shares if they were settled on December 31, 2021.
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
On January 25, 2021, in connection with the resignation of the Company’s former Chief Executive Officer (“CEO”), Mikhail Kokorich, the Company modified his outstanding awards, which resulted in the vesting of options for 261,070 shares. The modified option awards have exercise prices ranging from $0.04 to $0.28 per share, an expected term of one year, a risk-free interest rate of 0.10%, an expected volatility of 78% and no expected dividends. This Type III modification resulted in a remeasured fair values ranging from $20.67 to $20.91 per share. The incremental compensation related to the accelerated options totaled $5.4 million.
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan for the years ended December 31, 2021 and 2020.

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity (Deficit) and Stock-based Compensation (cont.)
Income (Loss) Per Share
The following table sets forth the computation of diluted net income (loss) per share:

Diluted Net Income (Loss) Per Share	Year Ended December 31,
(in thousands, except share-based data)	2021	2020
Numerator:
Net income (loss)	$120,654	$(307,027)
Denominator:
Denominator for basic net income (loss) per share -weighted average shares outstanding	65,177,873	62,643,121
Dilutive options outstanding	5,438,952	—
Dilutive warrants outstanding	301,952	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	70,918,777	62,643,121
Net income (loss) per share - diluted	$1.70	$(4.90)
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing undistributed earnings allocated to common stockholders for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding preferred shares, dilutive options and unvested stock units, and warrants outstanding pursuant to the treasury stock method.
For the year ended December 31, 2020 the Company incurred a net loss and as a result excluded certain outstanding options, unvested stock units, and warrants that would have been anti-dilutive, totaling 21,787,929 shares. For the year ended December 31, 2021, the Company had net income but there were 22,927,491 shares attributable to anti-dilutive warrants and unvested stock units in the period, which were excluded (see Note 2).
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of December 31, 2021, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
2022	$10,216
2023	11,300
2024	—
2025	—
2026	—
Thereafter	—
Total	$21,516
Legal Proceedings
Securities Class Actions
On July 15, 2021, a purported stockholder of SRAC filed a putative class action complaint against SRAC, SRC-NI Holdings, LLC ("Sponsor"), Brian Kabot (SRAC CEO), James Norris (SRAC CFO), Momentus, and the Company's co-founder and former CEO, Mikhail Kokorich, in the United States District Court for the Central District of

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
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
On November 12, 2021, Lead Plaintiff Hartmut Haenisch filed an Amended Consolidated Class Action Complaint (the “Amended Complaint”) against SRAC, Sponsor, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Momentus, Mikhail Kokorich, Dawn Harms, and Fred Kennedy. Ms. Harms and Mr. Kennedy, and others, were added as defendants in the Amended Complaint. The Amended Complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. On February 14, 2022, Momentus filed a motion to dismiss the Amended Complaint. Momentus disputes the allegations in the Amended Complaint and intends to vigorously defend the litigation.
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
SEC Settlement and CFIUS Review
On January 24, 2021, the Company received a subpoena from the Division of Enforcement of the U.S. Securities and Exchange Commission ("Division of Enforcement") requesting documents regarding the Registration Statement on Form S-4 and Amendment No. 1 thereto 1 (the "Registration Statement") filed by SRAC in connection with the Business Combination. The Company entered into a settlement with the SEC on July 8, 2021. As a result of the settlement, in accordance with ASC 450, Contingencies, the Company paid a fine of $2.0 million and recorded a liability of $5.0 million in other current liabilities in the accompanying consolidated balance sheets, due one year from the settlement date in July 2022.
In February 2021, the Company and Mr. Kokorich, with support from SRAC, submitted a joint notice to the Committee on Foreign Investment in the United States ("CFIUS") for review of the historical acquisition of interests in the Company by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense regarding the Company’s foreign ownership and control. On June 8, 2021, U.S. Departments of Defense and the Treasury, on behalf of CFIUS, Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis) entered into a National Security Agreement (the "NSA"). In accordance with the NSA, Mr. Kokorich, Nortrone Finance S.A., Lev Khasis and his wife Olga Khasis, and Brainyspace LLC fully divested all the Company’s securities beneficially owned by them by selling the securities back to the Company, with the Company payment in full for such securities on August 26, 2021. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. As a subsequent event, the remaining proceeds were released from escrow to the divested investors, see Note 15. The NSA establishes

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
various requirements and restrictions on the Company to protect national security, certain of which may materially and adversely affect the Company’s operating results due to the cost of compliance, limitations on the Company’s control over certain U.S. facilities, contracts, personnel, vendor selection and operations, and any potential penalties for noncompliance with such requirements and restrictions. The NSA provides for quarterly compliance auditing by an independent auditor. The NSA further provides for liquidated damages up to $1.0 million per breach of the NSA. If the CFIUS monitoring agencies, the U.S. Departments of Defense and Treasury, find noncompliance, the CFIUS monitoring agencies could impose penalties, including liquidated damages.
The Company had incurred legal expenses of approximately $7.5 million during the year ended December 31, 2021 and expects to continue to incur legal expenses related to these matters in the future.
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
Note 13. Income Taxes
The following table presents the components of pre-tax income (loss) for the years ended:

(in thousands)	2021	2020
US	$120,656	$(307,026)
Total	$120,656	$(307,026)
The following are the components of the provision for income taxes for the years ended:

(in thousands)	2021	2020
Current:
State	$2	$1
Income tax provision	$2	$1
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended:

(in thousands)	2021		2020
Tax provision (benefit) at U.S. statutory rate	25,338	21.0%	(64,475)	21.0%
State income taxes, net of federal benefit	(8,446)	(7.0)%	(3,152)	1.0%
Non-deductible expenses	3,426	2.8%	56,588	(18.4)%
Change in value of equity instruments	(51,790)	(42.9)%	—	—%
Deferred adjustments	171	0.1%	(1)	—%
Research and development credits	(1,333)	(1.1)%	(1,070)	0.3%
Uncertain tax positions	336	0.3%	268	(0.1)%
Change in valuation allowance	32,300	26.8%	11,843	(3.9)%
Effective Rate	2	—%	1	—%

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Income Taxes (cont.)
The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Capitalized research and development credits	16,473	567
Start-up and Organization Costs	15,311	4,280
Net operating loss carryforwards	10,350	8,812
Research and development credits	3,758	2,340
Operating lease obligations	2,381	91
Stock-based compensation	1,457	171
Warrants	893	889
Accrued expenses and reserves	$1,070	$504
Property and equipment	586	289
Intangibles	26	14
Total deferred tax assets before valuation allowance	52,305	17,957
Valuation allowance	(50,168)	(17,869)
Total deferred tax assets	$2,137	$88
Deferred Tax Liabilities:
Operating lease right-of-use assets	$(2,137)	$(88)
Other	$—	$—
Total deferred tax liabilities	$(2,137)	$(88)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of a history of taxable losses and uncertainties as to future profitability, the Company recorded a full valuation allowance against its deferred tax assets. The valuation allowance for the years ended December 31, 2021 and 2020 was $(50.2) million and $(17.9) million, respectively.
As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of $38.9 million and $30.9 million, respectively. As of December 31, 2020, the Company had federal and state NOL carryforwards of $23.4 million and $4.0 million, respectively. While the federal NOLs can be carried forward indefinitely, California NOLs begin to expire in the year ending December 31, 2038. As of December 31, 2021, the Company had federal and California research and development credit carryforwards of $2.9 million and $2.7 million, respectively. As of December 31, 2020, the Company had federal and California research and development credit carryforwards of $1.5 million and $1.7 million, respectively.
ASC Topic No. 740-10 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the consolidated financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	Gross unrecognized tax benefits
Balance as of December 31, 2020	$780
Increases related to prior tax positions	(62)
Increases related to current tax positions	535
Balance as of December 31, 2021	$1,253

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Income Taxes (cont.)
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company has not recorded any interest or penalties related to unrecognized tax benefits through December 31, 2021.
In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statue of limitations that apply in each jurisdiction. The tax return years 2017 through 2020 remain open to examination. The Company is not currently under audit by the taxing jurisdictions to which the Company is subject.
The Company performed IRC Section 382 study for year-ended December 31, 2021. In its study, the Company identified two changes to the ownership, resulting the limitation of the net operating loses. The first change of ownership occurred on November 1, 2018 and the second change of ownership occurred on June 8, 2021. In it's study of section 382, the Company identified that there were limitations to NOLs, however, none of the NOLs will expire utilized.
The Company does not anticipate any material change in its unrecognized tax benefits in the next twelve months.
The Company is in a start-up phase and has no revenue recognized relating to commercial operations as of December 31, 2021. Under section 195(b), all the expenses other than research and development, taxes and interest income and interest expense must be capitalized and amortized from the date the Company starts active trade or business. As of December 31, 2021, and 2020, section 195(b) costs accumulated an ending gross deferred tax asset of $54.5 million and $15.3 million, respectively.
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842” or “ASC 842”) on January 1, 2020, recognizing all leases, including operating leases, with a term of over twelve months on the balance sheets and disclosing key information about leasing transactions. At the end of December 31, 2021, total deferred tax asset and deferred tax liability from the three leases is $2.4 million and $(2.1) million respectively.
The U.S. federal government responded to the COVID-19 pandemic on March 18, 2020 by enacting the Families First Coronavirus Response Act (“FFCRA”) and on March 27, 2020, the CARES Act. In addition to the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 noted above, the CARES Act amends the Tax Cut and Jobs Act of 2017 by modifying the amount of allowable interest expense deductions, allowing five-year carryback of net operating losses, and characterizing qualified improvement property as 15-year property eligible for bonus depreciation. The Company plans to avail itself of all applicable credits and deferrals, and continues to assess the impact the CARES Act may have on the business, however the FFCRA or the CARES Act is not expected to have a material impact on the financial condition, results of operations or liquidity.
August 12, 2021, the Company completed the Business Combination described in Note 1. The transaction is treated as tax-free merger under IRC Section 368.
Note 14. Related Party Transactions
The Company entered into a, now-terminated, consulting and technology development agreement with an entity in which the Company’s former CEO has a material interest. Payments made to the entity totaled $0.5 million for the year ended December 31, 2020, respectively. There were no payments to the entity during the year ended December 31, 2021.
In March 2020, Brainyspace LLC, an entity affiliated with Lev Khasis, a co-founder of the Company, contributed 2,467,415 shares of common stock back to the Company. In conjunction with the contribution, the Company agreed that if it re-hires Mr. Khasis within a specified time period, that he will receive an option to purchase 1,233,707 shares, subject to the approval of the Board. The Company has determined it will not re-hire Mr. Khasis so it will not be obligated to issue the option.
Note 15. Subsequent Events
Term Loan extended repayment
On January 29, 2022, the Company exercised its option to pay back the Term Loan over 24 months. Principal payments under the amended schedule begin on March 1, 2022 and end on February 1, 2024. Additional interest

MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Subsequent Events (cont.)
expense expected over the course of the extended payment schedule is approximately $3.2 million. Refer to Note 10 for more information related to the Term Loan.
Resignation of Company officer
On January 3, 2022, Fred Kennedy, the President of the Company, tendered his resignation, effective January 21, 2022. On February 9, 2022, the Company and Dr. Kennedy signed a separation agreement which, in addition to customary releases and covenants, stipulated two cash payments totaling $0.35 million. The first payment, $0.25 million, was made on February 16, 2022. The second payment remains unpaid as of the reporting date, but will be paid no later than April 1, 2022, in accordance with the agreement.
Payment of funds held in escrow to Co-Founders
The Co-Founders were divested through the sale of their shares in Momentus in June 2021, with payments contingent on the Business Combination paid in August 2021, and a portion of the divestment proceeds placed in escrow to allow the CMAs to assess compliance with the NSA before the release of the balance of the funds. Pursuant to the NSA divestment procedure provisions, a third party auditor conducted an audit of the investors’ NSA compliance and, following the audit, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022 in accordance with the NSA.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Corporate Governance Guidelines, the charters for our Audit, Compensation, Disclosure, and Nominating and Corporate Governance Committees and our Code of Conduct covering all employees, including our principal executive officer and principal financial officers, are available on our website, investors.momentus.space, under the "Governance – Governance Overview" caption. A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Momentus Inc., 3901 N. First Street, San Jose, California, 95134. We intend to disclose any amendments to or waivers of the Code of Conduct on behalf of our principal financial officer, principal financial officer and persons performing similar functions on our website, at investors.momentus.space, promptly following the date of any such amendment or waiver
The information required by this item will be set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in the definitive Proxy Statement for our Annual Meeting of Stockholders in 2022 (the "2022 Proxy Statement") and is incorporated by reference herein.
Item 11. Executive Compensation
The information required by this item will be set forth under the captions “Executive Compensation,” and "Corporate Governance” in the 2022 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in the 2022 Proxy Statement and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in the 2022 Proxy Statement and is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth under the caption “Independent Public Accountants” in the 2022 Proxy Statement and is incorporated by reference herein.
PART IV
Item 15.Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
2.1*
Agreement and Plan of Merger, dated as of October 7, 2020, by and among Stable Road Acquisition Corp., Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed October 7, 2020).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated March 5, 2021, by and among Stable Road Acquisition Corp., Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on March 8, 2021.

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of April 6, 2021, by and among Stable Road Acquisition Corp., Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on June 29, 2021).

2.4
Amendment No. 3 to Agreement and Plan of Merger, dated as of June 29, 2021, by and among Stable Road Acquisition Corp., Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on June 29, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
4.1
Warrant Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and SRAC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
4.3**	Description of Securities.
10.1
Amended and Restated Registration Rights Agreement, dated as of August 12, 2021, by and among the Company, Sponsor, and certain other parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.3	Form of Insider Letter (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.5†	Momentus 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.6†	Form of option award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.7†	Form of RSU award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.8†	Momentus 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.9†
Amended and restated offer letter by and between Momentus Inc. and Dawn Harms effective July 30, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.10†
Offer Letter by and between Momentus Inc. and Jikun Kim dated September 6, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-259281) filed on September 3, 2021.

10.11†	Employment Agreement of John C. Rood dated August 1, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.12	National Security Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on July 16, 2021)).
10.13
Form of Repurchase Agreement, dated as of June 8, 2021, between the Company and each of (i) Mikhail Kokorich and Dorsey & Whitney Trust Company LLC, as trustee of the Mikhail Kokorich 2021 Irrevocable Trust u/a/d March 1, 2021, (2) Mikhail Kokorich and Dorsey & Whitney Trust Company LLC, as trustee of the Momentus Inc. Voting Trust Agreement u/a/d March 1, 2021, and (3) Brainyspace LLC, Dorsey & Whitney Trust Company LLC, as trustee of the Olga Khasis 2021 Irrevocable Trust u/a/d March 1, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on June 29, 2021).

10.14†	Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.15	SEC Order in Administrative Proceeding 3-20393 (incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on July 21, 2021).
10.16†
Momentus Inc. Amended and Restated 2018 Stock Plan and forms of award agreement thereunder (incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 4 to Registration Statement on Form S-4 filed on July 21, 2021).

10.17†
Space Apprentices Enterprise Inc. 2018 Stock Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 4 to Registration Statement on Form S-4 filed on July 21, 2021).

10.18†
Employment Agreement, by and between Momentus Inc. and Paul Ney, dated September 17, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 4, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
23.1**	Consent of Armanino LLP, independent registered public accounting firm.
24.1	Power of Attorney (filed as part of the signature page)
31.1**	Certification of Principal Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________
**To be filed by amendment.
**Previously filed.
†Certain of the exhibits and schedules to this Exhibit List have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MOMENTUS INC.
Date: March 8, 2022	By:	/s/ John C. Rood
	Name:	John C. Rood
	Title:	Chief Executive Officer

Date: March 8, 2022	By:	/s/ Jikun Kim
	Name:	Jikun Kim
	Title:	Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jikun Kim as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof
Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Rood	Chief Executive Officer and Director	March 8, 2022
John C. Rood	(Principal Executive Officer)
/s/ Jikun Kim	Chief Financial Officer	March 8, 2022
Jikun Kim	(Principal Financial and Accounting Officer)
/s/ Brian Kabot	Director	March 8, 2022
Brian Kabot
/s/ Chris Hadfield	Director	March 8, 2022
Chris Hadfield
/s/ Kimberly A. Reed	Director	March 8, 2022
Kimberly A. Reed
/s/ Linda J. Reiners	Director	March 8, 2022
Linda J. Reiners
/s/ Mitchel B. Kugler	Director	March 8, 2022
Mitchel B. Kugler
/s/ Vic Mercado	Director	March 8, 2022
Vic Mercado