Form 10-Q
period 2022-03-31
Momentus Inc.
filed 2022-05-11
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 81,755,715 shares of common stock as of March 31, 2022.

Tables of Contents
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this "Form 10-Q”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Momentus Inc.’s (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations.
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellite transport services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the effects of the COVID-19 pandemic on the Company’s business; the Company’s ability to comply with the terms of its National Security Agreement (the “NSA”) and any related compliance measures instituted by the director who was approved by the Committee on Foreign Investment in the United States (“CFIUS”) Monitoring Agencies (the “Security Director”); the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties

Tables of Contents
described under Part II, Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors" may not be exhaustive.
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

Tables of Contents

ITEM 1. FINANCIAL STATEMENTS
MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,602	$160,036
Restricted cash, current	100	197
Prepaids and other current assets	7,984	9,431
Total current assets	143,686	169,664
Property, machinery and equipment, net	4,726	4,829
Intangible assets, net	656	349
Operating right of use asset	7,282	7,604
Restricted cash, non-current	324	314
Other non-current assets	5,750	3,065
Total assets	$162,424	$185,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,289	$1,911
Accrued expenses	9,568	9,785
Loan payable, current	9,432	20,907
Operating lease liability, current	1,143	1,189
Share repurchase liability, current	6,000	—
Other current liabilities	5,090	5,075
Total current liabilities	34,522	38,867
Contract liabilities, non-current	1,654	1,554
Loan Payable, non-current	11,303	—
Warrant liability	6,200	5,749
Operating lease liability, non-current	7,002	7,284
Other non-current liabilities	488	483
Total non-current liabilities	26,647	15,070
Total liabilities	61,169	53,937
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value; 250,000,000 shares authorized and 81,755,715 issued and outstanding as of March 31, 2022; 142,804,498 shares authorized and 81,211,781 issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	336,771	340,570
Accumulated deficit	(235,517)	(208,683)
Total stockholders’ equity	101,255	131,888
Total liabilities and stockholders’ equity	$162,424	$185,825
The accompanying notes are an integral part of these condensed consolidated financial statements
The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Service revenue	$—	$130
Cost of revenue	—	48
Gross margin	—	82
Operating expenses:
Research and development expenses	9,971	9,906
Selling, general and administrative expenses	14,853	14,005
Total operating expenses	24,824	23,911
Loss from operations	(24,824)	(23,829)

Other income (expense):
Decrease in fair value of SAFE notes	—	81,564
Decrease (increase) in fair value of warrants	(451)	8,083
Realized loss on disposal of asset	(70)	—
Interest income	—	1
Interest expense	(1,492)	(968)
Other income (expense)	3	(179)
Total other income (expense)	(2,010)	88,500
Net income (loss)	$(26,834)	$64,671
Net income (loss) per share, basic	$(0.34)	$1.03
Net income (loss) per share, diluted	$(0.34)	$(0.28)
Weighted average shares outstanding, basic	79,958,383	62,733,080
Weighted average shares outstanding, diluted	79,958,383	87,684,818
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Treasury Stock		Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	81,211,781	$1	$340,570	$(208,683)	$131,888
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	170,751	—	48	—	48
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	—	—	113,710	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	—	—	—	—	—	—	—	—	(18,673)	—	(59)	—	(59)
Stock-based compensation – Stock options and RSAs	—	—	—	—	—	—	—	—	—	—	—	—	2,212	—	2,212
Share repurchase	—	—	—	—	—	—	—	—	—	—	—	—	(6,000)	—	(6,000)
Shares issued upon exercise of Warrant	—	—	—	—	—	—	—	—	—	—	278,146	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,834)	(26,834)
March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	81,755,715	$1	$336,771	$(235,517)	$101,255

	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Treasury Stock		Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	144,875,941	—	20,000,000	—	18,398,005	—	70,000,000	—	—	—	—	$—	$39,866	$(329,338)	$(289,472)
Retroactive application of recapitalization	(144,875,941)	—	(20,000,000)	—	(18,398,005)	—	(70,000,000)	—	—	—	62,510,690	1	—	—	—
Balance, December 31, 2020, as adjusted	—	$—	—	$—	—	$—	—	$—	—	$—	62,510,690	$1	$39,866	$(329,338)	$(289,472)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	270,582	—	24	—	24
Stock-based compensation – Stock options and RSAs	—	—	—	—	—	—	—	—	—	—	—	—	5,768	—	5,768
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	64,671	64,671
March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	62,781,272	$1	$45,658	$(264,667)	$(219,009)
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(26,834)	$64,671
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	294	199
Amortization of debt discount and issuance costs	742	718
Accrued interest	13	—
(Decrease) increase in fair value of warrants	451	(8,083)
Decrease in fair value of SAFE notes	—	(81,564)
Impairment of prepaid launch costs	—	750
Loss on disposal of fixed asset	70	—
Stock-based compensation expense	2,212	5,768
Changes in operating assets and liabilities:
Prepaids and other current assets	1,447	(9,246)
Other non-current assets	(2,685)	93
Accounts payable	1,387	(97)
Accrued expenses	(273)	5,120
Other current liabilities	14	80
Contract liabilities	100	146
Lease liability and right of use asset	(6)	245
Other non-current liabilities	6	—
Net cash used in operating activities	(23,062)	(21,199)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(290)	(429)
Purchases of intangible assets	(231)	(3)
Net cash used in investing activities	(521)	(431)

Cash flows from financing activities:
Proceeds from issuance of SAFE notes	—	30,853
Proceeds from issuance of loan payable	—	25,000
Proceeds from exercise of stock options	48	24
Repurchase of Section 16 Officer shares for tax coverage exchange	(59)	—
Payment of notes payable	(927)	—
Payment of debt issuance costs	—	(144)
Payment of warrant issuance costs	—	(31)
Net cash (used in) provided by financing activities	(938)	55,702

Increase in cash, cash equivalents and restricted cash	(24,521)	34,071
Cash, cash equivalents and restricted cash, beginning of period	160,547	23,520
Cash, cash equivalents and restricted cash, end of period	$136,026	$57,591

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs in accounts payable and accrued expenses at period end	$—	$861
Operating lease right-of-use assets in exchange for lease obligations	$—	$8,501
Share repurchase liability fair value	$6,000	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$750	$250
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations
The Company
Momentus Inc. (together with its consolidated subsidiaries “Momentus” or the “Company”) is a U.S. commercial space company that plans to offer in-space infrastructure services, including in-space transportation, hosted payloads and in-orbit services. Momentus believes it can make new ways of operating in space possible with its planned in-space transfer and service vehicles that will be powered by an innovative water plasma-based propulsion system that is under development. The Company anticipates flying its Vigoride vehicle to Low Earth Orbit on a third-party launch provider as early as May 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.
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
The Merger was accounted for as a reverse recapitalization under ASC Topic 805, Business Combinations, ("ASC 805") in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, SRAC, who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Momentus is treated as the accounting acquirer. Accordingly, for accounting purposes, the Merger is treated as the equivalent of a capital transaction in which Legacy Momentus issued stock for the net assets of SRAC, with no goodwill or other intangible assets recorded, and Legacy Momentus’ financial statements became those of the Company. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. See Note 3 for more information.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On October 7, 2020 and July 15, 2021, SRAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 11,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $110.0 million (the “PIPE Investment”). The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Class A common stock at $11.50 per share. The warrants were recorded as a derivative liability under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and the warrant liability was initially valued at $30.5 million. See Note 11 for more information. The PIPE Investment was consummated concurrently with the closing of the Merger.
Note 2. Summary of Significant Accounting Policies
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
Unaudited Interim Financial Information
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2022 and December 31, 2021, the net income (loss) for the three months ended March 31, 2022 and 2021, the stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2021 and 2020, filed with the SEC in in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
Basis of Presentation
The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, SRAC is treated as the acquired company and Momentus Inc. is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Momentus Inc. was determined to be the accounting acquirer as Momentus Inc.'s stockholders prior to the Merger had the greatest voting interest in the combined entity, Momentus Inc. comprises all of the ongoing operations, and Momentus Inc.'s senior management directs operations of the combined entity.
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
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions for two purposes. $0.4 million is restricted as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020. A portion of this restricted cash ($0.1 million) is classified as a current asset as it will be returned to the Company one year following the completion of the Business Combination with SRAC, while the remaining $0.3 million is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond at least one year from March 31, 2022.
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
As of March 31, 2022, and December 31, 2021, the Company had $5.7 million and $3.0 million, respectively, of deferred fulfillment and prepaid launch costs in the accompanying consolidated balance sheets. On May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments would be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the three months ended June 30, 2021. There was an unrelated impairment of $0.8 million the three months ended March 31, 2021.
On October 12, 2021, the Company began discussions with the same launch service provider about reestablishing a future launch schedule. As a result of the discussion, the Company signed a Launch Services Agreement on October 19, 2021 that reserves space on an upcoming launch, which is targeted for May 2022. While securing space on the manifest is an important step, our plan to launch in May 2022 remains subject to the receipt of licenses and other government approvals, and successful completion of our current efforts to get the system ready for flight. The Company determined that $2.7 million of the impaired deposits were potentially recoverable in connection with the reestablished schedule. The Company did not record any adjustments as a result of the discussions. See Note 4.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.
Property, Machinery and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of fixed assets by asset category are described below:

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)

Fixed Assets	Estimated Useful Life
Computer equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term (one year to seven years)
Machinery and equipment	Seven years
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
Revenue Recognition
The Company enters into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. From inception to March 31, 2022, the Company has not completed a commercial launch of customer cargo and as a result, has not recognized revenue to date for launch services. However, as of March 31, 2022, and December 31, 2021, the Company had collected $1.7 million and $1.6 million, respectively, in customer deposits related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as current and non-current contract liabilities in the Company’s consolidated balance sheets. Included in the collected amount as of March 31, 2022 are $1.7 million of non-current deposits. The Company’s first launch with customers is currently anticipated to occur as early as May 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. While a portion of the deposit balance relates to performance obligations that may be satisfied over the next twelve months, the Company will classify customer deposits as non-current until the inaugural launch date is reasonably assured.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three months and fiscal year ended March 31, 2022 and December 31, 2021.
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
The Company’s warrants are recorded as a derivative liability pursuant to ASC 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model. Significant unobservable inputs include stock price, volatility and expected term. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants. The expected term was based on the maturity of the warrant, which is 5 years. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. Upon conversion of the Legacy Momentus private warrants immediately prior to the business combination, the key valuation input was the closing price of Company’s common stock on the Closing Date, as the expected term and volatility were immaterial to the pricing model.
The Company’s performance awards under the equity incentive plans are recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The performance awards are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes (see Note 11). There were no transfers between levels of input during the three months ended March 31, 2022 and 2021.

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
Basic and Diluted Income (Loss) Per Share
Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per share is computed by dividing losses by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares and SAFE notes if their effect is anti-dilutive. See Note 11.
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three months ended March 31, 2022 and 2021 there were immaterial impairments of long-lived assets. See Note 5 and Note 6.
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
The Company adopted the ASU No. 2016-02, Leases (Topic 842) on January 1, 2020. The Company elected the package of practical expedients for transition under which the Company did not reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company elected the hindsight practical expedient for transition under which conclusions around lease term and impairment will not be reassessed.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, “Segment Reporting,” we are not organized around specific services or geographic regions. We currently operate in one service line providing in-space transportation services.
Our chief operating decision maker uses condensed financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
Recently Issued Accounting Standards
Although there are several new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or results of operations.
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
January 1, 2022. There was no impact to the Company's condensed consolidated financial statements on the date of adoption.
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
Note 3. Reverse Recapitalization
As discussed in Note 1, "Nature of Operations," on the Closing Date, SRAC completed the acquisition of Momentus Inc. and acquired 100% of Momentus Inc.’s shares and Momentus Inc. received gross proceeds of $247.3 million, which included $110.0 million in proceeds from the PIPE Investment, and $137.3 million in proceeds from issuance of common stock upon the closing of the Business Combination.
Proceeds from the issuance of common stock comprised of $172.5 million of public investment in SRAC, reduced by redemptions of $35.6 million. SRAC had additional stockholder deficit of $8.5 million, inclusive of $0.4 million of additional cash in trust from operations, which reduced the total proceeds to $238.8 million.
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
PIPE Investment

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On October 7, 2020 and July 15, 2021, SRAC entered into subscription agreements with the PIPE Investors to which such investors collectively subscribed for an aggregate of 11,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $110.0 million. The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Class A common stock at $11.50 per share. The warrants were recorded as a derivative liability under ASC 815, and the warrant liability was initially valued at $30.5 million. See Note 11 for more information. The PIPE Investment was consummated concurrently with the closing of the Merger.
Note 4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Prepaid research and development	4,108	4,870
Prepaid insurance and other assets	3,876	4,562
Total	$7,984	$9,431
As of March 31, 2022 and December 31, 2021, the non-current portion of prepaid launch costs recorded in other non-current assets was $5.7 million and $3.0 million, respectively.
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
As a result of the FAA application denial, on May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments were non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the three months ended June 30, 2021. There was an unrelated impairment of $0.8 million for the three months ended March 31, 2021.
On October 12, 2021, the Company began discussions with the same launch service provider about reestablishing a future launch schedule. As a result of the discussion, the Company signed a Launch Services Agreement on October 19, 2021 that reserves space on an upcoming launch, which is targeted for May 2022. While securing space on the manifest is an important step, our plan to launch in May 2022 remains subject to the receipt of licenses and other government approvals, and successful completion of our current efforts to get the system ready for flight. The Company determined that $2.7 million of the impaired deposits were potentially recoverable in connection with the reestablished schedule. The Company did not record any adjustments as a result of the discussions.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
Note 5. Property, Machinery and Equipment, net
Property, machinery and equipment, net consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Computer equipment	$178	$178
Furniture and fixtures	55	206
Leasehold improvements	2,693	2,693
Machinery and equipment	3,406	3,332
Construction in-progress	396	247
Property, machinery and equipment, gross	6,728	6,656
Less: accumulated depreciation	(2,002)	(1,827)
Property, machinery and equipment, net	$4,726	$4,829
Depreciation expense related to property, machinery and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
Note 6. Intangible Assets, net
Intangible assets, net consisted of the following as of March 31, 2022:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$415	$(102)	$313	7.3
Capitalized cloud implementation costs	377	(34)	343	2.8
Total	$793	$(136)	$656
Intangible assets, net consisted of the following as of December 31, 2021:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$404	$(91)	$313	7.5
Capitalized cloud implementation costs	43	(7)	36	2.6
Total	$447	$(98)	$349
Amortization expense related to intangible assets was $0.04 million and $0.01 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2022	$170
2023	170
2024	162
2025	58
2026	44
Thereafter	52
Total	656

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There were no intangible asset impairments during both the three months ended March 31, 2022 and 2021.
Note 7. Leases
The Company leases office space under non-cancellable operating leases with terms expiring from April 2022 through February 2028. The leases require monthly lease payments that are subject to annual increase throughout the lease term.
In January 2021, the Company commenced a lease at a new location in San Jose, California. The lease expires in February 2028. The Company is obligated to pay approximately $11 million over the term of the lease. Prior to December 31, 2021, the Company modified two minor leases to extend access until April 2022 to aid the full transition to the San Jose facility. The Company has one additional minor lease expiring in November 2022.
The components of operating lease expense were as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Operating lease cost	$440	$435
Variable lease expense	150	147
Short-term lease expense	—	3
Total lease expense	$591	$586
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of March 31, 2022, the weighted-average remaining lease term was 5.9 years and the weighted-average discount rate was 5.7%.
As of March 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2022	$1,188
2023	1,533
2024	1,580
2025	1,627
2026	1,674
Thereafter	2,026
Total lease payments	9,628
Less: Imputed interest	(1,483)
Present value of lease liabilities	$8,145
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Legal and other professional services	4,942	4,121
Compensation expense	$1,615	$3,862
Research and development projects	1,903	1,240
Other current expense	939	399
Payroll tax expense	168	163
Total	$9,568	$9,785

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. SAFE Notes (cont.)
Note 9. SAFE Notes
The Company issued SAFE notes to investors. During the three months ended March 31, 2021, the Company issued SAFE notes to investors in exchange for aggregate proceeds of $30.9 million. On August 12, 2021, as a result of the Business Combination, all of the Company’s outstanding SAFE notes, representing principal of $78 million and a fair value of $136 million on the conversion date, converted into 12,403,469 shares of Class A common stock of the combined company.
Prior to conversion, the Company determined that the SAFE notes were not a legal form of debt (i.e., no creditors’ rights). The SAFE notes included a provision allowing for cash redemption upon the occurrence of a change of control, the occurrence of which was outside the control of the Company. The provision required the SAFE notes be classified as marked-to-market liabilities pursuant to ASC 480. The income (loss) reported from the decrease (increase) in the estimated fair value of the SAFE notes was $81.6 million for the three months ended March 31, 2021. These amounts are included in other income (expense).
Note 10. Loan Payable
Term Loan
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (“Term Loan”) which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12%. $25.0 million of the Term Loan was immediately available for borrowing by the Company at the inception of the agreement, the Company borrowed this amount on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones by the June 30, 2021 deadline. The repayment terms of the Term Loan provide for interest-only payments beginning March 1, 2021 through February 28, 2022.
Under the original terms, the principal amount was due and payable on March 1, 2022. However, during January 2022 the Company exercised its option to pay back the principal amount of the Term Loan over two years beginning on March 1, 2022 and ending on February 28, 2024.
In conjunction with the Term Loan, warrants to purchase preferred stock up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The additional 20% of the warrants was forfeited as of June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815 with the offset recorded as a debt discount. On August 12, 2021 the lender exercised the warrant; see Note 11 for discussion on the valuation and conversion of the warrants as of the conversion date. Additionally, the Company incurred debt issuance costs of $0.1 million, which were recorded as a direct deduction from the carrying amount of the Term Loan.
The Company allocated the proceeds from the Term Loan agreement to the note and warrants comprising the financing agreement based on the relative fair value of the individual securities on the February 22, 2021 closing date of the agreements. The discount attributable to the note, an aggregate of $15.8 million, primarily related to the value of the warrant liability with immaterial issuance costs, is amortized using the effective interest method over the term of the note, originally maturing on March 1, 2022, but now being repaid over two years, recorded as interest expense. Because the discount on the note exceeds 63% of its initial face value, and because the discount is amortized over the period from issuance to maturity, the calculated effective interest rate up until January 2022 was 126.0%.
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was $0.7 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the Company’s Loan payable consisted of gross Term Loan payable of $24.1 million and accrued interest of $0.01 million, offset by unamortized debt discount and issuance costs of $3.4 million. The Term

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Loan Payable (cont.)
Loan principal has future scheduled maturities for the remainder of 2022 of $8.8 million, as well as $13.0 million and $2.3 million for 2023 and 2024, respectively.
Promissory Notes
On June 29, 2021, the Company and SRAC amended the Merger Agreement which, among other things, provided for the issuance by the Company of two second lien notes (the “Promissory Notes”). The notes, in the amount of $1.5 million each, were held by the Company’s outside counsel and SRAC, and were for certain legal fees and expenses incurred by SRAC and the Company in relation to the Merger Agreement. As a result of the Business Combination, the amount due to SRAC became an intercompany transaction which was eliminated from the combined entity’s consolidated balance sheets. During the year ended December 31, 2021, the Company signed an agreement with its outside counsel and made a payment which settled the Promissory Notes as well as all outstanding payables. The agreement resulted in a reduction of $2.6 million in the amount due for expenses incurred during the year, which was recorded as a reduction to legal expenses.
Note 11. Stockholders’ Equity (Deficit) and Stock-based Compensation
Common Stock and Preferred Stock
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company is authorized and has available a total of 270,000,000 shares of stock, consisting of (i) 250,000,000 shares of Class A common stock, par value $0.00001 per share (“Common Stock”), and (ii) 20,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”).
At the Closing of the Business Combination, the Company had 79,772,262 shares of Common Stock outstanding and no shares of Preferred Stock outstanding. The following summarizes the Company’s Common Stock outstanding immediately after the Business Combination:

	Shares	%
Momentus Space, LLC unit holders	50,419,505	63%
Public stockholders	13,695,257	17%
SRAC and its affiliates	4,657,500	6%
PIPE investors	11,000,000	14%
Total	79,772,262	100%
Co-Founder Divestment and Share Repurchase
In accordance with the NSA and pursuant to certain Repurchase Agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “the Co-Founders”) sold 100% of their respective equity interests in the Company on June 30, 2021. In exchange for their equity interests, the Company initially paid each entity $1, but will additionally pay up to an aggregate of $50,000,000, out of funds legally available therefor, to the Co-Founders, on a pro rata basis, as follows: (i) an aggregate of $40,000,000 to be paid out of funds legally available therefor, within 10 business days after the earlier of (A) a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $100,000,000 and (B) the Business Combination (the “First Payment Date”); and (ii) an aggregate of $10,000,000 to be paid out of funds legally available therefor, within 10 business days after a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $250,000,000 (determined without any reduction for the $100,000,000 previously received in respect of the First Payment Date).
As a result of the Business Combination, which generated $247.3 million of gross proceeds (as described in Note 3), the Company paid the Co-Founders $40.0 million in addition to the initial consideration paid of $3. The Company recorded the consideration paid as a reduction of common stock and additional paid in capital. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. Following the third party audit

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
of the investors’ NSA compliance, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022 in accordance with the NSA.
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders.
The Company evaluated this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, resulting in an estimated liability of $6.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital, as of March 31, 2022.
Stock Purchase Warrants
In February 2021, the Company entered into a term loan (the “Term Loan”) to provide the Company up to $40.0 million of borrowing capacity, of which $25.0 million was borrowed. In conjunction with the Term Loan, warrants up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The remaining 20% of the warrants were forfeited on June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815 with the offset recorded as a debt discount. The Company recorded the decrease in the estimated fair value of the warrant of $(7.0) million for the three months ended March 31, 2021, within other income (expense) in the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination. The loan remains outstanding as of March 31, 2022.
In March 2020, the Company entered into an equipment financing agreement to fund the acquisition of specific and eligible equipment (“Equipment Loan”). In conjunction with the equipment financing agreement, the Company issued stock purchase warrants to the lender, which allowed for the purchase of 191,108 shares of common stock in a subsequent round of financing. These warrants were also accounted for as a derivative liability and the decrease in the estimated fair value of the warrant of $(1.1) million for the three months ended March 31, 2021 was recorded within other income (expense) in the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination.
Public and Private Warrants
As of March 31, 2022, the Company had public and private warrants outstanding to purchase 8,625,000 and 11,272,500 of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $11.50 per share, subject to adjustment, at any time commencing on August 12, 2021. The public and private warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
Additionally, the Company had private warrants outstanding to purchase 308,569 shares of Class A common stock, with an exercise price of $0.20 per share, unrelated to the Business Combination, which were exercised on a net basis for 278,146 shares during the three months ended March 31, 2022.
The private warrants assumed in connection with the Business Combination were accounted for as a derivative liability and the increase in estimated fair value of the warrants of $0.5 million for the three months ended March 31, 2022 was recorded within other expense. The public warrants and the legacy outstanding private warrants were recorded as equity.
Contingent Sponsor Earnout Shares
As a result of the Business Combination, the Company modified the terms of 1,437,500 shares of Class A common stock (the “Sponsor Earnout Shares”) held by SRAC’s sponsor, such that all such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $12.50, two thirds of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $15.00, and one third of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $17.50, in each case, prior to the fifth

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
anniversary of the Business Combination. Certain events which change the number of outstanding shares of Class A common stock, such as a split, combination, or recapitalization, among other potential events, will equitably adjust the target vesting prices above. The Sponsor Earnout Shares may not be transferred without the Company’s consent until the shares vest.
The Sponsor Earnout Shares are recorded within equity. Due to the contingently forfeitable nature of the shares, the Sponsor Earnout Shares are excluded from basic EPS calculations, but are considered potentially dilutive shares of the purposes of diluted EPS (refer to “Income (Loss) Per Share” below).
Stock Incentive Plans
Legacy Stock Plans
In May 2018, the Board of Directors of Momentus Inc. approved the 2018 Stock Plan (the “Initial Plan”) that allowed for granting of incentive and non-qualified stock options and restricted stock awards to employees, directors, and consultants. The Initial Plan was terminated in November 2018. Awards outstanding under the Initial Plan continue to be governed by the terms of the Initial Plan.
In February and March 2020, the Board approved an amendment and restatement to the New 2018 Stock Plan (the “2018 Plan”). No additional grants have been made since 2020 and no new grants will be made from the Amended and Restated 2018 Stock Plan, however, the options issued and outstanding under the plan continue to be governed by the terms of the Amended and Restated 2018 Stock Plan. Forfeitures from the legacy plans become available under the 2021 Equity Incentive Plan, described below.
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 5,982,922 shares of common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lessor of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board. During the three months ended March 31, 2022, the shares available for grant under the 2021 Plan increased by 2,436,353 and 171,331 due to the evergreen provision and forfeitures from the Legacy Stock Plans, respectively. As of March 31, 2022, there were 1,700,854 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 1,595,445 shares of common stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lessor of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 1,595,445 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the three months ended March 31, 2022, the shares available for issuance under the 2021 ESPP Plan increased by 406,059 due to the evergreen provision. As of March 31, 2022, no shares have been issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $0.2 million as of March 31, 2022, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
2022 Inducement Equity Plan
In February 2022, the Company adopted the 2022 Inducement Equity Plan (the “2022 Plan”), under which 4,000,000 shares of common stock were initially reserved for issuance. The 2022 Plan allows for the issuance of NSOs, RSAs, SARs, RSUs, and stock bonus awards. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four-year period. As of March 31, 2022 only RSU grants have been made under the 2022 Plan and there were 3,295,556 shares remaining available for grant. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 and 2021 Plans, for the three months ended March 31, 2022:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,043,492	$0.27
Granted	1,064,862	2.54
Vested exercised	(173,883)	0.28
Forfeitures	(171,331)	0.28
Outstanding as of March 31, 2022	4,763,140	$0.77	7.4	$11,510
Exercisable as of March 31, 2022	2,682,330	$0.26	6.3	$7,856
Vested and expected to vest as of March 31, 2022	4,763,140	$0.77	7.4	$11,510
As of March 31, 2022, there was a total of $2.1 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.2 years.
The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $0.4 million and $4.9 million, respectively.
The assumptions used under the Black-Scholes-Merton Option Pricing model and weighted average fair value of options on the grant date are as follows:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.8	N/A
Risk-free interest rate	2.35%	N/A
Expected volatility	61.90%	N/A
Dividend yield	0.00%	N/A
Fair value on grant date	$1.46	N/A

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial, 2018, 2021, and 2022 Plans, for the three months ended March 31, 2022. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. share price)
Outstanding as of December 31, 2021	2,812,110	$10.87
Granted	4,017,046	2.54
Vested	(121,424)	9.81
Forfeited	(573,444)	10.91
Outstanding as of March 31, 2022	6,134,288	$5.42
As of March 31, 2022, there was a total of $30.0 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $19.6 million.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Legacy and 2021 Plans by expense type:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development expenses	$373	$68
Selling, general and administrative expenses	1,839	5,700
Total	$2,212	$5,768
The following table sets forth the stock-based compensation under the Legacy and 2021 Plans by award type:

	Three Months Ended March 31,
(in thousands)	2022	2021
Options	$77	$5,768
RSUs & RSAs	2,075	—
ESPP	60	—
Total	$2,212	$5,768
Performance Awards
Performance awards under the 2021 Plan are accounted for as liability-classified awards, as the obligations are typically a fixed monetary amount which is settled on a future date in a variable number of shares of the Company’s common stock. The variable number of potentially settled shares is not limited. Performance awards are measured at their fair value based on management’s estimates of potential outcomes of the performance. Outstanding performance awards correspond to 21,944 shares if they were settled on March 31, 2022.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan for the three months ended March 31, 2022 and 2021.
Income (Loss) Per Share
The following table sets forth the computation of diluted net income (loss) per share:

Diluted Net Income (Loss) Per Share	Three Months Ended March 31,
(in thousands, except share-based data)	2022	2021
Numerator:
Net income (loss)	$(26,834)	$64,671
Less:
Decrease in fair value of SAFE notes	—	(81,564)
Increase in fair value of warrants	—	(8,081)
Undistributed loss allocated to common stockholders for diluted net loss per share	$(26,834)	$(24,974)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	79,958,383	62,733,080
Dilutive options and unvested stock units outstanding	—	6,914,766
Dilutive warrants outstanding	—	1,163,377
Dilutive SAFE notes outstanding (shares not reserved)	—	16,873,595
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	79,958,383	87,684,818

Net income (loss) per share - diluted	$(0.34)	$(0.28)
Net income (loss) per share is provided in accordance with ASC 260-10, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. It is computed by dividing undistributed earnings allocated to common stockholders for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding preferred shares, options and unvested stock units, and warrants outstanding pursuant to the treasury stock method.
As the Company incurred a net loss for the three months ended March 31, 2022, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive, and, accordingly, were excluded from the diluted loss per share calculation. As the Company had net income for the three months ended March 31, 2021, there were no exclusions from the diluted income per share calculation.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options and unvested stock units outstanding	6,884,261	N/A
Warrant outstanding	20,156,621	N/A
Contingent Sponsor Earnout Shares	1,437,500	N/A
Total	28,478,382	N/A
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of March 31, 2022, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
2022	$10,277
2023	11,300
Thereafter	—
Total	$21,577
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
SEC Settlement and CFIUS Review
On January 24, 2021, the Company received a subpoena from the Division of Enforcement of the U.S. Securities and Exchange Commission ("Division of Enforcement") requesting documents regarding the Registration Statement on Form S-4 and Amendment No. 1 thereto (the "Registration Statement") filed by SRAC in connection with the Business Combination. The Company entered into a settlement with the SEC on July 8, 2021. As a result of the settlement, in accordance with ASC Topic 450, Contingencies, (“ASC 450”) the Company paid a fine of $2 million and recorded a liability of $5 million, due one year from the settlement date.
In February 2021, the Company and Mr. Kokorich, with support from SRAC, submitted a joint notice to the CFIUS for review of the historical acquisition of interests in the Company by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense regarding the Company’s foreign ownership and control. On June 8, 2021, U.S. Departments of Defense and the Treasury, on behalf of CFIUS, Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis) entered into a National Security Agreement (the "NSA").
In accordance with the NSA and pursuant to certain Repurchase Agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “the Co-Founders”) sold 100% of their respective equity interests in the Company on June 30, 2021. In exchange for their equity interests, the Company initially paid each entity $1, but will additionally pay up to an aggregate of $50,000,000, out of funds legally available therefor, to the Co-Founders, on a pro rata basis, as follows: (i) an aggregate of $40,000,000 to be paid out of funds legally available therefor, within 10 business days after the earlier of (A) a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $100,000,000 and (B) the Business Combination (the “First Payment Date”); and (ii) an aggregate of $10,000,000 to be paid out of funds legally available therefor, within 10 business days after a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $250,000,000 (determined without any reduction for the $100,000,000 previously received in respect of the First Payment Date).
As a result of the Business Combination, which generated $247.3 million of gross proceeds (as described in Note 3), the Company paid the Co-Founders $40.0 million in addition to the initial consideration paid of $3. The Company recorded the consideration paid as a reduction of common stock and additional paid in capital. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. Following the third party audit of the investors’ NSA compliance, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022 in accordance with the NSA.
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders (see Note 11).
The Company evaluated this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, resulting in an estimated liability of $6.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital, as of March 31, 2022.

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
The Company incurred legal expenses related to these matters of approximately $0.8 million during the three months ended March 31, 2022 and expects to continue to incur legal expenses in the future.
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
Note 13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes and a full valuation allowance for deferred tax assets.
Note 14. Subsequent Events
Regulatory approval for inaugural launch
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight.

Tables of Contents
ITEM 2. MOMENTUS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”). This discussion and analysis should also be read together with our financial information for the period ended and as of March 31, 2022. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” in the Annual Report on Form 10-K filed by the Company on March 9, 2022 and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our financial statements or in the associated text. Certain other amounts that appear in this section may similarly vary slightly due to rounding.
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
Our transportation service offering will focus on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we plan to create a hub-and-spoke transportation network in partnership with leading launch service providers, such as SpaceX. Under this model, our customers’ satellites would “ride share” from Earth to space on a midsized or large rocket. Our Orbital Transfer Vehicles (“OTVs”) would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe our hub-and-spoke model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond “last mile” transportation.
Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology, and have signed contracts for approximately $69 million in backlog (potential revenue), as of April 30, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 25 companies. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. Refer to “Risk Factors — We may not be able to convert our orders in backlog into revenue,” in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
Our first launch with customers is currently anticipated to occur as early as May 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. Prior planned launches were cancelled due to not receiving required licenses and other governmental approvals and other factors, and we can offer no assurances that our first launch will occur in May 2022 or that we will ever receive the required licenses and other governmental approvals.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.

Our services are made possible by the space industry’s rapid technological developments over the past two decades, driven predominantly by significant decreases in launch costs, as well as the advent of smaller, lower-cost satellites. This convergence of these trends has resulted in substantial growth in the commercial space market, rooted in higher accessibility for companies entering the new space economy that aim to offer communication, earth observation and data collection services, and other satellite services
We anticipate there could be considerable growth over the coming years in the space transportation segment as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. We anticipate that the need for small satellite transportation to low-Earth orbit (“LEO”) will continue to drive overall demand growth for space transportation services in the short-term as technology advancements continue to make space more accessible to new market entrants, although new applications beyond LEO are also emerging. We also believe that over the next decade, new space-based businesses may emerge, for example the generation of solar energy in space, space manufacturing or space data processing. The advent of these new business models could substantially increase demand for space transportation and other space infrastructure services.
Beyond transportation, we anticipate that growth of the satellite constellations market may drive demand for our Hosted Payload, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings, if we are successful in executing on our business plan, including fully developing and validating our technology in space. Satellite constellations have relatively short lifespans and, in our view, will require maintenance, de-orbiting, and other general servicing with higher frequency.
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance the development of our vehicles, build corporate infrastructure and enhance our sales and marketing functions.
The technology underlying our anticipated service offerings is still in the process of being developed, and has not been fully tested or validated in space. Our ability to execute on our business plan is dependent on the successful development and commercialization of the technologies described in this Quarterly Report on Form 10-Q. Although we believe our water plasma propulsion technology will be a key differentiator of our product offerings, we have to date only conducted one test of this technology in space. Although we believe our test unit generated plasma in space and validated the theoretical basis of our technology, we have yet to experimentally confirm the unit’s ability to generate thrust in space, which is crucial to our ability to conduct actual spacecraft maneuvers in orbit. Until we can accomplish this, the technology will remain in the experimental stages. Moreover, even if the unit generates thrust, there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Our statements and beliefs about the viability of our technology are primarily based on theoretical analyses and experimentally observed results during ground testing and our single test of this technology in space. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all. This Quarterly Report on Form 10-Q describes Momentus’ current business plans for continuing to develop its technology and marketing and commercializing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles. Refer to “Risk Factors — A key component of our business model is the delivery of satellites using our vehicles from low earth orbit to other orbits. The technology for this maneuver is still in the development stage...” in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
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
In-Orbit Servicing. We view in-orbit servicing of satellites as a quickly growing business opportunity. As the number of satellites in space increases, so does their need to be serviced. We plan to design Momentus’ future reusable vehicles to be capable of performing in-orbit servicing and are pursuing development activities that support this objective. Although we are still in very preliminary stages for developing this technology, our aim is to equip future vehicles with robotic arms and the ability to maneuver in close proximity to other spacecraft and dock or berth with them. Once fully developed, we believe these capabilities could allow us to offer a suite of different in-orbit services, such as inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting.
Factors Affecting Our Performance
We believe that our performance and future success depend to a substantial extent on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section titled “Risk Factors” in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
In-Space Transport and Service Vehicles and Related Technology Development
Our primary research and development objectives focus on the development of our existing and future in-space transfer and service vehicles and related water plasma propulsion technology.
Vigoride is the first vehicle that Momentus is developing. Once fully developed, tested and validated in space, we expect Vigoride will be sufficient to meet our initial operating plan of offering in-space transportation in LEO to small satellites. Vigoride is intended to transport up to 750 kg of customer payload in LEO, although our payload capacity will likely be lower in most common configurations. We have set the delta-v and host power objectives for Vigoride at 2 km/sec and 1 kW, respectively, which we believe we can achieve a few years into our product roadmap. We have entered into a launch services agreement with SpaceX that secures space for Vigoride on a launch vehicle that SpaceX currently targets operating as early as May 2022. This would represent the inaugural launch of a complete Momentus vehicle into space and would allow us to further validate Vigoride’s capabilities. While securing space on the manifest is an important step, our plan to launch in May 2022 remains subject to the receipt of licenses and other government approvals, and successful completion of our current efforts to get the system ready for flight.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.
Beyond our planned May 2022 launch, we are planning to fly Vigoride again in the second half of 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight.
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
A change in the outcome of any of these variables could delay the development of our vehicles which in turn could impact our business and results of operations. Refer to “Risk Factors,” in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
Initial and Successive Launches
Our water plasma propulsion technology (that we are developing) is based on the use of microwave electrothermal or “MET,” thrusters, which we believe could ultimately provide safe, affordable, reliable, and regular in-space services, including Space Transportation, Hosted Payload, and In-Orbit Servicing. To accomplish this, we currently intend to:
Launch our commercial program for in-space transportation. We currently plan to fly our Vigoride vehicle on a SpaceX Transporter flight as early as May 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.

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
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into custom orbits. Our planned inaugural launch is intended to be a demonstration mission. While we plan to transport a few paying customer payloads, the primary goals of our inaugural mission are to test Vigoride on orbit and learn from any issues that we may encounter. The lessons learned from this initial flight will help inform changes we can make to future missions as we seek to ultimately certify a design for production. Depending on the nature of issues we encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our inaugural mission or on any other mission. Any failures or setbacks, particularly on our inaugural mission, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.
Customer Demand
Ahead of our first Vigoride launch, we have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. While we have not recognized any revenue from completed commercial launches through March 31, 2022, we had collected approximately $1.7 million in customer deposits related to future launches. While our standard contracts do not contain refunds or recourse provisions that enable our customers to recover any non-refundable deposits that have been paid, we issued refunds totaling $1.4 million to customers during the year ended December 31, 2021 due to cancelled launches for 2021 in order to foster future business relationships and customer goodwill.
Because our technologies have not yet been fully tested, our service offering to our customers on our inaugural mission will be limited. To reflect this, we expect to provide discounts to customers on this mission relative to the price we intend to eventually charge for our transportation services. During our inaugural mission, we plan to demonstrate Vigoride’s ability to deploy satellites. Once all customer payloads have been released, we plan to perform certain maneuvers and technology demonstrations to validate our technology and establish the potential commercial viability of our strategy. This approach limits risk for us as well as for our customers.
We have signed contracts for approximately $69 million in backlog (potential revenue), as of April 30, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 25 companies in 15 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. In the three months ended March 31, 2022, we recognized no revenue related to customer contracts.
Our backlog is subject to meaningful customer concentration risk. As of April 30, 2022, approximately 70% of the total dollar value of our backlog related to four launch services providers and aggregators of launch services capacity, and their affiliates. The top 10 customers in our backlog represent approximately 95% of the total dollar value of our backlog.
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
We are currently planning for our first commercial launch as early as May 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. We do not foresee any delays due to COVID-19. The same applies to launches scheduled for the remainder of 2022 and beyond.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.
We do not anticipate that the COVID-19 pandemic will materially affect our customer backlog and ability to secure new contracts going forward.
Our non-operations personnel began working from home in March 2020 as we reduced our in-person operations to prioritize the safety of our employees. We have begun to gradually bring essential personnel back to the office, while adhering to Centers for Disease Control and Prevention, federal, state and local protective standards. Subject to local regulations and the effectiveness of vaccination initiatives, we intend to gradually bring all employees back to the office; until then, we will continue to support our employees working from home. While remote working arrangements have affected our manufacturing and development timelines, the overall impact of this arrangement has not materially adversely affected the timeline of future launches.
In May 2020, to strengthen our liquidity position, we received a Paycheck Protection Program loan (the “PPP Loan”) in the amount of $1.0 million under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”); however, in September 2020, we repaid the PPP Loan in full.
Notwithstanding the foregoing, the impact of the COVID-19 pandemic on the Company’s business, results of operations and overall financial performance will ultimately depend on future developments, including the duration of the pandemic, possible recurrent outbreaks, the appearance of variants and the effectiveness of vaccines and other mitigation measures against variants, all of which are highly uncertain and cannot be predicted. See “Risk Factors” in our Annual Report on Form 10-K filed by the Company on March 9, 2022, for additional discussion of the potential impact of the COVID-19 pandemic on our business.
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
Term Loan and Security Agreement
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (the “Term Loan”) which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12%. $25.0 million of the Term Loan was immediately available for borrowing by the Company at the inception of the agreement, the Company borrowed this amount on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones needed by the June 30, 2021 deadline. Under the terms of the loan, if certain operating cash ratios are not met, the lender is granted a lien on the Company’s intellectual property while the loan is outstanding. Prior to the Business Combination, the lien was granted but was subsequently released as a result of the proceeds from the Business Combination. The repayment terms of the Term Loan provide for interest-only payments beginning March 1, 2021 through February 28, 2022.
Under the original terms of the loan, the principal amount was due and payable on March 1, 2022, however, during January 2022, the Company exercised its option to pay back the Term Loan over 24 months. The extended payment term resulted in a recast schedule with a lower effective interest rate. See Note 10.
In conjunction with the Term Loan, warrants to purchase preferred stock up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The additional 20% of the warrants was forfeited as of June 30, 2021. On August 12, 2021 the lender exercised the warrant; see Note 11 for discussion on the valuation and conversion of the warrants.
In addition, the lender will have certain rights to participate in future private equity offerings (including convertible notes or bridge financings) of Momentus.
SEC Settlement and CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred and expect to incur significant expenses in connection with the implementation of the NSA described below. We have also incurred significant expenses related to the SEC settlement discussed below. As of March 31, 2022, the Company had incurred legal expenses of approximately $8.3 million related to these matters.

SEC Settlement
On July 13, 2021, the Company agreed to a settlement with the SEC on a “neither admit nor deny” basis, in anticipation of cease-and-desist proceedings relating to certain violations of antifraud provisions of the federal securities laws alleged by the SEC. As a result of the settlement, the Company agreed to a civil penalty of $7.0 million, $2.0 million of which was paid immediately and $5.0 million of which is payable within one year of the settlement order, and outstanding as of March 31, 2022.
CFIUS Review and NSA
In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from SRAC, submitted a joint notice to CFIUS for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense (the “DoD”) regarding Momentus’ foreign ownership and control. On June 8, 2021, the Company entered into a National Security Agreement with Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis), and the U.S. government, represented by the DoD and the U.S Department of the Treasury (the “NSA”). In accordance with the NSA, Mr. Kokorich, Nortrone Finance S.A., Lev Khasis and his wife Olga Khasis, and Brainyspace LLC divested all the equity interests in Momentus owned or beneficially owned by them by selling such equity interests to the Company on June 8, 2021 (see below “Co-Founder Divestment”). The NSA also establishes various requirements and restrictions on the Company in order to protect national security, certain of which may materially and adversely affect our operating results due to uncertainty associated with and the cost of compliance with security measures, and limitations on our control over certain U.S. facilities, contracts, personnel, vendor selection and operations.
Co-Founder Divestment
In accordance with the NSA and pursuant to certain Repurchase Agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “ the Co-Founders”) sold 100% of their respective equity interests in the Company on June 30, 2021. In exchange for their equity interests, the Company initially paid each entity $1, but will additionally pay up to an aggregate of $50,000,000, out of funds legally available therefor, to the Co-Founders, on a pro rata basis, as follows: (i) an aggregate of $40,000,000 to be paid out of funds legally available therefor, within 10 business days after the earlier of (A) a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $100,000,000 and (B) the Business Combination (the “First Payment Date”); and (ii) an aggregate of $10,000,000 to be paid out of funds legally available therefor, within 10 business days after a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $250,000,000 (determined without any reduction for the $100,000,000 previously received in respect of the First Payment Date).
As a result of the Business Combination, which generated $247.3 million of gross proceeds (as described in Note 3), the Company paid the Co-Founders $40.0 million in addition to the initial consideration paid of $3. The Company recorded the consideration paid as a reduction of common stock and additional paid in capital. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. Following the third party audit of the investors’ NSA compliance, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022 in accordance with the NSA.
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders (see Note 11).
The Company evaluated this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, resulting in an estimated liability of $6.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital, as of March 31, 2022.
The payment came from proceeds of the Business Combination and PIPE Investment and therefore reduce the proceeds available to Momentus to fund its operations and capital expenditures going forward.
As part of the Repurchase Agreements, both Messrs. Kokorich and Khasis agreed to a broad waiver and release of all claims (broadly defined) against the Company. The Company has maintained that this release is effective as to various advancement or indemnification claims either individual may have against the Company. Both Messrs. Kokorich and Khasis have, through counsel, disagreed with the Company's position. Absent a negotiated resolution, there is a chance that the parties may litigate the matter. The total cumulative potential exposure for the disputes with both Messrs. Kokorich and Khasis is presently unknown but exceeds $1 million. We express no opinion on the probable outcome of these matters.
See “Risk Factors — We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all,” in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
Components of Results of Operations
Service Revenue
We enter into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. From inception to March 31, 2022, we have not yet completed a commercial launch of customer cargo. However, as of March 31, 2022 we have signed contracts with customers and have collected approximately $1.7 million in customer deposits, which are recorded as non-current contract liabilities in our consolidated balance sheets. The Company’s first launch with customers is currently anticipated to occur as early as May 2022, subject to receipt of licenses and government approvals, and successful completion of our current efforts to get the system ready for flight. While a portion of the deposit balance relates to performance obligations that may be satisfied over the next 12 months, the Company will classify customer deposits as non-current until the inaugural launch date is reasonably assured.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.
The Company will recognize revenue (along with any other fees that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million to customers during the year ended December 31, 2021.
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
As of March 31, 2022, we have expensed all research and development costs associated with developing and building our vehicles. Once we have achieved technological feasibility and released the design for volume production, we will capitalize the costs to construct any additional components for the vehicles. We expect to continue to see an increase in our research and development expenses as we develop our next generation of vehicles.
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
Comparison of Financial Results for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Service revenue	$—	$130	$(130)	N/A
Cost of revenue	—	48	(48)	N/A
Gross margin	—	82	(82)	N/A

Operating expenses:
Research and development expenses	9,971	9,906	65	1%
Selling, general and administrative expenses	14,853	14,005	848	6%
Operating loss	(24,824)	(23,829)	(995)	4%

Other income (expense):
Decrease (increase) in fair value of SAFE notes	—	81,564	(81,564)	N/A
Decrease (increase) in fair value of warrants	(451)	8,083	(8,534)	Not meaningful
Interest income	—	1	(1)	(100%)
Interest expense	(1,492)	(968)	(524)	54%
Other income (expense)	3	(179)	182	(102%)
Net income (loss)	$(26,834)	$64,671	(91,505)	(141%)
Service revenue
The revenue recognized during the three months ended March 31, 2021 was due to a customer contract cancellation, resulting in the forfeiture of $0.1 million of non-refundable customer deposits.
Cost of revenue
The cost of revenue recorded during the three months ended March 31, 2021 was due to costs incurred related to the cancelled contract.
Research and development expenses
Research and development expenses increased from $9.9 million to $10.0 million. The increase was primarily due to additional payroll costs, despite an 11 person decrease in headcount, of $1.1 million (including an increase of $0.3 million in non-cash stock based compensation) due to higher compensation packages related to the transition from start-up to a publicly traded company. Spending on components, materials, and other costs also increased by $0.4 million. The increase was offset by a $0.8 million reduction in subcontracted research and development as well as an $0.8 million impairment of a prepaid launch deposit specific to the three months ended March 31, 2021.

Selling, general and administrative expenses
Selling, general and administrative expenses increased from $14.0 million to $14.9 million. Non-stock based compensation payroll increased by $1.1 million, while total headcount remained the same, due to higher compensation packages for senior employees related to the transition from a start-up to a publicly traded company. Additional insurance costs of $0.7 million and additional general corporate costs of $0.8 million were incurred due to the extra requirements of operating as a publicly traded company. Increased spending of $4.3 million on non-legal professional fees was offset by a reduction of $2.2 million in legal spending as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. Stock based compensation cost decreased by $3.9 million due to the non-recurring stock modification in the prior period.
Decrease (increase) in fair value of SAFE notes
The decrease in the calculated fair value of SAFE notes during the three months ended March 31, 2021 was primarily due to an decrease in the estimated fair value of the Company’s stock, which at that time was driven by its relation to the market price of SRAC. All outstanding SAFE notes were converted to common stock upon completion of the Business Combination (see Note 9). Prior to conversion, our SAFE notes were classified as marked-to-market liabilities pursuant to ASC 480 and gains or losses were recorded as other income or expense.
Increase in fair value of warrants
For the three months ended March 31, 2021, the decrease in the calculated fair value of the private loan-related warrants was due to the decrease in the estimated fair value of the Company’s stock. All outstanding warrants in the prior period were exercised in connection with the Business Combination.
For the three months ended March 31, 2022, the increase in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 11.
Interest expense
Interest expense of $1.0 million for the three months ended March 31, 2021 relates to one month of cash and amortization interest under the original one year term of the Term Loan. During the three months ended March 31, 2022, the Company exercised its option to extend repayment of the loan, resulting in a decrease of the effective interest rate and $1.5 million of cash and amortization interest for the three month period. See Note 10.
Other income (expense)
Other expense in the three months ended March 31, 2021 was due to banking fees related to SAFE financing raised during the period. Other expense for the three months ended March 31, 2022 was immaterial.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily by issuing equity and debt, including the proceeds of the Business Combination and PIPE. As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $135.6 million, which are held in cash or invested in money market funds.
Historical Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(23,062)	$(21,199)
Investing activities	(521)	(431)
Financing activities	(938)	55,702
Net change in cash and cash equivalents	$(24,521)	$34,072
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $23.1 million, driven primarily by headcount costs, research and development activities, and professional fees related to the SEC and NSA compliance costs, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $9.3 million. Research and development activity expenses, including materials, components, and subcontractor costs were $3.9 million. Professional fees for compliance related to the SEC and NSA topics discussed in Note 12, business development, accounting and audit, and other services, were $5.8 million. Legal fees, related to public company costs as well as the class action complaints discussed in Note 12 were $2.5 million. Office overheads, other general corporate expenses, and cash interest were $4.0 million. Additionally, cash used in net working capital decreased by $2.4 million.
Net cash used in operating activities for the three months ended March 31, 2021 was $21.2 million, driven primarily by headcount costs, research and development activities, and selling, general, and administrative costs. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $5.6 million. Research and development activity expenses, including materials, components, and subcontractor costs were $4.4 million. Legal fees, related to the SEC and CFIUS review topics, discussed in Note 12, were $4.6 million. Professional fees for recruiting, accounting and audit, and other services were $1.5 million. Office overheads, other general corporate expenses, and cash interest were $1.9 million. Additionally, cash used in net working capital increased by $3.1 million.
Investing Activities
Net cash used in investing activities was $0.5 million and $0.4 million for the three months ended March 31, 2022, and 2021, respectively, which consisted primarily of purchases of machinery and equipment, build-outs in our facility, and capitalized implementation costs for cloud computing software.
Financing Activities
Net cash used in financing activities was $(0.9) million for the three months ended March 31, 2022, due to the first month of principal repayment under the Term Loam.
Net cash provided by financing activities was $55.7 million for the three months ended March 31, 2021, consisting of proceeds from the issuance of SAFE notes and the Term Loan.
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
•maintain, expand and protect our intellectual property portfolio; and
•comply with public company reporting requirements.
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
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. For example, the research and development, volume production, launch and in orbit operation of our vehicles have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Some of these risks and uncertainties are described in more detail in our Annual Report on Form 10-K filed by the Company on March 9, 2022, under the heading “Risk Factors — Risks Related to the Business and Industry of Momentus.”
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
We have principal of $24.1 million outstanding under the Term Loan. Refer to Note 10.
We enter into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. Refer to Note 12.
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
Co-Founder Divestment and Share Repurchase
In accordance with the NSA and pursuant to certain Repurchase Agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “the Co-Founders”) sold 100% of their respective equity interests in the Company on June 30, 2021. In exchange for their equity interests, the Company initially paid each entity $1, but will additionally pay up to an aggregate of $50,000,000, out of funds legally available therefor, to the Co-Founders, on a pro rata basis, as follows: (i) an aggregate of $40,000,000 to be paid out of funds legally available therefor, within 10 business days after the earlier of (A) a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $100,000,000 and (B) the Business Combination (the “First Payment Date”); and (ii) an aggregate of $10,000,000 to be paid out of funds legally available therefor, within 10 business days after a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $250,000,000 (determined without any reduction for the $100,000,000 previously received in respect of the First Payment Date).
As a result of the Business Combination, which generated $247.3 million of gross proceeds (as described in Note 3), the Company paid the Co-Founders $40.0 million in addition to the initial consideration paid of $3. The Company recorded the consideration paid as a reduction of common stock and additional paid in capital. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. Following the third party audit of the investors’ NSA compliance, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022 in accordance with the NSA.
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders.
The Company evaluated this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, resulting in an estimated liability of $6.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital, as of March 31, 2022. Refer to Note 11.
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
Revenue Recognition
We enter into short-term contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. From inception to March 31, 2022, we have not completed a commercial launch of customer cargo and as a result, have not recognized revenue related to performance obligations to date. However, as of March 31, 2022 we have signed contracts with customers and have collected approximately $1.7 million in customer deposits, which are recorded as non-current contract liabilities in our consolidated balance sheet and will be recognized as revenue (along with any other fess that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract.
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
Our contracts are cancellable for convenience by the customer and typically do not contain variable consideration. However, the full transaction price is collected in advance of the scheduled launch and all fees that are paid are non-refundable (and are not limited to deposits), regardless if the contract is cancelled by the customer or in the event a performance obligation is not satisfied by us. While the Company’s standard contracts do not contain refund or recourse provisions, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million to customers during the year ended December 31, 2021.
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
On May 21, 2021, the Company received notification from one of its launch service providers that it was terminating 2 launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments would be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the three months ended June 30, 2021. There was an unrelated impairment of $0.8 million the three months ended March 31, 2021.
On October 12, 2021, the Company began discussions with the same launch service provider about reestablishing a future launch schedule. As a result of the discussion, the Company signed a Launch Services Agreement on October 19, 2021 that reserves space on an upcoming launch, which is targeted for May 2022. While securing space on the manifest is an important step, our plan to launch in May 2022 remains subject to the receipt of licenses and other government approvals, and successful completion of our current efforts to get the system ready for flight. The Company determined that $2.7 million of the impaired deposits were potentially recoverable in connection with the reestablished schedule. The Company did not record any adjustments as a result of the discussions. See Note 4.
On May 4, 2022, as a subsequent event, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review in support of the Company’s inaugural flight of the Vigoride orbital transfer vehicle on the launch targeted for May 2022. Together with a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”), the Company has received all required government approvals required for its inaugural flight. See Note 14.
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
Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes-Merton option pricing model, is affected by assumptions regarding a number of variables as disclosed above, and any changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 11 for the specific assumptions we used in applying the Black-Scholes-Merton option pricing model to determine the estimated fair value of our stock options and awards granted during the three months ended March 31, 2022.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash and cash equivalents of $135.6 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the three and three months ended March 31, 2022 and 2021. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
ITEM 4. INTERNAL CONTROL OVER FINANCIAL REPORTING
Evaluation of Disclosure Controls and Procedures
The company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
ITEM 1. Legal Proceedings
See the disclosures under the caption “Legal Proceedings” in Note 12 in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K filed by the Company on March 9, 2022, which could materially affect our business, financial condition or future results. We do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K filed by the Company on March 9, 2022. The risks described in our Annual Report on Form 10-K filed by the Company on March 9, 2022, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
None.
ITEM 5. Other Information.
None.

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

10.1+	Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on March 14, 2022).
10.2+*	Form of option award agreement under 2022 Inducement Equity Plan.
10.3+*	Form of RSU award agreement under 2022 Inducement Equity Plan.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
__________
+     Indicates management contract or compensatory plan or arrangement
*     Filed herewith
**     Furnished herewith
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

MOMENTUS INC.

Date: May 10, 2022	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Jikun Kim
	Name:	Jikun Kim
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)