Form 10-Q
period 2022-06-30
Momentus Inc.
filed 2022-08-11
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 83,276,728 shares of common stock as of August 5, 2022.

Tables of Contents
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Momentus Inc.’s (the “Company,” “Momentus,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations.
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellite transport services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the effects of the COVID-19 pandemic on the Company’s business; the Company’s ability to comply with the terms of its National Security Agreement (the “NSA”) and any related compliance measures instituted by the director who was approved by the Committee on Foreign Investment in the United States (“CFIUS”) Monitoring Agencies (the “Security Director”); the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties

Tables of Contents
described under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A. in our Annual Report on Form 10-K filed with the SEC on March 9, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022, may not be exhaustive.
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

Tables of Contents

ITEM 1. FINANCIAL STATEMENTS
MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,052	$160,036
Restricted cash, current	1,005	197
Prepaids and other current assets	7,517	9,431
Total current assets	117,574	169,664
Property, machinery and equipment, net	4,514	4,829
Intangible assets, net	720	349
Operating right of use asset	6,991	7,604
Restricted cash, non-current	325	314
Other non-current assets	3,650	3,065
Total assets	$133,774	$185,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,124	$1,911
Accrued expenses	7,031	9,785
Loan payable, current	10,113	20,907
Contract liabilities, current	481	—
Operating lease liability, current	1,132	1,189
Share repurchase liability	5,780	—
Other current liabilities	5,043	5,075
Total current liabilities	30,704	38,867
Contract liabilities, non-current	1,206	1,554
Loan Payable, non-current	8,544	—
Warrant liability	3,945	5,749
Operating lease liability, non-current	6,716	7,284
Other non-current liabilities	454	483
Total non-current liabilities	20,865	15,070
Total liabilities	51,569	53,937
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value; 250,000,000 shares authorized and 83,264,832 issued and outstanding as of June 30, 2022; 250,000,000 shares authorized and 81,211,781 issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	340,593	340,570
Accumulated deficit	(258,389)	(208,683)
Total stockholders’ equity	82,205	131,888
Total liabilities and stockholders’ equity	$133,774	$185,825
The accompanying notes are an integral part of these condensed consolidated financial statements
The balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service revenue	$50	$—	$50	$130
Cost of revenue	12	—	12	48
Gross margin	38	—	38	82
Operating expenses:
Research and development expenses	10,896	20,794	20,867	30,700
Selling, general and administrative expenses	12,861	9,740	27,714	23,744
Total operating expenses	23,757	30,534	48,581	54,445
Loss from operations	(23,719)	(30,534)	(48,543)	(54,363)

Other income (expense):
Decrease in fair value of SAFE notes	—	100,803	—	182,367
Decrease in fair value of warrants	2,254	4,454	1,803	12,537
Realized gain (loss) on disposal of asset	1	—	(69)	—
Interest income	5	1	5	2
Interest expense	(1,413)	(3,389)	(2,905)	(4,357)
SEC settlement	—	(7,000)	—	(7,000)
Other income (expense)	—	(8)	3	(187)
Total other income (expense)	847	94,861	(1,163)	183,362
Income (loss) before income taxes	(22,872)	64,327	(49,706)	128,999
Income tax provision	—	1	—	1
Net (loss) income	$(22,872)	$64,327	$(49,706)	$128,998
Net (loss) income per share, basic	$(0.28)	$1.25	$(0.62)	$2.36
Net (loss) income per share, diluted	$(0.28)	$(0.59)	$(0.62)	$(0.90)
Weighted average shares outstanding, basic	81,319,533	51,474,305	80,642,670	54,620,299
Weighted average shares outstanding, diluted	81,319,533	69,653,223	80,642,670	72,847,925
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Three and six months ended June 30, 2022
	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	—	$—	—	$—	—	$—	81,211,781	$1	$340,570	$(208,683)	$131,888
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	170,751	—	48	—	48
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	113,710	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	—	—	—	—	—	—	(18,673)	—	(59)	—	(59)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,212	—	2,212
Share repurchase valuation adjustment	—	—	—	—	—	—	—	—	—	—	(6,000)	—	(6,000)
Shares issued upon exercise of warrant	—	—	—	—	—	—	—	—	278,146	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,834)	(26,834)
Balance, March 31, 2022	—	$—	—	$—	—	$—	—	$—	81,755,715	$1	$336,771	$(235,517)	$101,255
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,294,668	—	345	—	345
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	149,953	—	—	—	—
Issuance of common stock purchase of ESPP	—	—	—	—	—	—	—	—	77,162	—	190	—	190
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	—	—	—	—	—	—	(12,666)	—	(38)	—	(38)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,105	—	3,105
Share repurchase valuation adjustment	—	—	—	—	—	—	—	—	—	—	220	—	220
Net loss	—	—	—	—	—	—	—	—	—	—	—	(22,872)	(22,872)
Balance, June 30, 2022	—	$—	—	$—	—	$—	—	$—	83,264,832	$1	$340,593	$(258,389)	$82,205

	Three and six months ended June, 30 2021
	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	144,875,941	—	20,000,000	—	18,398,005	—	70,000,000	—	—	$—	$39,866	$(329,338)	$(289,472)
Retroactive application of recapitalization	(144,875,941)	—	(20,000,000)	—	(18,398,005)	—	(70,000,000)	—	62,510,690	1	—	—	—
Balance, December 31, 2020, as adjusted	—	$—	—	$—	—	$—	—	$—	62,510,690	$1	$39,866	$(329,338)	$(289,472)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	270,582	—	24	—	24
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,768	—	5,768
Net income	—	—	—	—	—	—	—	—	—	—	—	64,671	64,671
Balance, March 31, 2021	—	$—	—	$—	—	$—	—	$—	62,781,272	$1	$45,658	$(264,667)	$(219,009)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	39,515	—	11	—	11
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,344	—	2,344
Share repurchase	—	—	—	—	—	—	—	—	(25,601,733)	—	(22,000)		(22,000)
Net income	—	—	—	—	—	—	—	—	—	—	—	64,327	64,327
Balance, June 30, 2021	—	$—	—	$—	—	$—	—	$—	37,219,054	$—	$26,013	$(200,340)	$(174,326)
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(49,706)	$128,998
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	578	448
Amortization of debt discount and issuance costs	1,462	3,357
Amortization of right-of-use asset	613	661
Decrease in fair value of warrants	(1,803)	(12,537)
Decrease in fair value of SAFE notes	—	(182,367)
Impairment of prepaid launch costs	—	9,450
Loss on disposal of fixed asset	69	—
Stock-based compensation expense	5,247	8,112
Changes in operating assets and liabilities:
Prepaids and other current assets	1,914	(10,683)
Other non-current assets	(585)	(2,108)
Accounts payable	(742)	2,696
Accrued expenses	(2,555)	2,454
Accrued interest	53	—
Other current liabilities	(6)	2,043
Contract liabilities	133	450
Lease liability and right of use asset	(626)	(50)
Other non-current liabilities	11	5,000
Net cash used in operating activities	(45,943)	(44,077)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(488)	(2,185)
Proceeds from sale of property, machinery and equipment	7	—
Purchases of intangible assets	(464)	(3)
Net cash used in investing activities	(945)	(2,187)

Cash flows from financing activities:
Proceeds from issuance of SAFE notes	—	30,853
Proceeds from issuance of loan payable	—	25,000
Proceeds from exercise of stock options	393	35
Proceeds from employee stock purchase plan	190	—
Repurchase of Section 16 Officer shares for tax coverage exchange	(97)	—
Payment of loan payable	(3,763)	—
Payment of debt issuance costs	—	(144)
Payment of warrant issuance costs	—	(31)
Net cash (used in) provided by financing activities	(3,277)	55,713

(Decrease) Increase in cash, cash equivalents and restricted cash	(50,165)	9,449
Cash, cash equivalents and restricted cash, beginning of period	160,547	23,520
Cash, cash equivalents and restricted cash, end of period	$110,382	$32,968

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs in accounts payable and accrued expenses at period end	$—	$370
Deferred offering costs in loans payable at period end	$—	$1,500
Operating lease right-of-use assets in exchange for lease obligations	$—	$8,501
Share repurchase liability fair value	$5,780	$—

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$1
Cash paid for interest	$1,392	$1,000
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
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital transfer vehicle (Vigoride 3) in May 2022. The FAA favorable determination follows a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
On May 25, 2022, the Company launched its first demonstration flight of the Vigoride spacecraft (Vigoride 3) to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between the Vigoride spacecraft in low-earth orbit and a ground station on Earth, Momentus discovered that the Vigoride spacecraft had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. Since that time, the Company has been working to address the anomalies, identify root causes and deploy customer satellites.
The Company has determined that the Vigoride spacecraft's deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not operate as intended once in orbit. This resulted in low power and communications issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appear to be working as intended and are providing some power to the spacecraft. The Company has been working closely with the producer of the solar arrays and has identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also believes that it has identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride (of nine total customer satellites onboard Vigoride 3). Since that time, the Company has continued efforts to deploy other customer satellites, but did not confirm any subsequent deployments during the second quarter.
While Momentus initially established two-way communications with the Vigoride spacecraft, it has not been able to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022 the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13.
While Momentus has not been able to re-establish two-way communication with the Vigoride spacecraft, it has continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, the Vigoride spacecraft is equipped with a mechanism designed to autonomously deploy customer satellites in the event that the spacecraft loses communications with ground stations.
Subsequent to the end of the second quarter of 2022, the Vigoride spacecraft deployed four additional customer satellites including two on July 17, 2022 and two on July 29, 2022. With the Vigoride spacecraft having now deployed six of its nine customer satellites, Momentus has now deployed a total of seven customer satellites in Low Earth Orbit, comprising six satellites from Vigoride 3 and one satellite from the third-party deployer system.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
While Momentus is continuing efforts to address the anomalies experienced by the Vigoride spacecraft during its inaugural mission (Vigoride 3) and to deploy the three remaining customer satellites, the Company’s level of confidence that it will be able to perform some planned operations of the vehicle on this test and demonstration mission has substantially declined. The Company is working to incorporate improvements identified during the current mission in advance of its planned follow-on missions.
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as November 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
Background and Business Combination
On August 12, 2021, the Company consummated a merger pursuant to certain Agreement and Plan of Merger, dated October 7, 2020, and as amended on March 5, 2021, April 6, 2021, and June 29, 2021 (the “Merger Agreement”), by and among Stable Road Acquisition Corp (“SRAC”), Project Marvel First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of SRAC (the “First Merger Sub”), and Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of SRAC (the “Second Merger Sub”), pursuant to which First Merger Sub merged with and into Momentus Inc., a Delaware corporation (“Legacy Momentus”), with Legacy Momentus as the surviving corporation of the First Merger Sub, and immediately following which Legacy Momentus merged with and into the Second Merger Sub, with the Second Merger Sub as the surviving entity (the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from Stable Road Acquisition Corp. to Momentus Inc., and Legacy Momentus changed its name to Momentus Space, LLC.
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
Pursuant to the Amended and Restated Certificate of Incorporation of the Company, at the Closing, each share of SRAC’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), converted into one share of SRAC’s Class A Common Stock. After the Closing and following the effectiveness of the Second Amended and Restated Certificate of Incorporation of the Company, each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of the Company’s Common Stock, par value $0.00001 per share (“Common Stock”), without any further action by the Company or any stockholder thereof.
Prior to the Business Combination, SRAC’s units, public shares, and public warrants were listed on the Nasdaq under the symbols “SRACU,” “SRAC,” and “SRACW,” respectively. On August 13, 2021, the Company's Common Stock and public warrants began trading on the Nasdaq, under the symbols “MNTS” and “MNTSW,” respectively.
On October 7, 2020 and July 15, 2021, SRAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 11,000,000 shares of the Company’s Common Stock at $10.00 per share for aggregate gross proceeds of $110.0 million (the “PIPE Investment”). The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Common Stock at $11.50 per share. The warrants were recorded as a derivative liability under ASC Topic 815, Derivatives and

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Hedging, (“ASC 815”) and the warrant liability was initially valued at $30.5 million. See Note 11 for more information. The PIPE Investment was consummated concurrently with the closing of the Business Combination.
Note 2. Summary of Significant Accounting Policies
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
Unaudited Interim Financial Information
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (the “FASB”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2022 and December 31, 2021, the net (loss) income for the three and six months ended June 30, 2022 and 2021, the stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2021 and 2020, filed with the SEC in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
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
In connection with the Business Combination, outstanding units of Momentus were converted into Common Stock of the Company, par value $0.00001 per share, representing a recapitalization. Momentus is deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the date of the Closing (the “Closing Date”) are those of Momentus. The shares and corresponding capital amounts and net (loss) income per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. None of the reclassifications have changed the total assets, liabilities, stockholders’ equity (deficit), income, expenses or net losses previously reported.
Principles of Consolidation
The consolidated financial statements include the financial statements of all the subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the financial statements include, but are not limited to, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based awards, Simple Agreement for Future Equity (“SAFE”) notes and warrant liabilities.
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
Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company after the consummation of the Business Combination has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. The Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions for two purposes. $0.4 million is restricted as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020. $0.1 million of this restricted cash is classified as a current asset as it will be returned to the Company one year following the completion of the Business Combination, while the remaining $0.3 million is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond at least one year from June 30, 2022. $0.9 million is restricted for expenditures related to the National Security Agreement (“NSA”). See Note 12.
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
As of June 30, 2022, and December 31, 2021, the Company had $4.6 million and $3.0 million, respectively, of deferred fulfillment and prepaid launch costs in the accompanying consolidated balance sheets. On May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments would be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the six months ended June 30, 2021. There was an unrelated impairment of $0.8 million in the six months ended June 30, 2021.
On October 12, 2021, the Company began discussions with the same launch service provider about reestablishing a future launch schedule. As a result of the discussion, the Company signed a Launch Services Agreement on October 19, 2021 that reserved space on a launch that occurred in May 2022. The Company determined that $2.7 million of the impaired deposits were potentially recoverable in connection with the reestablished schedule. The Company did not record any adjustments as a result of the discussions. See Note 4.
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital transfer vehicle (Vigoride 3) in May 2022. The FAA favorable determination follows a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
On May 25, 2022, the Company launched its first demonstration flight of the Vigoride spacecraft (Vigoride 3) to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between the Vigoride spacecraft in low-earth orbit and a ground station on Earth, Momentus discovered that the Vigoride spacecraft had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. Since that time, the Company has been working to address the anomalies, identify root causes and deploy customer satellites.
The Company has determined that the Vigoride spacecraft's deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not operate as intended once in orbit. This resulted in low power and communications issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appear to be working as intended and are providing some power to the spacecraft. The Company has been working closely with the producer of the solar arrays and has identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also believes that it has identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride (of nine total customer satellites onboard Vigoride 3). Since that time, the Company has continued efforts to deploy other customer satellites, but did not confirm any subsequent deployments during the second quarter.
While Momentus initially established two-way communications with the Vigoride spacecraft, it has not been able to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022 the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13.
While Momentus has not been able to re-establish two-way communication with the Vigoride spacecraft, it has continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, the Vigoride spacecraft is equipped with a mechanism designed to autonomously deploy customer satellites in the event that the spacecraft loses communications with ground stations.
Subsequent to the end of the second quarter of 2022, the Vigoride spacecraft deployed four additional customer satellites including two on July 17, 2022 and two on July 29, 2022. With the Vigoride spacecraft having now deployed six of its nine customer satellites, Momentus has now deployed a total of seven customer satellites in Low Earth Orbit, comprising six satellites from Vigoride 3 and one satellite from the third-party deployer system.
While Momentus is continuing efforts to address the anomalies experienced by the Vigoride spacecraft during its inaugural mission (Vigoride 3) and to deploy the three remaining customer satellites, the Company’s level of confidence that it will be able to perform some planned operations of the vehicle on this test and demonstration mission has substantially declined. The Company is working to incorporate improvements identified during the current mission in advance of its planned follow-on missions.
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as November 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
In connection with the launch of the Company’s first Vigoride (Vigoride 3) and the third party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight. $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third party deployer, intended as a demonstration of Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs.
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
Deferred Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Business Combination. Upon completion of the Business Combination, all deferred offering costs were netted with proceeds from the Business Combination, with costs relating to the issuance of equity recorded as a reduction of additional paid in capital, while all costs related to the liability classified warrants were charged to expense. See Note 3 for more information.
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
Revenue Recognition
The Company enters into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. The Company recognizes revenue (along with any other fees that have been paid) upon the earlier of the satisfaction of the Company’s performance obligation or when the customer cancels the contract.
In connection with the May 25, 2022 flight of the Vigoride spacecraft and the third-party deployer from a partner company, the Company completed one of the intended performance obligations, resulting in $50 thousand of recognized revenue, which was previously recorded in contract liabilities. The remaining customer payloads were negatively impacted by the Vigoride anomalies and as a result did not receive the anticipated level of service. As a result, the Company offered concessions to these customers, the value of which was unresolved as of June 30, 2022. Due to this unresolved variable consideration, the Company recorded the related customer deposits of $133 thousand as deferred revenues within current contract liabilities.
For the year ended December 31, 2021, the Company recognized revenue related to customer cancelled contracts of $0.3 million, which were previously recorded as a contract liability. The Company also recorded $(135) thousand as a reduction of cost of revenue which represents the reversal of a contingency recorded during the prior year for loss contracts, partially offset by costs incurred related to one of the cancelled contracts. During the year ended December 31, 2021, in conjunction with the isolated refunds described below, the Company signed amendments with those customers considered in the contingency, such that the services will no longer be free of charge.
As of June 30, 2022, and December 31, 2021, the Company had collected $1.7 million and $1.6 million, respectively, in customer deposits related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as current and non-current contract liabilities in the Company’s consolidated balance sheets. Included in the collected amount as of June 30, 2022 are $1.2 million of non-current deposits.
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million during the year ended December 31, 2021.
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the six months and fiscal year ended June 30, 2022 and December 31, 2021.
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
The Company’s share repurchase agreement with the Co-Founders is recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The share repurchase agreement is classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes (see Note 11). There were no transfers between levels of input during the three and six months ended June 30, 2022 and 2021.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Warrant Liability
The Company’s private warrants and stock purchase warrants are recorded as derivative liabilities pursuant to ASC 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model to calculate fair value. See Note 11. Significant unobservable inputs, prior to the Company’s stock being publicly listed, included stock price, volatility and expected term. At the end of each reporting period, changes in fair value during the period are recognized as a components of other income (expense), net within the consolidated statements of operations. The Company will continue to adjust the warrant liabilities for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.
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
SAFE Notes
The Company issued SAFE notes to investors during the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, which were converted to shares of Common Stock in connection with the Business Combination. Prior to conversion, the Company determined that the SAFE notes were not a legal form of debt (i.e., no creditors’ rights). The SAFE notes included a provision allowing for the investors to receive a portion of the proceeds upon a change of control equal to the greater of their investment amount or the amount payable based upon a number of shares of Common Stock equal to the investment amount divided by the liquidity price, the occurrence of which is outside the control of the Company. This provision required that the SAFE notes be classified as marked-to-market liabilities pursuant to ASC 480. See Note 9.
Basic and Diluted (Loss) Income Per Share
Net (loss) income per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net (loss) income per share is computed by dividing losses by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares and SAFE notes if their effect is anti-dilutive. See Note 11.
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three and six months ended June 30, 2022 and 2021 there were immaterial impairments of long-lived assets. See Note 5 and Note 6.
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
The fair value of equity awards is expensed over the related service period which is typically the vesting period, and expense is only recognized for awards that are expected to vest. The Company accounts for forfeitures as they occur.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan for the six months ended June 30, 2022 and 2021.
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
The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable lease payments are recognized in the period in which the obligation for those payments is incurred. In addition, the Company elected the practical expedient such that it does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less of all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, Segment Reporting, we are not organized around specific services or geographic regions. We currently operate in one service line providing in-space transportation services.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplified the accounting for income taxes by removing certain exceptions to the general principles in income taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.
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
One-time direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction. Costs of $27.8 million allocated to the issuance of equity were recorded as a reduction of equity raised, presented in additional paid in capital, while costs of $4.8 million allocated to the liability classified warrants were charged to expense. On the Closing Date, each holder of Momentus Inc. preferred and common stock received approximately 0.2467416 shares of the Company’s Common Stock, par value $0.00001 per share. See Note 11 for additional details of the Company's stockholders' equity (deficit) prior to and subsequent to the Merger.
All equity awards of Momentus Inc. were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Common Stock. As a result, each outstanding stock option was converted into an option to purchase shares of the Company’s Common Stock based on an exchange ratio of 0.2467416, and each outstanding restricted stock award was converted into restricted stock awards of the Company that, upon vesting, may be settled for shares of the Company’s Common Stock based on an exchange ratio of 0.2467416.
Outstanding private warrants of Momentus Inc. common stock were also converted into warrants to purchase shares of the Company’s Common Stock based on an exchange ratio of 0.2467416.
Each public and private warrant of SRAC that was unexercised at the time of the Merger was assumed by the Company and represents the right to purchase one share of the Company’s Common Stock upon exercise of such warrant. See Note 11 for more information.
Lock-up Agreements
In conjunction with the Closing, certain insider stockholders executed lock-up agreements, pursuant to which such stockholders agree not to transfer any shares of Common Stock for a period of six months after the Closing or, if earlier, the first date the closing price of the Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the Closing.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PIPE Investment
On October 7, 2020 and July 15, 2021, SRAC entered into subscription agreements with the PIPE Investors to which such investors collectively subscribed for an aggregate of 11,000,000 shares of the Company’s Common Stock at $10.00 per share for aggregate gross proceeds of $110.0 million. The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Common Stock at $11.50 per share. The warrants were recorded as a derivative liability under ASC 815, and the warrant liability was initially valued at $30.5 million. See Note 11. The PIPE Investment was consummated concurrently with the closing of the Business Combination..
Note 4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Prepaid launch costs, current	$1,064	$—
Prepaid research and development	3,813	4,870
Prepaid insurance and other assets	2,640	4,562
Total	$7,517	$9,431
As of June 30, 2022 and December 31, 2021, the non-current portion of prepaid launch costs recorded in other non-current assets was $3.6 million and $3.0 million, respectively.
FAA Application
On May 10, 2021, the Company received a letter from the FAA denying the Company’s application for a payload review for the then-planned June 2021 launch. According to the letter, during an interagency consultation, the FAA was informed that the launch of the Company’s payload posed national security concerns associated with the Company’s then-current corporate structure. The letter further stated that the FAA understood that the Company was undergoing a process that might resolve the national security concerns, and that the FAA could reconsider a payload application when that process was completed.
As a result of the FAA application denial, on May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments were non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the six months ended June 30, 2021. There was an unrelated impairment of $0.8 million for the three and six months ended June 30, 2021.
On October 12, 2021, the Company began discussions with the same launch service provider about reestablishing a future launch schedule. As a result of such discussion, the Company signed a Launch Services Agreement on October 19, 2021 that reserved space on a launch that occurred in May 2022. The Company determined that $2.7 million of the impaired deposits were potentially recoverable in connection with the reestablished schedule. The Company did not record any adjustments as a result of the discussions.
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital transfer vehicle (Vigoride 3) in May 2022. The FAA favorable determination follows a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
All future missions remain subject to the receipt of licenses and government approvals, and successful completion of current efforts to get the system ready for flight. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
In connection with the launch of the Company’s first Vigoride (Vigoride 3) and the third party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight. $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third party deployer, intended as a demonstration of Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs.
Note 5. Property, Machinery and Equipment, net
Property, machinery and equipment, net consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Computer equipment	$178	$178
Furniture and fixtures	55	206
Leasehold improvements	2,693	2,693
Machinery and equipment	3,455	3,332
Construction in-progress	372	247
Property, machinery and equipment, gross	6,753	6,656
Less: accumulated depreciation	(2,239)	(1,827)
Property, machinery and equipment, net	$4,514	$4,829
Depreciation expense related to property, machinery and equipment was $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The Company had immaterial disposals of furniture and machinery during the three and six months ended June 30, 2022.
Note 6. Intangible Assets, net
Intangible assets, net consisted of the following as of June 30, 2022:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$450	$(110)	$340	7.2
Capitalized cloud implementation costs	450	(70)	380	2.6
Total	$900	$(180)	$720
Intangible assets, net consisted of the following as of December 31, 2021:

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$404	$(91)	$313	7.5
Capitalized cloud implementation costs	43	(7)	36	2.6
Total	$447	$(98)	$349
Amortization expense related to intangible assets was $44 thousand and $82 thousand for the three and six months ended June 30, 2022, respectively, and $12 thousand and $22 thousand for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2022	$99
2023	199
2024	190
2025	75
2026	49
Thereafter	108
Total	720
There were no intangible asset impairments during both the three and six months ended June 30, 2022, and 2021.
Note 7. Leases
The Company leases office space under non-cancellable operating leases with terms expiring from November 2022 through February 2028. The leases require monthly lease payments that are subject to annual increase throughout the lease term.
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
The components of operating lease expense were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$404	$435	$844	$871
Variable lease expense	142	148	292	295
Short-term lease expense	—	3	—	6
Total lease expense	$546	$586	$1,136	$1,172
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of June 30, 2022, the weighted-average remaining lease term was 5.6 years and the weighted-average discount rate was 5.6%.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Leases (cont.)
As of June 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2022	$778
2023	1,533
2024	1,580
2025	1,627
2026	1,674
Thereafter	2,026
Total lease payments	9,218
Less: Imputed interest	(1,370)
Present value of lease liabilities	$7,848
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Legal and other professional services	$3,541	$4,121
Compensation expense	1,722	3,862
Research and development projects	1,242	1,240
Other current expense	363	399
Payroll tax expense	163	163
Total	$7,031	$9,785
Note 9. SAFE Notes
The Company issued SAFE notes to investors. During the six months ended June 30, 2021, the Company issued SAFE notes to investors in exchange for aggregate proceeds of $30.9 million. On August 12, 2021, as a result of the Business Combination, all of the Company’s outstanding SAFE notes, representing principal of $78 million and a fair value of $136 million on the conversion date, converted into 12,403,469 shares of Common Stock of the Combined Company.
Prior to conversion, the Company determined that the SAFE notes were not a legal form of debt (i.e., no creditors’ rights). The SAFE notes included a provision allowing for cash redemption upon the occurrence of a change of control, the occurrence of which was outside the control of the Company. The provision required the SAFE notes be classified as marked-to-market liabilities pursuant to ASC 480. The income (loss) reported from the decrease (increase) in the estimated fair value of the SAFE notes was $100.8 million and $182.4 million for the three and six months ended June 30, 2021, respectively. These amounts are included in other income (expense).
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Loan Payable (cont.)
In conjunction with the Term Loan, warrants to purchase preferred stock up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The additional 20% of the warrants was forfeited as of June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815 with the offset recorded as a debt discount. On August 12, 2021 the lender exercised the warrant. See Note 11. Additionally, the Company incurred debt issuance costs of $0.1 million, which were recorded as a direct deduction from the carrying amount of the Term Loan.
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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was $0.7 million and $1.5 million for the three and six months ended June 30, 2022, respectively, and $2.6 million and $3.4 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, the Company’s total loan payable consisted of gross Term Loan payable of $21.2 million and accrued interest of $0.1 million, offset by unamortized debt discount and issuance costs of $2.6 million. The Term Loan principal has future scheduled maturities for the remainder of 2022 of $5.9 million, as well as $13.0 million and $2.3 million for 2023 and 2024, respectively.
Promissory Notes
On June 29, 2021, the Company and SRAC amended the Merger Agreement which, among other things, provided for the issuance by the Company of two second lien notes (the “Promissory Notes”). The Promissory Notes, in the amount of $1.5 million each, were held by the Company’s outside counsel and SRAC, and were for certain legal fees and expenses incurred by SRAC and the Company in relation to the Merger Agreement. As a result of the Business Combination, the amount due to SRAC became an intercompany transaction which was eliminated from the combined entity’s consolidated balance sheets. During the year ended December 31, 2021, the Company signed an agreement with its outside counsel and made a payment which settled the Promissory Notes as well as all outstanding payables. The agreement resulted in a reduction of $2.6 million in the amount due for expenses incurred during the year, which was recorded as a reduction to legal expenses.
Note 11. Stockholders’ Equity (Deficit) and Stock-based Compensation
Common Stock and Preferred Stock
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company is authorized and has available a total of 270,000,000 shares of stock, consisting of (i) 250,000,000 shares of Common Stock, par value $0.00001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”).
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
Co-Founder Divestment and Share Repurchase
In accordance with the NSA and pursuant to certain Repurchase Agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively, the “Co-Founders”) sold 100% of their respective equity interests in the Company on June 30, 2021. In exchange for their equity interests, the Company initially paid each entity $1, but will additionally pay up to an aggregate of $50,000,000, out of funds legally available therefor, to the Co-Founders, on a pro rata basis, as follows: (i) an aggregate of $40,000,000 to be paid out of funds legally available therefor, within 10 business days after the earlier of (A) a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $100,000,000 and (B) the Business Combination (the “First Payment Date”); and (ii) an aggregate of $10,000,000 to be paid out of funds legally available therefor, within 10 business days after a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $250,000,000 (determined without any reduction for the $100,000,000 previously received in respect of the First Payment Date).
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
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, resulting in an estimated liability of $5.8 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital, as of June 30, 2022.
Stock Purchase Warrants
In February 2021, the Company entered into the Term Loan. In conjunction with the Term Loan, warrants up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The remaining 20% of the warrants were forfeited on June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815 with the offset recorded as a debt discount. The Company recorded the decrease in the estimated fair value of the warrant of $(4.1) million and $(11.1) million for three and six months ended June 30, 2021, respectively, within other income (expense) in the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination. The loan remains outstanding as of June 30, 2022.
In March 2020, the Company entered into an equipment financing agreement to fund the acquisition of specific and eligible equipment (the “Equipment Loan”). In conjunction with the Equipment Loan, the Company issued stock

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
purchase warrants to the lender, which allowed for the purchase of 191,108 shares of Common Stock in a subsequent round of financing. These warrants were also accounted for as a derivative liability and the decrease in the estimated fair value of the warrant of $(0.4) million and $(1.5) million for the three and six months ended June 30, 2021, respectively, was recorded within other income (expense) in the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination.
Public and Private Warrants
As of June 30, 2022, the Company had public and private warrants outstanding to purchase 8,625,000 and 11,272,500 of Common Stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $11.50 per share, subject to adjustment, at any time commencing on August 12, 2021. The public and private warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
Additionally, the Company had private warrants outstanding to purchase 308,569 shares of Common Stock, with an exercise price of $0.20 per share, unrelated to the Business Combination, which were exercised on a net basis for 278,146 shares during the six months ended June 30, 2022.
The private warrants assumed in connection with the Business Combination were accounted for as a derivative liability and the decrease in estimated fair value of the warrants of $(2.3) million and $(1.8) million for the three and six months ended June 30, 2022, respectively, was recorded within other expense. The public warrants and the legacy outstanding private warrants were recorded as equity.
Contingent Sponsor Earnout Shares
As a result of the Business Combination, the Company modified the terms of 1,437,500 shares of Common Stock held by SRAC’s sponsor (the “Sponsor Earnout Shares”), such that all such shares will be forfeited if the share price of Common Stock does not reach a volume-weighted average closing sale price of $12.50, two thirds of such shares will be forfeited if the share price of Common Stock does not reach a volume-weighted average closing sale price of $15.00, and one third of such shares will be forfeited if the share price of Common Stock does not reach a volume-weighted average closing sale price of $17.50, in each case, prior to the fifth anniversary of the Business Combination. Certain events which change the number of outstanding shares of Common Stock, such as a split, combination, or recapitalization, among other potential events, will equitably adjust the target vesting prices above. The Sponsor Earnout Shares may not be transferred without the Company’s consent until the shares vest.
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
In February and March 2020, the Board approved the Amended and Restated 2018 Stock Plan (the “2018 Plan”). No additional grants have been made since 2020 and no new grants will be made from the 2018 Plan, however, the options issued and outstanding under the plan continue to be governed by the terms of the 2018 Plan. Forfeitures from the legacy plans become available under the 2021 Equity Incentive Plan, described below.
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 5,982,922 shares of Common Stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lessor of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board. During the six months ended June 30, 2022, the shares available for grant under the 2021 Plan increased by 2,436,353 and 255,017 due to the evergreen provision and forfeitures from the Initial Plan and the 2018 Plan, respectively. As of June 30, 2022, there were 1,363,167 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 1,595,445 shares of Common Stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Common Stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lessor of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 1,595,445 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the six months ended June 30, 2022, the shares available for issuance under the 2021 ESPP Plan increased by 406,059 due to the evergreen provision. During the six months ended June 30, 2022, 77,162 shares were issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $0.1 million as of June 30, 2022, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period.
2022 Inducement Equity Plan
In February 2022, the Company adopted the 2022 Inducement Equity Plan (the “2022 Plan”), under which 4,000,000 shares of Common Stock were initially reserved for issuance. The 2022 Plan allows for the issuance of NSOs, RSAs, SARs, RSUs, and stock bonus awards, subject to certain eligibility requirements. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four-year period. As of June 30, 2022 only RSU grants have been made under the 2022 Plan and there were 2,276,253 shares remaining available for grant. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the six months ended June 30, 2022:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,043,492	$0.27
Granted	1,064,862	2.54
Vested exercised	(1,468,551)	0.27
Forfeitures	(255,017)	0.27
Outstanding as of June 30, 2022	3,384,786	$0.98	7.3	$4,398
Exercisable as of June 30, 2022	1,641,510	$0.38	5.8	$2,956
Vested and expected to vest as of June 30, 2022	3,384,786	$0.98	7.3	$4,398
As of June 30, 2022, there was a total of $1.8 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.1 years.
The total intrinsic value of options exercised during the three and six months ended June 30, 2022, was $3.7 million and $4.1 million, respectively, and during the three and six months ended June 30, 2021 was $0.5 million and $5.3 million, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
The assumptions used under the Black-Scholes-Merton Option Pricing model and weighted average fair value of options on the grant date are as follows:

	Six Months Ended June 30,
	2022	2021
Expected term (in years)	5.8	N/A
Risk-free interest rate	2.35%	N/A
Expected volatility	61.90%	N/A
Dividend yield	0.00%	N/A
Fair value on grant date	$1.46	N/A
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the six months ended June 30, 2022. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. share price)
Outstanding as of December 31, 2021	2,812,110	$10.87
Granted	5,825,877	2.65
Vested	(276,520)	9.82
Forfeited	(928,933)	8.01
Outstanding as of June 30, 2022	7,432,534	$4.80
As of June 30, 2022, there was a total of $31.1 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $16.1 million.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development expenses	$514	$66	$887	$134
Selling, general and administrative expenses	2,521	2,278	4,360	7,978
Total	$3,035	$2,344	$5,247	$8,112
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Options	$174	$2,344	$251	$8,112
RSUs & RSAs	2,909	—	4,984	—
ESPP	22	—	82	—
Performance Awards	$(70)	$—	(70)	—
Total	$3,035	$2,344	$5,247	$8,112
Performance Awards
Performance awards under the 2021 Plan are accounted for as liability-classified awards, as the obligations are typically a fixed monetary amount which is settled on a future date in a variable number of shares of the Company’s Common Stock. The variable number of potentially settled shares is not limited. Performance awards are measured at their fair value based on management’s estimates of potential outcomes of the performance. Successful completion of performance awards was determined to be not probable as of June 30, 2022, therefore no shares correspond to outstanding performance awards if they were settled on June 30, 2022.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
Income (Loss) Per Share
The following table sets forth the computation of diluted net (loss) income per share:

Diluted Net (Loss) Income Per Share	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share-based data)	2022	2021	2022	2021
Numerator:
Net (loss) income	$(22,872)	$64,327	$(49,706)	$128,998
Less:
Decrease in fair value of SAFE notes	—	(100,803)	—	(182,367)
Decrease in fair value of warrants	—	(4,448)	—	(12,529)
Net loss allocated to common stockholders for diluted net loss per share	$(22,872)	$(40,924)	$(49,706)	$(65,898)
Denominator:
Denominator for basic net loss per share - weighted average shares outstanding	81,319,533	51,474,305	80,642,670	54,620,299
Dilutive options and unvested stock units outstanding	—	5,091,392	—	5,135,631
Dilutive warrants outstanding	—	620,531	—	625,000
Dilutive SAFE notes outstanding (shares not reserved)	—	12,466,995	—	12,466,995
Denominator for diluted net loss per share - adjusted weighted average shares outstanding	81,319,533	69,653,223	80,642,670	72,847,925

Net (loss) income per share - basic	$(0.28)	$1.25	$(0.62)	$2.36
Net loss per share - diluted	$(0.28)	$(0.59)	$(0.62)	$(0.90)
Net (loss) income per share is provided in accordance with ASC 260-10, Earnings Per Share. Basic earnings per share is computed by dividing net (loss) income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. It is computed by dividing undistributed earnings allocated to common stockholders for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding preferred shares, options and unvested stock units, and warrants outstanding pursuant to the treasury stock method.
As the Company incurred a net loss for the three and six months ended June 30, 2022, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive, and, accordingly, were excluded from the diluted loss per share calculation. As the Company had net income for the three and six months ended June 30, 2021, there were no exclusions from the diluted income per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options and unvested stock units outstanding	6,109,403	N/A	6,000,378	N/A
Warrant outstanding	19,897,500	N/A	20,023,655	N/A
Contingent Sponsor Earnout Shares	1,437,500	N/A	1,437,500	N/A
Total	27,444,403	N/A	27,461,533	N/A

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of June 30, 2022, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
2022	$10,444
2023	11,900
2024	600
Thereafter	—
Total	$22,944
Legal Proceedings
Securities Class Actions
On July 15, 2021, a purported stockholder of SRAC filed a putative class action complaint against SRAC, SRC-NI Holdings, LLC ("Sponsor"), Brian Kabot (SRAC CEO), James Norris (SRAC CFO), Momentus, and the Company's co-founder and former CEO, Mikhail Kokorich, in the United States District Court for the Central District of California, in a case captioned Jensen v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05744 (the "Jensen class action"). The complaint alleges that the defendants omitted certain material information in their public statements and disclosures regarding the Business Combination, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021.
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
On November 12, 2021, Lead Plaintiff Hartmut Haenisch filed an Amended Consolidated Class Action Complaint (the “Amended Complaint”) against SRAC, Sponsor, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel (the "Stable Road Defendants"), Momentus, Dawn Harms, Fred Kennedy (the "Momentus Defendants"), and Mikhail Kokorich. Ms. Harms and Mr. Kennedy, and others, were added as defendants in the Amended Complaint. The Amended Complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Business Combination, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021.
On February 14, 2022, the Momentus Defendants filed their motions to dismiss and the Stable Road Defendants filed their motion to dismiss the Amended Complaint. Mr. Kokorich has not been served, nor appeared, in the litigation. On July 13, 2022, the Court issued its ruling on the motions to dismiss, granting the Stable Road Defendants' motion as to Count 1 as against Defendants Quiroga, Norris and Hofmockel, granting the motion, granting the Momentus Defendants' motions as to Count III as against Defendants Harms and Kennedy, and denying the motions on all other counts. The remaining Defendants are required to answer all remaining counts on or before August 2, 2022, and a case management conference has been scheduled for August 22, 2022. Momentus disputes the allegations in the Amended Complaint and intends to vigorously defend the litigation.

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
SEC Settlement and CFIUS Review
On January 24, 2021, the Company received a subpoena from the Division of Enforcement of the U.S. Securities and Exchange Commission ("Division of Enforcement") requesting documents regarding the Registration Statement on Form S-4 and Amendment No. 1 thereto (the "Registration Statement") filed by SRAC in connection with the Business Combination. The Company entered into a settlement with the SEC on July 8, 2021. As a result of the settlement, in accordance with ASC Topic 450, Contingencies, (“ASC 450”) the Company paid a fine of $2 million and recorded a liability of $5 million within other current liabilities, due one year from the settlement date. The Company paid the remaining $5 million liability on July 8, 2022.
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
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
agreements with launch providers, resulting in an estimated liability of $5.8 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital, as of June 30, 2022.
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
The Company incurred legal expenses related to these matters of approximately $0.5 million and $1.3 million during the three and six months ended June 30, 2022, respectively, and $3.5 million and $7.4 million during the three and six months ended June 30, 2021, respectively, and expects to continue to incur legal expenses in the future.

Shareholder Section 220 Litigation
On June 16, 2022, Plaintiff and Momentus shareholder James Burk filed a verified complaint against Momentus in the Delaware Court of Chancery, Case. No. 2022-0519, to inspect the books and records of Momentus pursuant to Section 220 of the Delaware General Corporation Law. Plaintiff seeks production of books and records relating to the management of Momentus and its disclosures to potential investors in connection with the August 2021 de-SPAC merger of the Company. The matter is currently stayed pending the Company's production of certain documents to satisfy Plaintiff's requests for inspection. Plaintiff has demanded an order compelling the Company to comply with Plaintiff's production demands and granting Plaintiff an award of attorney's fees in connection with its prosecution of the matter. The Company from time to time responds to books and records requests properly submitted pursuant to applicable Delaware law. Momentus disputes the allegations and intends to vigorously defend the litigation.
Shareholder Derivative Litigation
On June 20, 2022, a shareholder derivative action was filed by Brian Lindsey, on behalf of Momentus, in the US District Court for the Central District of California, Case No. 2:22-cv-04212, against Momentus (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood. This derivative action alleges the same core allegations as stated in the securities class action litigation. Defendants dispute the allegations and intend to file a motion to dismiss the derivative action. Momentus disputes the allegations and intends to vigorously defend the litigation.
SAFE Note Litigation
On July 20, 2022, The Larian Living Trust ("TLLT") filed an action against Momentus in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4 million in Momentus. TLLT alleges that a "liquidity event" occurred when Momentus closed the de-SPAC merger in August of 2021, such that it was entitled to the greater of its $4 million investment or its “Conversion Amount” of Momentus shares, which was a total of 724,995 shares of Momentus stock. TLLT further alleges that Momentus refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its attorney's fees and costs. Momentus disputes the allegations and intends to vigorously defend the litigation.
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
Note 13. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes and a full valuation allowance for deferred tax assets.

Tables of Contents
ITEM 2. MOMENTUS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”). This discussion and analysis should also be read together with our financial information for the period ended and as of June 30, 2022. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology. We have signed contracts for approximately $55 million in backlog (potential revenue), as of July 31, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 22 companies in 16 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. Refer to “Risk Factors — We may not be able to convert our orders in backlog into revenue,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
On May 25, 2022, the Company launched its first demonstration flight of the Vigoride spacecraft (Vigoride 3) to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between the Vigoride spacecraft in low-earth orbit and a ground station on Earth, Momentus discovered that the Vigoride spacecraft had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. Since that time, the Company has been working to address the anomalies, identify root causes and deploy customer satellites.

The Company has determined that the Vigoride spacecraft's deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not operate as intended once in orbit. This resulted in low power and communications issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appear to be working as intended and are providing some power to the spacecraft. The Company has been working closely with the producer of the solar arrays and has identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also believes that it has identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride (of nine total customer satellites onboard Vigoride 3). Since that time, the Company has continued efforts to deploy other customer satellites, but did not confirm any subsequent deployments during the second quarter.
While Momentus initially established two-way communications with the Vigoride spacecraft, it has not been able to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022 the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13.
While Momentus has not been able to re-establish two-way communication with the Vigoride spacecraft, it has continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, the Vigoride spacecraft is equipped with a mechanism designed to autonomously deploy customer satellites in the event that the spacecraft loses communications with ground stations.
Subsequent to the end of the second quarter of 2022, the Vigoride spacecraft deployed four additional customer satellites including two on July 17, 2022 and two on July 29, 2022. With the Vigoride spacecraft having now deployed six of its nine customer satellites, Momentus has now deployed a total of seven customer satellites in Low Earth Orbit, comprising six satellites from Vigoride 3 and one satellite from the third-party deployer system.
While Momentus is continuing efforts to address the anomalies experienced by the Vigoride spacecraft during its inaugural mission (Vigoride 3) and to deploy the three remaining customer satellites, the Company’s level of confidence that it will be able to perform some planned operations of the vehicle on this test and demonstration mission has substantially declined. The Company is working to incorporate improvements identified during the current mission in advance of its planned follow-on missions.
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as November 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
Our services are made possible by the space industry’s rapid technological developments over the past two decades, driven predominantly by significant decreases in launch costs, as well as the advent of smaller, lower-cost satellites. This convergence of these trends has resulted in substantial growth in the commercial space market, rooted in higher accessibility for companies entering the new space economy that aim to offer communication, earth observation and data collection services, and other satellite services
We anticipate there could be considerable growth over the coming years in the space transportation segment as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. We anticipate that the need for small satellite transportation to low-earth orbit will continue to drive overall demand growth for space transportation services in the short-term as technology advancements continue to make space more accessible to new market entrants, although new applications beyond low-earth orbit are also emerging. We also believe that over the next decade, new space-based businesses may emerge, for example the generation of solar energy in space, space manufacturing or space data processing. The advent of these new business models could substantially increase demand for space transportation and other space infrastructure services.
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
The technology underlying our anticipated service offerings is still in the process of being developed, and has not been fully tested or validated in space. Our ability to execute on our business plan is dependent on the successful development and commercialization of the technologies described in this Form 10-Q. Although we believe our water plasma propulsion technology will be a key differentiator of our product offerings, we have to date only conducted one test of this technology in space. Although we believe our test unit generated plasma in space and validated the theoretical basis of our technology, we have yet to experimentally confirm the unit’s ability to generate thrust in space, which is crucial to our ability to conduct actual spacecraft maneuvers in orbit. Until we can accomplish this, the technology will remain in the experimental stages. Moreover, even if the unit generates thrust, there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Our statements and beliefs about the viability of our technology are primarily based on theoretical analyses and experimentally observed results during ground testing and our single test of this technology in space. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all. This Quarterly Report on Form 10-Q describes Momentus’ current business plans for continuing to develop its technology and marketing and commercializing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles. Refer to “Risk Factors — A key component of our business model is the delivery of satellites using our vehicles from low-earth orbit to other orbits. The technology for this maneuver is still in the development stage...” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
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
Factors Affecting Our Performance
We believe that our performance and future success depend to a substantial extent on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section titled “Risk Factors” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
In-Space Transport and Service Vehicles and Related Technology Development
Our primary research and development objectives focus on the development of our existing and future in-space transfer and service vehicles and related water plasma propulsion technology.
Vigoride is the first vehicle that Momentus is developing. Once fully developed, tested and validated in space, we expect Vigoride will be sufficient to meet our initial operating plan of offering in-space transportation in low-earth orbit to small satellites. Vigoride is intended to transport up to 750 kg of customer payload in low-earth orbit, although our payload capacity will likely be lower in most common configurations. We have set the delta-v and host power objectives for Vigoride at 2 km/sec and 1 kW, respectively, which we believe we can achieve a few years into our product roadmap.
Beyond our inaugural launch in May 2022, we have entered into launch services agreements with SpaceX that secure space for Vigoride on launch vehicles that SpaceX currently targets operating in the second half of 2022 and in 2023. We believe these early missions will allow us to further validate Vigoride’s capabilities. While securing space on the manifest is an important step, all future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
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
A change in the outcome of any of these variables could delay the development of our vehicles which in turn could impact our business and results of operations. Refer to “Risk Factors,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
Initial and Successive Launches
Our water plasma propulsion technology (that we are developing) is based on the use of microwave electrothermal or “MET,” thrusters, which we believe could ultimately provide safe, affordable, reliable, and regular in-space services, including Space Transportation, Hosted Payload, and In-Orbit Servicing. To accomplish this, we currently intend to:
Develop our commercial program for in-space transportation. We conducted our inaugural demonstration mission with our Vigoride vehicle (Vigoride 3) in May 2022. We currently plan to fly our second Vigoride vehicle on a SpaceX Transporter flight as early as November 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
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
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into custom orbits. Our early missions, particularly those in 2022 and 2023, including our inaugural mission (Vigoride 3) in May 2022, are intended to be demonstration missions. The primary goals of our planned demonstration missions are to test Vigoride on orbit and learn from any issues that we encounter. The lessons learned from demonstration missions will help inform changes we can make to our Vigoride vehicle as we seek to ultimately certify a design for production. Depending on the nature of issues we encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our future demonstration missions or on any future mission. Any failures or setbacks, particularly those that we experienced on our inaugural mission (Vigoride 3) and those that we may encounter on other early missions, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation. Refer to “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
Customer Demand
We have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. As of June 30, 2022, we had collected approximately $1.7 million in customer deposits related to future launches. While our standard contracts do not contain refunds or recourse provisions that enable our customers to recover any non-refundable deposits that have been paid, we issued refunds totaling $1.4 million to customers during the year ended December 31, 2021 due to cancelled launches for 2021 in order to foster future business relationships and customer goodwill.
Because our technologies have not yet been fully tested, our service offering to our customers on our demonstration missions will be limited. To reflect this, we expect to provide discounts to customers on these demonstration missions relative to the price we intend to eventually charge for our transportation services. During our demonstration missions, we plan to demonstrate Vigoride’s ability to deploy satellites. Once all customer payloads have been released, we plan to perform certain maneuvers and technology demonstrations to validate our technology and establish the potential commercial viability of our strategy. This approach limits risk for us as well as for our customers.
We have signed contracts for approximately $55 million in backlog (potential revenue), as of July 31, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 22 companies in 16 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
Our backlog is subject to meaningful customer concentration risk. As of July 31, 2022, approximately 70% of the total dollar value of our backlog related to three launch services providers and aggregators of launch services capacity, and their affiliates. The top ten customers in our backlog represent approximately 98% of the total dollar value of our backlog.
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
COVID-19 Impact
The COVID-19 pandemic has affected our business in the past, including our timeline for our formerly planned launch in April 2020, and has the potential to further impact our business in the future, including our plans for future launches and our ability to secure contracts with customers.
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as November 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
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
In May 2020, to strengthen our liquidity position, we received a Paycheck Protection Program loan (the “PPP Loan”) in the amount of $1.0 million under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”); however, in September 2020, we repaid the PPP Loan in full.
Notwithstanding the foregoing, the impact of the COVID-19 pandemic on the Company’s business, results of operations and overall financial performance will ultimately depend on future developments, including the duration of the pandemic, possible recurrent outbreaks, the appearance of variants and the effectiveness of vaccines and other mitigation measures against variants, all of which are highly uncertain and cannot be predicted. See Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022, for additional discussion of the potential impact of the COVID-19 pandemic on our business.
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
The Business Combination will have a significant impact on our future reported financial position and results as a consequence of the reverse recapitalization. The most significant changes in Momentus’ future reported financial position and results are an increase in cash of $247.3 million, offset by additional transaction costs for the Business Combination. See Note 3.
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
Term Loan and Security Agreement
On February 22, 2021, the Company entered into the Term Loan which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12%. $25.0 million of the Term Loan was immediately available for borrowing by the Company at the inception of the agreement, the Company borrowed this amount on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones needed by the June 30, 2021 deadline. Under the terms of the loan, if certain operating cash ratios are not met, the lender is granted a lien on the Company’s intellectual property while the loan is outstanding. Prior to the Business Combination, the lien was granted but was subsequently released as a result of the proceeds from the Business Combination. The repayment terms of the Term Loan provide for interest-only payments beginning March 1, 2021 through February 28, 2022.
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
SEC Settlement and CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred and expect to incur significant expenses in connection with the implementation of the NSA described below. We have also incurred significant expenses related to the SEC settlement discussed below. As of June 30, 2022, the Company had incurred legal expenses of approximately $8.8 million related to these matters.

SEC Settlement
On July 13, 2021, the Company agreed to a settlement with the SEC on a “neither admit nor deny” basis, in anticipation of cease-and-desist proceedings relating to certain violations of antifraud provisions of the federal securities laws alleged by the SEC. As a result of the settlement, the Company agreed to a civil penalty of $7.0 million, $2.0 million of which was paid immediately and $5.0 million of which is payable within one year of the settlement order. The Company paid the remaining $5 million liability on July 8, 2022.
CFIUS Review and NSA
In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from SRAC, submitted a joint notice to CFIUS for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense (the “DoD”) regarding Momentus’ foreign ownership and control. On June 8, 2021, the Company entered into a National Security Agreement with Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis), and the U.S. government, represented by the DoD and the U.S. Department of the Treasury (the “NSA”). In accordance with the NSA, Mr. Kokorich, Nortrone Finance S.A., Lev Khasis and his wife Olga Khasis, and Brainyspace LLC divested all the equity interests in Momentus owned or beneficially owned by them by selling such equity interests to the Company on June 8, 2021 (see below “Co-Founder Divestment”). The NSA also establishes various requirements and restrictions on the Company in order to protect national security, certain of which may materially and adversely affect our operating results due to uncertainty associated with and the cost of compliance with security measures, and limitations on our control over certain U.S. facilities, contracts, personnel, vendor selection and operations.
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
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, resulting in an estimated liability of $5.8 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital, as of June 30, 2022.
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
We enter into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. The Company recognizes revenue (along with any other fees that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract.
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital transfer vehicle (Vigoride 3) in May 2022. The FAA favorable determination follows a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
On May 25, 2022, the Company launched its first demonstration flight of the Vigoride spacecraft (Vigoride 3) to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between the Vigoride spacecraft in low-earth orbit and a ground station on Earth, Momentus discovered that the Vigoride spacecraft had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. Since that time, the Company has been working to address the anomalies, identify root causes and deploy customer satellites.
The Company has determined that the Vigoride spacecraft's deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not operate as intended once in orbit. This resulted in low power and communications issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appear to be working as intended and are providing some power to the spacecraft. The Company has been working closely with the producer of the solar arrays and has identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also believes that it has identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.

On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride (of nine total customer satellites onboard Vigoride 3). Since that time, the Company has continued efforts to deploy other customer satellites, but did not confirm any subsequent deployments during the second quarter.
While Momentus initially established two-way communications with the Vigoride spacecraft, it has not been able to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022 the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13.
While Momentus has not been able to re-establish two-way communication with the Vigoride spacecraft, it has continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, the Vigoride spacecraft is equipped with a mechanism designed to autonomously deploy customer satellites in the event that the spacecraft loses communications with ground stations.
Subsequent to the end of the second quarter of 2022, the Vigoride spacecraft deployed four additional customer satellites including two on July 17, 2022 and two on July 29, 2022. With the Vigoride spacecraft having now deployed six of its nine customer satellites, Momentus has now deployed a total of seven customer satellites in Low Earth Orbit, comprising six satellites from Vigoride 3 and one satellite from the third-party deployer system.
While Momentus is continuing efforts to address the anomalies experienced by the Vigoride spacecraft during its inaugural mission (Vigoride 3) and to deploy the three remaining customer satellites, the Company’s level of confidence that it will be able to perform some planned operations of the vehicle on this test and demonstration mission has substantially declined. The Company is working to incorporate improvements identified during the current mission in advance of its planned follow-on missions.
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as November 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
In connection with the May 25, 2022 flight of the Vigoride spacecraft and the third-party deployer from a partner company, the Company completed one of the intended performance obligations, resulting in $50 thousand of recognized revenue, which was previously recorded in contract liabilities. The remaining customer payloads were negatively impacted by the Vigoride anomalies and as a result did not receive the anticipated level of service. As a result, the Company offered concessions to these customers, the value of which was unresolved as of June 30, 2022. Due to this unresolved variable consideration, the Company recorded the related customer deposits of $133 thousand as deferred revenues within current contract liabilities.
As of June 30, 2022 we have signed contracts with customers and have collected approximately $1.7 million in customer deposits, which are recorded as non-current contract liabilities in our consolidated balance sheets.
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million to customers during the year ended December 31, 2021.
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

In connection with the launch of the Company’s first Vigoride (Vigoride 3) and the third party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight. $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third party deployer, intended as a demonstration of Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs.
Research and Development
Research and development expenditures consist primarily of the cost for the following activities for developing existing and future technologies for our vehicles. Research and development activities include basic research, applied research, design, development, and related test program activities. Costs incurred for developing our vehicles primarily include equipment, material, and labor hours (both internal and subcontractors). The Company also records launch costs related to the testing of its Vigoride vehicles as research and development costs.
As of June 30, 2022, we have expensed all research and development costs associated with developing and building our vehicles. Once we have achieved technological feasibility and released the design for volume production, we will capitalize the costs to construct any additional components for the vehicles. We expect to continue to see an increase in our research and development expenses as we develop our next generation of vehicles.
Selling, General and Administrative
Selling, general and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, security, sales, marketing, and human resources; depreciation expense and rent relating to facilities, and equipment; professional fees; and other general corporate costs. Headcount-related expenses primarily include salaries, bonuses, equity compensation expense and benefits. As we continue to grow as a company, we expect that our selling, general and administrative costs will increase on an absolute dollar basis. The Company also recorded one-time launch costs related to the validation of the business model as selling, general and administrative costs.
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
Comparison of Financial Results for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Service revenue	$50	$—	$50	N/A
Cost of revenue	12	—	12	N/A
Gross margin	38	—	38	N/A

Operating expenses:
Research and development expenses	10,896	20,794	(9,898)	(48%)
Selling, general and administrative expenses	12,861	9,740	3,121	32%
Operating loss	(23,719)	(30,534)	6,815	(22%)

Other income (expense):
Decrease in fair value of SAFE notes	—	100,803	(100,803)	(100%)
Decrease in fair value of warrants	2,254	4,454	(2,200)	(49%)
Realized gain on disposal of asset	1	—	1	N/A
Interest income	5	1	4	400%
Interest expense	(1,413)	(3,389)	1,976	(58%)
SEC settlement	—	(7,000)	7,000	(100%)
Other income (expense)	—	(8)	8	(100%)
(Loss) income before income taxes	(22,872)	64,327	(87,199)	(136%)
Income tax expense	—	1	(1)	(100%)
Net (loss) income	$(22,872)	$64,327	(87,199)	(136%)
Service revenue
The revenue recognized during the three months ended June 30, 2022 was due to the Company’s first launch in May 2022. This revenue was recognized as the result of a completed performance obligation. Other performance obligations during the first flight (Vigoride 3) were negatively impacted by the Vigoride anomalies and led to concessions offered to customers, the value of which was unresolved as of June 30, 2022. Because of this unresolved variable consideration, the Company deferred additional revenues of $133 thousand which were originally expected during the first launch.
Cost of revenue
The cost of revenue of during the three months ended June 30, 2022 was due to the Company’s first launch in May 2022. The Company allocated the cost of the launch proportionally based on payload weight, with the customer payload portion related to completed performance obligations of $12 thousand recorded as cost of revenue. Because of the unresolved variable consideration, the Company deferred additional fulfillment costs of $14 thousand which were originally expected during the first launch.
Research and development expenses
Research and development expenses decreased from $20.8 million in the three months ended June 30, 2021 to $10.9 million in the three months ended June 30, 2022. The decrease was primarily due to a one-time impairment of $8.7 million of prepaid launch deposits in the prior year, offset by $0.6 million of launch costs amortized during the three months ended June 30, 2022. Spending on components, materials, and other costs decreased by $1.8 million along with subcontracted research and development costs which decreased by $0.8 million. These reductions were offset by additional payroll costs of $0.5 million (including an increase of $0.4 million in non-cash stock based compensation) due to an increase in headcount, and higher compensation packages related to the transition from start-up to a publicly traded company. The decrease was further offset by additional overhead and other costs of $0.4 million.

Selling, general and administrative expenses
Selling, general and administrative expenses increased from $9.7 million in the three months ended June 30, 2021 to $12.9 million in the three months ended June 30, 2022. Payroll costs increased by $0.9 million, due to an increase in headcount, and also due to higher compensation packages for senior employees related to the transition from a start-up to a publicly traded company. Additional insurance costs of $0.7 million and additional general corporate costs of $0.8 million were incurred due to the extra requirements of operating as a publicly traded company. Increased spending of $1.9 million on non-legal professional fees was offset by a reduction of $1.8 million in legal spending as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. The Company also incurred launch costs of $0.6 million during the three months ended June 30, 2022, related to the validation of a third party deployer of a partner company.
Decrease in fair value of SAFE notes
The decrease in the calculated fair value of SAFE notes during the three months ended June 30, 2021 was primarily due to an decrease in the estimated fair value of the Company’s stock, which at that time was driven by its relation to the market price of SRAC. All outstanding SAFE notes were converted to Common Stock upon completion of the Business Combination (see Note 9). Prior to conversion, our SAFE notes were classified as marked-to-market liabilities pursuant to ASC 480 and gains or losses were recorded as other income or expense.
Decrease in fair value of warrants
For the three months ended June 30, 2021, the decrease in the calculated fair value of the private loan-related warrants was due to the decrease in the estimated fair value of the Company’s stock. All outstanding warrants in the prior period were exercised in connection with the Business Combination.
For the three months ended June 30, 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 11.
Interest expense
Interest expense of $3.4 million for the three months ended June 30, 2021 relates to cash and amortization interest under the original one year term of the Term Loan. During January 2022, the Company exercised its option to extend repayment of the loan, resulting in a decrease of the effective interest rate and lower cash and amortization interest of $1.4 million for the three months ended June 30, 2022. See Note 10.
SEC Settlement
SEC settlement expense for the three months ended June 30, 2021 relates to a civil penalty of $7.0 million, $2 million of which was paid to the SEC immediately and $5 million of which is payable within one year of the settlement order, in July 2022. The Company paid the remaining $5 million liability on July 8, 2022.
Other income (expense)
Other expense in the three months ended June 30, 2022 and 2021 was immaterial.

Comparison of Financial Results for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Service revenue	$50	$130	$(80)	(62%)
Cost of revenue	12	48	(36)	(75%)
Gross margin	38	82	(44)	(54%)

Operating expenses:
Research and development expenses	20,867	30,700	(9,833)	(32%)
Selling, general and administrative expenses	27,714	23,744	3,970	17%
Operating loss	(48,543)	(54,362)	5,819	(11%)

Other income (expense):
Decrease in fair value of SAFE notes	—	182,367	(182,367)	(100%)
Decrease in fair value of warrants	1,803	12,537	(10,734)	(86%)
Realized loss on disposal of asset	(69)	—	(69)	N/A
Interest income	5	2	3	150%
Interest expense	(2,905)	(4,357)	1,452	(33%)
SEC settlement	—	(7,000)	7,000	(100%)
Other income (expense)	3	(187)	190	(102%)
(Loss) income before income taxes	(49,706)	128,998	(178,704)	(139%)
Income tax expense	—	1	(1)	(100%)
Net (loss) income	$(49,706)	$128,998	(178,704)	(139%)
Service revenue
The revenue recognized during the six months ended June 30, 2022 was due to the Company’s first launch in May 2022. This revenue was recognized as the result of a completed performance obligation. Other performance obligations during the first flight (Vigoride 3) were negatively impacted by the Vigoride anomalies and led to concessions offered to customers, the value of which was unresolved as of June 30, 2022. Because of this unresolved variable consideration, the Company deferred additional revenues of $133 thousand which were originally expected during the first launch.
The revenue recognized during the six months ended June 30, 2021 was due to a customer contract cancellation, resulting in the forfeiture of $0.1 million of non-refundable customer deposits.
Cost of revenue
The cost of revenue during the six months ended June 30, 2022 was due to the Company’s first launch in May 2022. The Company allocated the cost of the launch proportionally based on payload weight, with the customer payload portion related to completed performance obligations of $12 thousand recorded as cost of revenue. Because of the unresolved variable consideration, the Company deferred additional fulfillment costs of $14 thousand which were originally expected during the first launch.
The cost of revenue recorded during the six months ended June 30, 2021 was due to costs incurred related to the cancelled contract.
Research and development expenses
Research and development expenses decrease from $30.7 million in the six months ended June 30, 2021 to $20.9 million in the six months ended June 30, 2022. The decrease was primarily due to one-time impairments of $9.5 million of prepaid launch deposits in the prior year, offset by $0.6 million of launch costs amortized during the six months ended June 30, 2022. Spending on components, materials, and other costs decreased by $1.6 million along with subcontracted research and development costs which decreased by $1.6 million. These reductions were offset by additional payroll costs of $0.9 million (including an increase of $0.8 million in non-cash stock based compensation) due to an increase in headcount, and higher compensation packages related to the transition from start-up to a publicly traded company. The decrease was further offset by additional overhead and other costs of $0.5 million.

Selling, general and administrative expenses
Selling, general and administrative expenses increased from $23.7 million in the six months ended June 30, 2021 to $27.7 million in the six months ended June 30, 2022. Non-stock based compensation payroll increased by $1.7 million, with total headcount increasing, and also due to higher compensation packages for senior employees related to the transition from a start-up to a publicly traded company. Additional insurance costs of $1.5 million and additional general corporate costs of $1.6 million were incurred due to the extra requirements of operating as a publicly traded company. Increased spending of $6.2 million on non-legal professional fees was offset by a reduction of $4.0 million in legal spending as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. Stock based compensation cost decreased by $3.6 million due to the non-recurring stock modification in the prior period. The Company also incurred launch costs of $0.6 million during the six months ended June 30, 2022, related to the validation of a third party deployer of a partner company.
Decrease in fair value of SAFE notes
The decrease in the calculated fair value of SAFE notes during the six months ended June 30, 2021 was primarily due to a decrease in the estimated fair value of the Company’s stock, which at that time was driven by its relation to the market price of SRAC. All outstanding SAFE notes were converted to Common Stock upon completion of the Business Combination (see Note 9). Prior to conversion, our SAFE notes were classified as marked-to-market liabilities pursuant to ASC 480 and gains or losses were recorded as other income or expense.
Decrease in fair value of warrants
For the six months ended June 30, 2021, the decrease in the calculated fair value of the private loan-related warrants was due to the decrease in the estimated fair value of the Company’s stock. All outstanding warrants in the prior period were exercised in connection with the Business Combination.
For the six months ended June 30, 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 11.
Interest expense
Interest expense of $4.4 million for the six months ended June 30, 2021 relates to cash and amortization interest under the original one year term of the Term Loan. During January 2022, the Company exercised its option to extend repayment of the loan, resulting in a decrease of the effective interest rate and $2.9 million of cash and amortization interest for the six month period. See Note 10.
SEC Settlement
SEC settlement expense for the six months ended June 30, 2021 relates to a civil penalty of $7.0 million, $2 million of which was paid to the SEC immediately and $5 million of which is payable within one year of the settlement order, in July 2022. The Company paid the remaining $5 million liability on July 8, 2022.
Other income (expense)
Other expense in the six months ended June 30, 2021 was due to banking fees related to SAFE financing raised during the period. Other expense for the six months ended June 30, 2022 was immaterial.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily by issuing equity and debt, including the proceeds of the Business Combination and PIPE Investment. As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $109.1 million, which are held in cash or invested in money market funds.
Historical Cash Flows

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(45,943)	$(44,077)
Investing activities	(945)	(2,187)
Financing activities	(3,277)	55,713
Net change in cash and cash equivalents	$(50,165)	$9,449

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $45.9 million, driven primarily by headcount costs, research and development activities, and professional fees related to the SEC and NSA compliance costs, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $15.7 million. Research and development activity expenses, including materials, components, and subcontractor costs were $7.8 million. Professional fees for compliance related to the SEC and NSA topics discussed in Note 12, business development, accounting and audit, and other services, were $8.5 million. Legal fees, related to public company costs as well as the class action complaints discussed in Note 12 were $4.7 million. Office overheads, other general corporate expenses, and cash interest were $8.3 million. The Company paid for $1.2 million of launch costs during the six months ended June 30, 2022 that were amortized in connection with its first launch.
Net cash used in operating activities for the six months ended June 30, 2021 was $44.1 million, driven primarily by headcount costs, research and development activities, and selling, general, and administrative costs. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $11.0 million. Research and development activity expenses, including materials, components, and subcontractor costs were $10.9 million. Legal fees, related to the SEC and CFIUS review topics, discussed in Note 12, were $8.7 million. Professional fees for recruiting, accounting and audit, and other services were $2.4 million. Office overheads, other general corporate expenses, and cash interest were $4.5 million. The Company also paid $2.0 million of its liability under the SEC settlement. Additionally, cash used in net working capital increased by $5.4 million.
Investing Activities
Net cash used in investing activities was $0.9 million and $2.2 million for the six months ended June 30, 2022, and 2021, respectively, which consisted primarily of purchases of machinery and equipment, build-outs in our facility, and capitalized implementation costs for cloud computing software.
Financing Activities
Net cash used in financing activities was $(3.3) million for the six months ended June 30, 2022, due to the first four months of principal repayment under the Term Loan.
Net cash provided by financing activities was $55.7 million for the six months ended June 30, 2021, consisting of proceeds from the issuance of SAFE notes and the Term Loan.
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
•comply with public company reporting requirements; and
•defend against litigation.
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
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. For example, the research and development, volume production, launch and in orbit operation of our vehicles have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Some of these risks and uncertainties are described in more detail under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022, under the heading “Risk Factors — Risks Related to the Business and Industry of Momentus.”
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
We have principal of $21.2 million outstanding under the Term Loan. Refer to Note 10.
We enter into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. Refer to Note 12.
Per the SEC settlement, $5 million of the civil penalty is due one year after the settlement. Refer to Note 12.As a subsequent event, the Company paid the remaining $5 million liability on July 8, 2022. See Note 14.
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
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, resulting in an estimated liability of $5.8 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital, as of June 30, 2022. Refer to Note 11.
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
In connection with the May 25, 2022 flight of the Vigoride spacecraft and the third-party deployer from a partner company, the Company completed one of the intended performance obligations, resulting in $50 thousand of recognized revenue, which was previously recorded in contract liabilities. The remaining customer payloads were negatively impacted by the Vigoride anomalies and as a result did not receive the anticipated level of service. As a result, the Company offered concessions to these customers, the value of which was unresolved as of June 30, 2022.

Due to this unresolved variable consideration, the Company recorded the related customer deposits of $133 thousand as deferred revenues within current contract liabilities.
As of June 30, 2022 we have signed contracts with customers and have collected approximately $1.7 million in customer deposits, which are recorded as non-current contract liabilities in our consolidated balance sheet and will be recognized as revenue (along with any other fess that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract.
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
On May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments would be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the six months ended June 30, 2021. There was an unrelated impairment of $0.8 million the three and six months ended June 30, 2021.
On October 12, 2021, the Company began discussions with the same launch service provider about reestablishing a future launch schedule. As a result of the discussion, the Company signed a Launch Services Agreement on October 19, 2021 that reserved space on a launch that occurred in May 2022. The Company determined that $2.7 million of the impaired deposits were potentially recoverable in connection with the reestablished schedule. The Company did not record any adjustments as a result of the discussions. See Note 4.
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital transfer vehicle (Vigoride 3) in May 2022. The FAA favorable determination follows a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
In connection with the launch of the Company’s first Vigoride (Vigoride 3) and the third party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight. $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third party deployer, intended as a demonstration of Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs.
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
Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes-Merton option pricing model, is affected by assumptions regarding a number of variables as disclosed above, and any changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 11 for the specific assumptions we used in applying the Black-Scholes-Merton option pricing model to determine the estimated fair value of our stock options and awards granted during the six months ended June 30, 2022.
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
Please refer to Note 2 to our financial statements included in Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, we had cash and cash equivalents of $109.1 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Because the Term Loan indebtedness bear interests at a fixed rate, it is not impacted by changes in interest rates.
Foreign Currency Risk
There were no material foreign currency transactions for the three and six months ended June 30, 2022 and 2021. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
ITEM 1. Legal Proceedings
See the disclosures under the caption “Legal Proceedings” in Note 12 to our condensed consolidated financial statements in this Form 10-Q for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K filed by the Company on March 9, 2022, which could materially affect our business, financial condition or future results. Except as set forth below, we do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K filed by the Company on March 9, 2022. The risks described below and in our Annual Report on Form 10-K filed by the Company on March 9, 2022, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.
We have a limited history of delivering customer satellites into orbit using our transfer and service vehicles, and setbacks experienced during our initial mission or in future missions and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation and could harm our reputation.
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites to custom orbits. Our initial mission in May 2022 was a hybrid commercial-demonstration mission in which our vehicles would deliver paying customers’ satellites into orbit for the first time. We used a third-party deployer from a partner company to place our first customer satellite in orbit. Our Vigoride spacecraft reached low-earth orbit (“LEO”) and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its communication and power systems limited our ability to communicate with the vehicle. Since that time, the Vigoride spacecraft has deployed four additional customer satellites, and we continue our efforts to deploy other customer satellites but have not yet confirmed the deployment of the remaining three customer satellites. The communication issues have also prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer operations.
We plan to use future Vigoride missions conduct on-orbit functional proof of principle and performance verification data for the microwave electrothermal thruster (the “MET”) — this data will be used to assess the efficacy of the MET and identify potential refinements or upgrades for future versions of the MET in order to improve its performance. Like the ground test campaigns we conduct, on-orbit tests can be understood as incremental confidence-building measures — meeting key requirements for thrust, specific impulse, firing duration, lifetime and other performance parameters will help Momentus determine whether the MET is performing in accordance with our expectations. Doing so repeatedly, both on the ground and on orbit, will demonstrate the soundness and robustness of the design and is expected to contribute to growing customer confidence over time. Despite the anomalies experienced on the first flight of Vigoride (Vigoride 3), we are using the results of the inaugural mission, and expect to use the data collected from future missions, to determine what services or level of services we will be able to initially provide customers, including the degree to which Vigoride possesses capabilities of providing customers with LEO transfer services. We anticipate that each mission will also lay the groundwork for continual improvements and enhancements that we plan to flight-demonstrate on future missions. We plan to offer LEO transfer services to customers in the future, based in part on the outcome of future missions and the MET demonstration, as well as the results of ongoing ground testing.
The version of our Vigoride vehicle that we flew on our inaugural mission (Vigoride 3) had never been flown in space. In addition, while we have previously flown our first generation MET in space, that mission did not demonstrate the MET’s ability to generate a measured orbit change in space, which is crucial to our ability to maneuver objects in space. Moreover, even if the unit generates thrust, there can be no assurance that other systems and subsystems can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology.
While the objective of the inaugural mission involving the Vigoride system (Vigoride 3) was to successfully deploy satellites and perform certain maneuvers, we are mindful of the inherent risks involved in the initial use of hardware and complex systems in space given the difficulties of replicating all aspects of the environment and stresses that the system will experience in space during ground-based testing in simulated environments. We expect to learn and gather valuable data during this inaugural mission of Vigoride as we continue to develop and improve the system and our other systems.
While we are conducting an analysis of the root causes of the anomalies experienced by Vigoride on its inaugural mission (Vigoride 3), there can be no assurance that we will not experience operational or process failures and other problems during future missions. Any failures, delays or setbacks, including the anomalies experienced in our inaugural mission, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.
We may not receive all required governmental licenses and approvals
We currently hold a license grant from the National Oceanic and Atmospheric Administration’s Commercial Report Sensing Regulatory Affairs (the “NOAA’s CRSRA”) office authorizing our first 10 Vigoride missions. However, the FAA denied a payload review application in May 2021 due to interagency concerns related to our foreign ownership and corporate structure. The FAA denial notice, which was received before we entered into the NSA, indicated that Momentus was engaged in addressing the government’s national security concerns and that the FAA could reconsider the application once that process is complete. As discussed elsewhere in this report, in May 2022 we received a favorable determination from the FAA of its application for payload review for our inaugural Vigoride mission (Vigoride 3). We also continue to progress toward implementation of the NSA, but there can be no assurance that our efforts will satisfy the government's national security concerns in time to obtain licenses or approvals needed for planned future missions.
U.S. government agencies other than the agency to which we apply to for a license or approval may review our applications to the FCC, FAA or other regulatory authorities, including to evaluate the national security implications of an application, which could result in delays. For example, in November 2020, the Committee for the Assessment of Foreign Participation in the United States Telecommunications Service Sector (the “Committee”) requested to review two of our FCC license applications to determine whether approval posed a risk to the national security or law enforcement interests of the United States. While in that instance, the Committee withdrew its request for review without explanation, it is possible that reviews of applications for licenses or approvals by the Committee or other regulatory bodies may occur in the future. Such reviews could delay the issuance of, or result in a denial of, licenses or approvals.
No assurance can be given that we will obtain FAA or FCC authorizations or other authorizations that may be necessary to our business in a timely manner, especially in light of the ongoing U.S. government oversight of Momentus discussed under “Business — Regulatory — National Security Agreement” in our Annual Report on Form 10-K filed with the SEC on March 9, 2022. Moreover, there is no guarantee that the FCC, the FAA and other U.S. government agencies will grant the necessary authorizations to operate our spaceflight business as planned, despite our progress toward implementation of the NSA. If we do not receive these approvals in a timely manner, our financial condition, results of operations, backlog and prospects will be materially adversely affected. For example, we have experienced erosion in our backlog from $86 million as of March 4, 2021 to $67 million as of January 31, 2022, to $55 million as of July 31, 2022, as customers chose to cancel their contracts with us and seek alternative providers, partly due to delays in our scheduled missions. If we continue to experience delays in receiving these approvals, we could experience further erosion in our backlog.
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred operating losses of $99.8 million and $34.7 million for the years ended December 31, 2021 and 2020, respectively. While the inaugural mission of our Vigoride spacecraft (Vigoride 3) delivered our first customer satellites into orbit, anomalies experienced in the mission have prevented us from delivering all customer satellites into orbit or fully testing and validating our technology, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
We expect our operating expenses to increase over the next several years as we scale our operations, increase selling, general and administrative and research and development efforts relating to building corporate infrastructure to implement the NSA, being a public company, new service offerings and technologies and hiring more employees. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to convert our orders in backlog into revenue.
As of July 31, 2022, our backlog consisted of approximately $55 million in customer contracts, including options for future services. However, these contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is paid at the time the contract is signed. In certain situations, Momentus may decide to refund customers for their deposits, even though it is not contractually required, to maintain goodwill with customers.
In addition, backlog may be subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Furthermore, some contracts comprising the backlog are for services scheduled many years in the future, and the economic viability of customers with whom we have contracted is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in the backlog could change because many factors affect the scheduling of missions and adjustments to contracts may also occur. The failure to realize some portion of our backlog could adversely affect our revenues and gross margins. Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.
In addition, if we do not receive regulatory approvals in a timely manner, or our future missions experience anomalies in addition to the issues experienced by our inaugural Vigoride mission (Vigoride 3), our backlog and prospects will be materially adversely affected. For example, we have experienced erosion in our backlog of $86 million as of March 4, 2021 to $67 million as of January 31, 2022 to $55 million as of July 31, 2022, as customers chose to cancel their contracts with us and seek alternative providers due to delays in our scheduled missions as we await receipt of necessary governmental approvals and the anomalies associated with our inaugural Vigoride mission (Vigoride 3). If we continue to experience delays in receiving these approvals or future missions experience significant anomalies, we could experience further erosion in our backlog.
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
For example, the inaugural flight of our Vigoride spacecraft (Vigoride 3) reached LEO and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its communication and power systems limited our ability to communicate with the vehicle. Since that time, the Vigoride spacecraft has deployed four additional customer satellites, and we continue our efforts to deploy other customer satellites but have not yet confirmed the deployment of the remaining three customer satellites. The communication issues have also prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer operations.
During any period of time in which a spacecraft is not operational, we may lose most or all of the revenue that otherwise would have been derived from it. Our inability to repair or replace a defective type of spacecraft or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a spacecraft experiences a significant anomaly such that its type is no longer operational, it would significantly impact our business, prospects and profitability. Additionally, any satellite failures could damage our reputation and ability to obtain future customers for our launch services, prevent us from receiving any payments contingent on a successful launch and increase our insurance rates, which could have a material adverse effect on our business and prospects.

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
When our products fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. In connection with our inaugural Vigoride mission (Vigoride 3), the anomalies that impacted the mission resulted in concession offered to mission customers impacted by the anomalies. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.
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

MOMENTUS INC.

Date: August 11, 2022	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Jikun Kim
	Name:	Jikun Kim
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)