Form 10-Q
period 2022-09-30
Momentus Inc.
filed 2022-11-09
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 84,149,721 shares of common stock as of November 4, 2022.

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

Tables of Contents

ITEM 1. FINANCIAL STATEMENTS
MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,570	$160,036
Restricted cash, current	287	197
Prepaids and other current assets	10,939	9,431
Total current assets	92,796	169,664
Property, machinery and equipment, net	4,333	4,829
Intangible assets, net	343	349
Operating right of use asset	6,715	7,604
Deferred offering costs	309	—
Restricted cash, non-current	310	314
Other non-current assets	3,894	3,065
Total assets	$108,700	$185,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,596	$1,911
Accrued expenses	7,881	9,785
Loan payable, current	10,844	20,907
Contract liabilities, current	1,226	—
Operating lease liability, current	1,140	1,189
Stock repurchase liability	10,000	—
Other current liabilities	110	5,075
Total current liabilities	32,797	38,867
Contract liabilities, non-current	1,178	1,554
Loan payable, non-current	5,583	—
Warrant liability	2,367	5,749
Operating lease liability, non-current	6,425	7,284
Other non-current liabilities	459	483
Total non-current liabilities	16,012	15,070
Total liabilities	48,809	53,937
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value; 250,000,000 shares authorized and 83,984,571 issued and outstanding as of September 30, 2022; 250,000,000 shares authorized and 81,211,781 issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	339,576	340,570
Accumulated deficit	(279,686)	(208,683)
Total stockholders’ equity	59,891	131,888
Total liabilities and stockholders’ equity	$108,700	$185,825
The accompanying notes are an integral part of these condensed consolidated financial statements
The balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service revenue	$129	$200	$179	$330
Cost of revenue	14	(184)	26	(135)
Gross margin	115	384	153	465
Operating expenses:
Research and development expenses	10,571	9,047	31,438	39,747
Selling, general and administrative expenses	11,184	12,057	38,898	35,802
Total operating expenses	21,755	21,104	70,336	75,549
Loss from operations	(21,640)	(20,721)	(70,183)	(75,084)

Other income (expense):
Decrease in fair value of SAFE notes	—	26,924	—	209,291
Decrease (increase) in fair value of warrants	1,579	(2,712)	3,382	9,826
Realized loss on disposal of asset	(45)	—	(114)	—
Interest income	28	—	33	2
Interest expense	(1,261)	(4,328)	(4,166)	(8,685)
SEC settlement	—	—	—	(7,000)
Other income (expense)	41	(4,778)	44	(4,965)
Total other income (expense)	342	15,107	(821)	198,469
(Loss) Income before income taxes	(21,298)	(5,614)	(71,004)	123,385
Income tax provision	—	—	—	1
Net (loss) income	$(21,298)	$(5,614)	$(71,004)	$123,384
Net (loss) income per share, basic	$(0.26)	$(0.09)	$(0.88)	$2.06
Net (loss) income per share, diluted	$(0.26)	$(0.09)	$(0.88)	$1.92
Weighted average shares outstanding, basic	82,066,795	60,589,566	81,122,541	59,873,199
Weighted average shares outstanding, diluted	82,066,795	60,589,566	81,122,541	64,232,537
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Three and nine months ended September 30, 2022
	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	—	$—	—	$—	—	$—	81,211,781	$1	$340,570	$(208,683)	$131,888
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	170,751	—	48	—	48
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	113,710	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	—	—	—	—	—	—	(18,673)	—	(59)	—	(59)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,212	—	2,212
Stock repurchase valuation adjustment	—	—	—	—	—	—	—	—	—	—	(6,000)	—	(6,000)
Shares issued upon exercise of warrant	—	—	—	—	—	—	—	—	278,146	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,834)	(26,834)
Balance, March 31, 2022	—	$—	—	$—	—	$—	—	$—	81,755,715	$1	$336,771	$(235,517)	$101,255
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,294,668	—	345	—	345
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	149,953	—	—	—	—
Issuance of common stock upon purchase of ESPP	—	—	—	—	—	—	—	—	77,162	—	190	—	190
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	—	—	—	—	—	—	(12,666)	—	(38)	—	(38)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,105	—	3,105
Stock repurchase valuation adjustment	—	—	—	—	—	—	—	—	—	—	220	—	220
Net loss	—	—	—	—	—	—	—	—	—	—	—	(22,872)	(22,872)
Balance, June 30, 2022	—	$—	—	$—	—	$—	—	$—	83,264,832	$1	$340,593	$(258,389)	$82,205
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	482,551	—	124	—	125
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	326,758	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	—	—	—	—	—	—	(89,570)	—	(168)	—	(168)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,247	—	3,247
Stock repurchase valuation adjustment	—	—	—	—	—	—	—	—	—	—	(4,220)	—	(4,220)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,298)	(21,298)
Balance, September 30, 2022	—	$—	—	$—	—	$—	—	$—	83,984,571	$1	$339,576	$(279,686)	$59,891

Tables of Contents

	Three and nine months ended September 30, 2021
	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	144,875,941	—	20,000,000	—	18,398,005	—	70,000,000	—	—	$—	$39,866	$(329,338)	$(289,472)
Retroactive application of recapitalization	(144,875,941)	—	(20,000,000)	—	(18,398,005)	—	(70,000,000)	—	62,510,690	1	—	—	—
Balance, December 31, 2020, as adjusted	—	$—	—	$—	—	$—	—	$—	62,510,690	$1	$39,866	$(329,338)	$(289,472)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	270,582	—	24	—	24
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,768	—	5,768
Net income	—	—	—	—	—	—	—	—	—	—	—	64,671	64,671
Balance, March 31, 2021	—	$—	—	$—	—	$—	—	$—	62,781,272	$1	$45,658	$(264,667)	$(219,009)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	39,515	—	11	—	11
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,344	—	2,344
Stock repurchase	—	—	—	—	—	—	—	—	(25,601,733)	—	(22,000)		(22,000)
Net income	—	—	—	—	—	—	—	—	—	—	—	64,327	64,327
Balance, June 30, 2021	—	$—	—	$—	—	$—	—	$—	37,219,054	$—	$26,013	$(200,340)	$(174,326)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	966,827	—	245	—	245
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,075	—	3,075
Warrant conversion upon exercise	—	—	—	—	—	—	—	—	638,125	—	6,999	—	6,999
Shares issued upon conversion of SAFE Notes	—	—	—	—	—	—	—	—	12,403,469	—	136,001	—	136,001
Stock repurchase	—	—	—	—	—	—	—	—	—	—	(18,000)	—	(18,000)
Issuance of common stock and warrants, in connection with PIPE	—	—	—	—	—	—	—	—	11,000,000	—	75,114	—	75,114
Issuance of common stock and warrants, net of transaction costs, upon merger	—	—	—	—	—	—	—	—	18,352,757	—	104,022	—	104,022
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,614)	(5,614)
Balance, September 30, 2021	—	$—	—	$—	—	$—	—	$—	80,580,232	$—	$333,471	$(205,954)	$127,518
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(71,004)	$123,384
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	831	768
Amortization of debt discount and issuance costs	2,114	6,935
Amortization of right-of-use asset	889	971
Decrease in fair value of warrants	(3,382)	(9,826)
Decrease in fair value of SAFE notes	—	(209,291)
Impairment of prepaid launch costs	—	9,450
Loss on disposal of fixed and intangible assets	121	—
Stock-based compensation expense	8,564	11,187
Changes in operating assets and liabilities:
Prepaids and other current assets	(1,571)	(15,350)
Other non-current assets	(901)	(677)
Accounts payable	(328)	4,357
Accrued expenses	(1,873)	4,546
Accrued interest	92	—
Other current liabilities	(4,967)	4,829
Contract liabilities	851	(1,071)
Lease liability	(908)	(115)
Other non-current liabilities	(23)	5
Net cash used in operating activities	(71,495)	(69,897)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(618)	(2,835)
Proceeds from sale of property, machinery and equipment	7	—
Purchases of intangible assets	(30)	(16)
Net cash used in investing activities	(641)	(2,852)

Cash flows from financing activities:
Proceeds from issuance of SAFE notes	—	30,853
Proceeds from issuance of loan payable	—	25,000
Proceeds from exercise of stock options	517	278
Proceeds from employee stock purchase plan	190	—
Repurchase of Section 16 Officer shares for tax coverage exchange	(265)	—
Payment of loan payable	(6,686)	—
Payment of debt issuance costs	—	(144)
Payment of warrant issuance costs	—	(31)
Payment for repurchase of common shares	—	(40,000)
Proceeds from issuance of common shares in PIPE	—	110,000
Payments of issuances costs related to PIPE	—	(4,416)
Proceeds from issuance of common stock upon Business Combination	—	128,167
Payments for issuance costs related to Business Combination	—	(21,285)
Net cash (used in) provided by financing activities	(6,244)	228,421

(Decrease) Increase in cash, cash equivalents and restricted cash	(78,380)	155,672
Cash, cash equivalents and restricted cash, beginning of period	160,547	23,520
Cash, cash equivalents and restricted cash, end of period	$82,167	$179,191

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock related to conversion of SAFE notes	$—	$136,001
Issuance of common stock related to exercise of warrant liabilities	$—	$6,999
Reclassification of deferred offering costs	$—	$2,610
Deferred offering costs in accounts payable and accrued expenses at period end	$238	$—
Assumption of merger warrants liability	$—	$31,225
Operating lease right-of-use assets in exchange for lease obligations	$—	$8,501
Stock repurchase liability fair value	$10,000	$—

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$1
Cash paid for interest	$1,960	$1,750
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations
The Company
Momentus Inc. (together with its consolidated subsidiaries “Momentus” or the “Company”) is a U.S. commercial space company that offers in-space infrastructure services, including in-space transportation, hosted payloads and in-orbit services. Momentus believes it can make new ways of operating in space possible with its planned in-space transfer and service vehicles that will be powered by an innovative water plasma-based propulsion system that is under development.
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital service vehicle (Vigoride 3) in May 2022. The FAA favorable determination followed a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
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
On May 26, 2022, upon establishing two-way contact between the Vigoride spacecraft in low-earth orbit and a ground station on Earth, Momentus discovered that the Vigoride spacecraft had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. Since that time, the Company has been working to address the anomalies, identify root causes and pursue solutions to be implemented in advance of future missions.
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
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites.
While Momentus initially established two-way communications with the Vigoride spacecraft, it has not been able to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022, the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13, 2022. Momentus has continued to apply for 30-day extensions for its STA, which the FCC has granted, most recently on October 20, 2022.
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
During the third quarter of 2022, the Vigoride spacecraft deployed five additional customer satellites including two on July 17, 2022, two on July 29, 2022, and one at the end of August 2022. Momentus has now deployed a total of eight customer satellites in low-earth orbit, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
While Momentus is continuing efforts to address the anomalies experienced by the Vigoride 3 spacecraft during its inaugural mission and to deploy the three remaining customer satellites, the Company’s level of confidence that it will be able to perform some planned operations of the vehicle on this test and demonstration mission has substantially declined. The Company is working to incorporate improvements identified during the current mission in advance of its planned follow-on missions.
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as December 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
Background and Business Combination
On August 12, 2021, the Company consummated a merger pursuant to certain Agreement and Plan of Merger, dated October 7, 2020, and as amended on March 5, 2021, April 6, 2021, and June 29, 2021 (the “Merger Agreement”), by and among Stable Road Acquisition Corp (“SRAC”), Project Marvel First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of SRAC (the “First Merger Sub”), and Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of SRAC (the “Second Merger Sub”), pursuant to which the First Merger Sub merged with and into Momentus Inc., a Delaware corporation (“Legacy Momentus”), with Legacy Momentus as the surviving corporation of the First Merger Sub, and immediately following which Legacy Momentus merged with and into the Second Merger Sub, with the Second Merger Sub as the surviving entity (the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from Stable Road Acquisition Corp. to Momentus Inc., and Legacy Momentus changed its name to Momentus Space, LLC.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2022 and December 31, 2021, the results of operations for the three and nine months ended September 30, 2022 and 2021, the statement of stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2021 and 2020, filed with the SEC in our Annual Report on Form 10-K filed by the Company on March 9, 2022.
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
In connection with the Business Combination, outstanding units of Legacy Momentus were converted into Common Stock of the Company, par value $0.00001 per share, representing a recapitalization. Momentus is deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the date of the Closing (the “Closing Date”) are those of Momentus. The shares and corresponding capital amounts and net (loss) income per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.
Reclassifications
During the three months ended September 30, 2022, the Company reclassified certain cloud computing implementation costs from intangible assets to prepaid and other current assets, and other non-current assets to properly present the capitalized costs with their related subscription fees. In accordance with ASC 350 Intangibles,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
the Company presents capitalized implementation costs for cloud computing arrangements within the same line item that the prepayment of these fees would be presented. The reclassification was determined to be immaterial and will be accounted for prospectively.
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
Certain other reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. None of the reclassifications have changed the total assets, liabilities, stockholders’ equity (deficit), income, expenses or net losses previously reported.
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of all the subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the financial statements include, but are not limited to, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based awards, Simple Agreement for Future Equity (“SAFE”) notes, warrant liabilities and repurchase liabilities.
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
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions for two purposes. $0.3 million is restricted as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, and is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond one year from September 30, 2022. $0.3 million is restricted for expenditures related to the National Security Agreement (“NSA”). See Note 12.
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
As of September 30, 2022, and December 31, 2021, the Company had $6.6 million and $3.0 million, respectively, of deferred fulfillment and prepaid launch costs recorded within prepaids and other current assets and other non-current assets in the accompanying consolidated balance sheets. On May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments would be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the nine months ended September 30, 2021. There was an unrelated impairment of $0.8 million in the nine months ended September 30, 2021.
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
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital service vehicle (Vigoride 3) in May 2022. The FAA favorable determination followed a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
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
On May 26, 2022, upon establishing two-way contact between the Vigoride spacecraft in low-earth orbit and a ground station on Earth, Momentus discovered that the Vigoride spacecraft had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. Since that time, the Company has been working to address the anomalies, identify root causes and pursue solutions to be implemented in advance of future missions.

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
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites.
While Momentus initially established two-way communications with the Vigoride spacecraft, it has not been able to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022, the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13, 2022. Momentus has continued to apply for 30-day extensions for its STA, which the FCC has granted, most recently on October 20, 2022.
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
During the third quarter of 2022, the Vigoride spacecraft deployed five additional customer satellites including two on July 17, 2022, two on July 29, 2022, and one at the end of August 2022. Momentus has now deployed a total of eight customer satellites in low-earth orbit, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system.
While Momentus is continuing efforts to address the anomalies experienced by the Vigoride 3 spacecraft during its inaugural mission and to deploy the three remaining customer satellites, the Company’s level of confidence that it will be able to perform some planned operations of the vehicle on this test and demonstration mission has substantially declined. The Company is working to incorporate improvements identified during the current mission in advance of its planned follow-on missions.
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as December 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
In connection with the launch of Vigoride 3 and the third party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight. $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs as of the end of the second quarter 2022, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third party deployer, intended as a demonstration of Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs. The Company did not allocate any Vigoride vehicle development expense to cost of revenue as the vehicle has not yet met the criteria for capitalization. Refer to Research and Development Costs below.
During the three months ended September 30, 2022, the Company resolved the variable consideration uncertainties that had caused it to defer revenue and cost of revenue from its inaugural launch. As a result, the Company amortized the deferred $14 thousand to cost of revenue.

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
Intangible Assets, net
Intangible assets consist of patents (in accordance with ASU 2018-15) and are reported at cost less accumulated amortization and accumulated impairment loss, if any. Amortization is recognized on a straight-line basis over 10 years for patents, and 3 years for internal-use software implementation costs, which is the estimated useful lives of the intangible assets.
Deferred Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to fundraising activities. During the year ended December 31, 2021, deferred offering costs were attributable to the Business Combination and upon completion of the Business Combination, all deferred offering costs were netted with the proceeds, with costs relating to the issuance of equity recorded as a reduction of additional paid in capital, while all costs related to the liability classified warrants were charged to expense. See Note 3 for more information. During the nine months ended September 30, 2022, deferred offering costs were attributable to the Company’s S-3 Universal Shelf registration and the at-the-market offering program. These costs will be netted with the proceeds proportional to the at-the-market program fundraising and any future fundraising under that S-3 registration. Refer to Note 11.
Loss Contingencies
We estimate loss contingencies in accordance with ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the condensed consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the condensed consolidated financial statements and (ii) the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 12.
Revenue Recognition
The Company enters into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. The Company recognizes revenue (along with any other fees that have been paid) upon satisfaction of the Company’s performance obligation.
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million during the year ended December 31, 2021.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of September 30, 2022, and December 31, 2021, the Company had customer deposit balances of $2.4 million and $1.6 million, respectively, in related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as current and non-current contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of September 30, 2022 and December 31, 2021 are $1.2 million and $1.6 million, respectively, of non-current deposits.
In connection with the May 25, 2022 flight of the Vigoride spacecraft and the third-party deployer from a partner company, the Company completed one of the intended performance obligations, resulting in $50 thousand of recognized revenue, which was previously recorded in contract liabilities. The remaining customer payloads were negatively impacted by the Vigoride anomalies and as a result did not receive the anticipated level of service. As a result, the Company offered concessions to these customers, the value of which was unresolved as of June 30, 2022. Due to this uncertainty, the Company recorded the related customer deposits of $133 thousand as deferred revenues within current contract liabilities as of June 30, 2022.
During the three months ended September 30, 2022, the Company recognized $129 thousand of revenue. $28 thousand was due to forfeited customer deposits from cancelled customer contracts. The Company also resolved the uncertainties that had caused it to defer revenue from its inaugural launch. As a result, the Company recognized revenue of $101 thousand, and continued to defer $33 thousand now allocated to future services as a result of the variable consideration.
For the year ended December 31, 2021, the Company recognized revenue related to customer cancelled contracts of $0.3 million, which were previously recorded as contract liabilities. The Company also recorded $(135) thousand as a reduction of cost of revenue which represents the reversal of a contingency recorded during the prior year for loss contracts, partially offset by costs incurred related to one of the cancelled contracts. During the year ended December 31, 2021, in conjunction with the isolated refunds described below, the Company signed amendments with those customers considered in the contingency, such that the services will no longer be free of charge.
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the nine months ended September 30, 2022 and and fiscal year ended December 31, 2021.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The Company’s warrants are recorded as a derivative liability pursuant to ASC 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model. Significant unobservable inputs include stock price, volatility and expected term. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The expected term was based on the maturity of the warrants, which is 5 years. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. Upon conversion of the Legacy Momentus private warrants immediately prior to the business combination, the key valuation input was the closing price of Company’s Common Stock on the Closing Date, as the expected term and volatility were immaterial to the pricing model.
The Company’s performance awards under the equity incentive plans are recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The performance awards are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes (see Note 11).
The Company’s stock repurchase agreements with the Co-Founders are recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The stock repurchase agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes (see Note 11). There were no transfers between levels of input during the three and nine months ended September 30, 2022 and 2021.
Warrant Liability
The Company’s private warrants and stock purchase warrants are recorded as derivative liabilities pursuant to ASC 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model to calculate fair value. See Note 11. Significant unobservable inputs, prior to the Company’s stock being publicly listed, included stock price, volatility and expected term. At the end of each reporting period, changes in fair value during the period are recognized as a components of other income (expense), net within the condensed consolidated statements of operations. The Company will continue to adjust the warrant liabilities for changes in fair value until the earlier of (i) the exercise or expiration of the warrants or (ii) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital within the condensed consolidated statements of stockholders’ equity (deficit).
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
Basic and Diluted (Loss) Income Per Share
Net (loss) income per share is provided in accordance with FASB ASC 260-10 Earnings per Share. Basic net (loss) income per share is computed by dividing losses by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares and SAFE notes if their effect is anti-dilutive. See Note 11.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three and nine months ended September 30, 2022 and 2021 there were immaterial impairments of long-lived assets. See Note 5 and Note 6.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan for the nine months ended September 30, 2022 and 2021.
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
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022. There was no impact to the Company's condensed consolidated financial statements on the date of adoption.
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
The Merger was accounted for as a reverse recapitalization under ASC 805, with Legacy Momentus as the accounting acquirer and SRAC as the acquired company for accounting purposes. Momentus Inc. was determined to be the accounting acquirer as Momentus Inc.'s stockholders prior to the Merger had the greatest voting interest in the combined entity, Momentus Inc. comprises all of the ongoing operations, and Momentus Inc.'s senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Momentus Inc. and its wholly owned subsidiary. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Momentus Inc.
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
Note 4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Prepaid launch costs, current	$3,000	$—
Prepaid research and development	3,466	4,870
Prepaid insurance and other assets	4,473	4,562
Total	$10,939	$9,431
As of September 30, 2022 and December 31, 2021, the non-current portion of prepaid launch costs recorded in other non-current assets was $3.6 million and $3.0 million, respectively.
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
As a result of the FAA application denial, on May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments were non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of $8.7 million of prepaid launch costs during the nine months ended September 30, 2021. There was an unrelated impairment of $0.8 million for the nine months ended September 30, 2021.
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
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital service vehicle (Vigoride 3) in May 2022. The FAA favorable determination followed a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
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
In connection with the launch of Vigoride 3 and the third party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight. $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs as of the end of the second quarter 2022, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third party deployer, intended as a demonstration of Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs. The Company did not allocate any Vigoride vehicle development expense to cost of revenue as the vehicle has not yet met the criteria for capitalization. Refer to Research and Development Costs in Note 2.
During the three months ended September 30, 2022, the Company resolved the variable consideration uncertainties that had caused it to defer revenue and cost of revenue from its inaugural launch. As a result, the Company amortized the deferred $14 thousand to cost of revenue.
Note 5. Property, Machinery and Equipment, net
Property, machinery and equipment, net consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Computer equipment	$10	$178
Furniture and fixtures	55	206
Leasehold improvements	2,911	2,693
Machinery and equipment	3,517	3,332
Construction in-progress	154	247
Property, machinery and equipment, gross	6,647	6,656
Less: accumulated depreciation	(2,314)	(1,827)
Property, machinery and equipment, net	$4,333	$4,829
Depreciation expense related to property, machinery and equipment was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Intangible Assets, net
Intangible assets, net consisted of the following as of September 30, 2022:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$454	$(111)	$343	7.3
Total	$454	$(111)	$343
Intangible assets, net consisted of the following as of December 31, 2021:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$404	$(91)	$313	7.5
Capitalized software implementation costs	43	(7)	36	2.6
Total	$447	$(98)	$349
Amortization expense related to intangible assets was $14 thousand and $96 thousand for the three and nine months ended September 30, 2022, respectively, and $14 thousand and $37 thousand for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2022	$12
2023	49
2024	49
2025	49
2026	49
Thereafter	135
Total	343
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
The components of operating lease expense were as follows:

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Leases (cont.)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$385	$435	$1,229	$1,306
Variable lease expense	138	147	429	442
Short-term lease expense	21	2	22	8
Total lease expense	$544	$585	$1,680	$1,757
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of September 30, 2022, the weighted-average remaining lease term was 5.4 years and the weighted-average discount rate was 5.6%.
As of September 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2022	$386
2023	1,533
2024	1,580
2025	1,627
2026	1,674
Thereafter	2,026
Total lease payments	8,826
Less: Imputed interest	(1,261)
Present value of lease liabilities	$7,565
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Legal and other professional services	$3,983	$4,121
Compensation expense	2,715	3,862
Research and development projects	702	1,240
Offering costs	179	—
Other current expense	139	399
Payroll tax expense	163	163
Total	$7,881	$9,785
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
(increase) in the estimated fair value of the SAFE notes was $26.9 million and $209.3 million for the three and nine months ended September 30, 2021, respectively. These amounts are included in other income (expense).
Note 10. Loan Payable
Term Loan
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (the “Term Loan”) which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12%. $25.0 million of the Term Loan was immediately available for borrowing by the Company at the inception of the agreement, the Company borrowed this amount on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones by the June 30, 2021 deadline. The repayment terms of the Term Loan provide for interest-only payments from March 1, 2021 through February 28, 2022.
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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, and $3.6 million and $6.9 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, the Company’s total loan payable consisted of gross Term Loan payable of $18.3 million and accrued interest of $0.1 million, offset by unamortized debt discount and issuance costs of $2.0 million. The Term Loan principal has future scheduled maturities for the remainder of 2022 of $3.0 million, as well as $13.0 million and $2.3 million for 2023 and 2024, respectively.
Promissory Notes
On June 29, 2021, the Company and SRAC amended the Merger Agreement which, among other things, provided for the issuance by the Company of two second lien notes (the “Promissory Notes”). The Promissory Notes, in the amount of $1.5 million each, were held by the Company’s outside counsel and SRAC, and were for certain legal fees and expenses incurred by SRAC and the Company in relation to the Business Combination. As a result of the Business Combination, the amount due to SRAC became an intercompany transaction which was eliminated from the combined entity’s consolidated balance sheets. During the year ended December 31, 2021, the Company signed an agreement with its outside counsel and made a payment which settled the Promissory Notes as well as all

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Loan Payable (cont.)
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
Co-Founder Divestment and Stock Repurchase Agreements
In accordance with the NSA and pursuant to stock repurchase agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively, the “Co-Founders”) sold 100% of their respective equity interests in the Company on June 30, 2021. In exchange for their equity interests, the Company initially paid each entity $1, but will additionally pay up to an aggregate of $50,000,000, out of funds legally available therefor, to the Co-Founders, on a pro rata basis, as follows: (i) an aggregate of $40,000,000 to be paid out of funds legally available therefor, within 10 business days after the earlier of (A) a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $100,000,000 and (B) the Business Combination (the “First Payment Date”); and (ii) an aggregate of $10,000,000 to be paid out of funds legally available therefor, within 10 business days after a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $250,000,000 (determined without any reduction for the $100,000,000 previously received in respect of the First Payment Date).
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
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders in accordance with the terms of the stock repurchase agreements.
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, as well as the Company’s fundraising efforts under the at-the-market offering

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
program describe below, resulting in an estimated liability of $10.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital within the statements of stockholders’ equity (deficit), as of September 30, 2022.
Stock Purchase Warrants
In February 2021, the Company entered into the Term Loan. In conjunction with the Term Loan, warrants up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The remaining 20% of the warrants were forfeited on June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815 with the offset recorded as a debt discount. The Company recorded the (decrease) increase in the estimated fair value of the warrant of $0.3 million and $(10.7) million for three and nine months ended September 30, 2021, respectively, within other (income) expense in the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination. The loan remains outstanding as of September 30, 2022.
In March 2020, the Company entered into an equipment financing agreement to fund the acquisition of specific and eligible equipment (the “Equipment Loan”). In conjunction with the Equipment Loan, the Company issued stock purchase warrants to the lender, which allowed for the purchase of 191,108 shares of Common Stock in a subsequent round of financing. These warrants were also accounted for as a derivative liability and the (decrease) increase in the estimated fair value of the warrant of $0.4 million and $(1.1) million for the three and nine months ended September 30, 2021, respectively, was recorded within other (income) expense in the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination.
Public and Private Warrants
As of September 30, 2022, the Company had public and private warrants outstanding to purchase 8,625,000 and 11,272,500 of Common Stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $11.50 per share, subject to adjustment, at any time commencing on August 12, 2021. The public and private warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
Additionally, the Company had private warrants outstanding to purchase 308,569 shares of Common Stock, with an exercise price of $0.20 per share, unrelated to the Business Combination, which were exercised on a net basis for 278,146 shares during the nine months ended September 30, 2022.
The private warrants assumed in connection with the Business Combination were accounted for as a derivative liability and the (decrease) increase in estimated fair value of the warrants of $(1.6) million and $(3.4) million for the three and nine months ended September 30, 2022, respectively, and $2.0 million for the three and nine months ended September 30, 2021 was recorded within other (income) expense. The public warrants and the legacy outstanding private warrants were recorded as equity within statements of stockholders’ equity (deficit).
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
The Sponsor Earnout Shares are recorded within equity. Due to the contingently forfeitable nature of the shares, the Sponsor Earnout Shares are excluded from basic EPS calculations but are considered potentially dilutive shares of the purposes of diluted EPS (refer to “Income (Loss) Per Share” below).

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
At-The-Market Offering
On September 28, 2022, Momentus entered into an At-the-Market Equity Offering Sales Agreement with a sales agent (the “ATM Sales Agreement”). Pursuant to the ATM Sales Agreement, the Company may from time to time sell, through the sales agent using at-the-market (“ATM”) offerings, shares of Common Stock up to an aggregate offer price of up to $50.0 million. Under the ATM Sales Agreement, the sales agent will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
During the three and nine months ended September 30, 2022 there were no sales under the ATM Sales Agreement.
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
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 5,982,922 shares of Common Stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board. During the nine months ended September 30, 2022, the shares available for grant under the 2021 Plan increased by 2,436,353 and 313,758 due to the evergreen provision and forfeitures from the Initial Plan and the 2018 Plan, respectively. As of September 30, 2022, there were 1,644,169 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 1,595,445 shares of Common Stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Common Stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 1,595,445 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the nine months ended September 30, 2022, the shares available for issuance under the 2021 ESPP Plan increased by 406,059 due to the evergreen provision. During the nine months ended September 30, 2022, 77,162 shares were issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $0.2 million as of September 30, 2022, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
2022 Inducement Equity Plan
In February 2022, the Company adopted the 2022 Inducement Equity Plan (the “2022 Plan”), under which 4,000,000 shares of Common Stock were initially reserved for issuance. The 2022 Plan allows for the issuance of NSOs, RSAs, SARs, RSUs, and stock bonus awards, subject to certain eligibility requirements. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four-year period. As of September 30, 2022 only RSU grants have been made under the 2022 Plan and there were 1,079,933 shares remaining available for grant. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the nine months ended September 30, 2022:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,040,360	$0.27
Granted	1,064,862	2.54
Vested exercised	(1,947,970)	0.27
Forfeitures	(313,758)	0.28
Outstanding as of September 30, 2022	2,843,494	$1.12	7.9	$1,965
Exercisable as of September 30, 2022	1,402,846	$0.55	7.1	$1,364
Vested and expected to vest as of September 30, 2022	2,843,494	$1.12	7.9	$1,965
As of September 30, 2022, there was a total of $1.6 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.9 years.
The total intrinsic value of options exercised during the three and nine months ended September 30, 2022, was $0.7 million and $4.9 million, respectively, and during the three and nine months ended September 30, 2021 was $10.2 million and $15.6 million, respectively.
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
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the nine months ended September 30, 2022. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. share price)
Outstanding as of December 31, 2021	2,812,110	$10.87
Granted	7,246,487	2.53
Vested	(603,278)	9.59
Forfeited	(1,285,914)	6.72
Outstanding as of September 30, 2022	8,169,405	$4.20
As of September 30, 2022, there was a total of $29.8 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $11.2 million.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development expenses	$737	$52	$1,624	$186
Selling, general and administrative expenses	2,552	3,023	6,911	11,001
Total	$3,289	$3,075	$8,535	$11,187
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Options	$106	$3,075	$357	$11,187
RSUs & RSAs	3,096	—	8,079	—
ESPP	45	—	127	—
Performance Awards	$42	$—	(28)	—
Total	$3,289	$3,075	$8,535	$11,187
Performance Awards
Performance awards under the 2021 Plan are accounted for as liability-classified awards, as the obligations are typically a fixed monetary amount which is settled on a future date in a variable number of shares of the Company’s Common Stock. The variable number of potentially settled shares is not limited. Performance awards are measured at their fair value based on management’s estimates of potential outcomes of the performance. Outstanding performance awards correspond to 30,657 shares if they were settled on September 30, 2022.
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
Net (Loss) Income Per Share
The following table sets forth the computation of diluted net (loss) income per share:

Diluted Net (Loss) Income Per Share	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share-based data)	2022	2021	2022	2021
Numerator:
Net (loss) income	$(21,298)	$(5,614)	$(71,004)	$123,384
Net loss allocated to common stockholders for diluted net loss per share	$(21,298)	$(5,614)	$(71,004)	$123,384
Denominator:
Denominator for basic net (loss) income per share - weighted average shares outstanding	82,066,795	60,589,566	81,122,541	59,873,199
Dilutive options and unvested stock units outstanding	—	—	—	4,056,805
Dilutive warrants outstanding	—	—	—	302,533
Denominator for diluted net loss per share - adjusted weighted average shares outstanding	82,066,795	60,589,566	81,122,541	64,232,537

Net (loss) income per share - basic	$(0.26)	$(0.09)	$(0.88)	$2.06
Net (loss) income per share - diluted	$(0.26)	$(0.09)	$(0.88)	$1.92
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
As the Company incurred a net loss for the three and nine months ended September 30, 2022, and the three months ended September 30, 2021, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity and Stock-based Compensation (cont.)
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options and unvested stock units outstanding	10,591,058	4,304,660	6,242,976	—
Warrant outstanding	19,897,500	20,206,069	19,977,404	19,897,500
Contingent Sponsor Earnout Shares	1,437,500	—	1,437,500	—
Total	31,926,058	24,510,729	27,657,880	19,897,500
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of September 30, 2022, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2022	$5,963
2023	13,100
2024	600
Thereafter	—
Total	$19,663
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
On November 12, 2021, Lead Plaintiff Hartmut Haenisch filed an Amended Consolidated Class Action Complaint (the “Amended Complaint”) against SRAC, Sponsor, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel (collectively, the "Stable Road Defendants"), Momentus, Dawn Harms, Fred Kennedy (collectively, the "Momentus Defendants"), and Mikhail Kokorich. Ms. Harms and Mr. Kennedy, and others, were added as defendants in the Amended Complaint. The Amended Complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Business Combination, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
On February 14, 2022, the Momentus Defendants filed their motions to dismiss and the Stable Road Defendants filed their motion to dismiss the Amended Complaint. Mr. Kokorich has not been served, nor appeared, in the litigation. On July 13, 2022, the Court issued its ruling on the motions to dismiss, granting the Stable Road Defendants' motion as to Count 1 as against Defendants Quiroga, Norris and Hofmockel, granting the motion, granting the Momentus Defendants' motions as to Count III as against Defendants Harms and Kennedy, and denying the motions on all other counts. The Momentus Defendants and the Stable Road Defendants answered the Amended Complaint on August 2, 2022. A case management conference previously scheduled for August 22, 2022 was vacated and a case management and scheduling order issued without conference on August 25, 2022. A jury trial date has been set for November 14, 2023. Momentus disputes the allegations in the Amended Complaint and intends to vigorously defend the litigation.
Momentus has determined that any potential loss from litigation is not estimable at this time.
SEC Settlement and CFIUS Review
On January 24, 2021, the Company received a subpoena from the Division of Enforcement of the SEC ("Division of Enforcement") requesting documents regarding the Registration Statement on Form S-4 and Amendment No. 1 thereto (the "Registration Statement") filed by SRAC in connection with the Business Combination. The Company entered into a settlement with the SEC on July 8, 2021. As a result of the settlement, in accordance with ASC Topic 450, Contingencies, (“ASC 450”) the Company paid a fine of $2 million and recorded a liability of $5 million within other current liabilities, due one year from the settlement date. The Company paid the remaining $5 million liability on July 8, 2022.
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
In accordance with the NSA and pursuant to stock repurchase agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “the Co-Founders”) sold 100% of their respective equity interests in the Company on June 30, 2021. In exchange for their equity interests, the Company initially paid each entity $1, but will additionally pay up to an aggregate of $50,000,000, out of funds legally available therefor, to the Co-Founders, on a pro rata basis, as follows: (i) an aggregate of $40,000,000 to be paid out of funds legally available therefor, within 10 business days after the earlier of (A) a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $100,000,000 and (B) the Business Combination (the “First Payment Date”); and (ii) an aggregate of $10,000,000 to be paid out of funds legally available therefor, within 10 business days after a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $250,000,000 (determined without any reduction for the $100,000,000 previously received in respect of the First Payment Date).
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
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders in accordance with the terms of the stock repurchase agreements (see Note 11).

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, as well as the Company’s fundraising efforts under the at-the-market offering program describe above, resulting in an estimated liability of $10.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital within the statements of stockholders’ equity (deficit), as of September 30, 2022.
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
The Company incurred legal expenses related to these matters of approximately $0.3 million and $1.6 million during the three and nine months ended September 30, 2022, respectively, and $2.2 million and $9.6 million during the three and nine months ended September 30, 2021, respectively, and expects to continue to incur legal expenses in the future.
Shareholder Section 220 Litigation
On June 16, 2022, Plaintiff and Momentus shareholder James Burk filed a verified complaint against Momentus in the Delaware Court of Chancery, Case. No. 2022-0519, to inspect the books and records of Momentus pursuant to Section 220 of the Delaware General Corporation Law. Plaintiff seeks production of books and records relating to the management of Momentus and its disclosures to potential investors in connection with the Business Combination. The matter is currently stayed pending the Company's production of certain documents to satisfy Plaintiff's requests for inspection. Plaintiff has demanded an order compelling the Company to comply with Plaintiff's production demands and granting Plaintiff an award of attorney's fees in connection with its prosecution of the matter. The Company from time to time responds to books and records requests properly submitted pursuant to applicable Delaware law. Momentus disputes the allegations in the complaint and intends to vigorously defend the litigation.
Shareholder Derivative Litigation
On June 20, 2022, a shareholder derivative action was filed by Brian Lindsey, on behalf of Momentus, in the U.S. District Court for the Central District of California, Case No. 2:22-cv-04212, against Momentus (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood. This derivative action alleges the same core allegations as stated in the securities class action litigation. Defendants dispute the allegations as stated in this derivative action. On September 27, 2022, Plaintiff filed his Notice of Voluntary Dismissal without Prejudice seeking to dismiss the case. Because Plaintiff’s dismissal of this derivative action was voluntary and without prejudice, this plaintiff and/or other shareholders may seek to re-file the claims asserted in this matter at a later date. Momentus intends to vigorously defend any such litigation.
SAFE Note Litigation
On July 20, 2022, The Larian Living Trust ("TLLT") filed an action against Momentus in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4 million in Momentus. TLLT alleges that a "liquidity event" occurred when Momentus closed the Business Combination, such that it was entitled to the greater of its $4 million investment or its “Conversion Amount” of Momentus shares, which was a total of 724,995 shares of Momentus stock. TLLT further alleges that Momentus refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its attorney's fees and costs.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
On September 22, 2022, Momentus filed its motion to dismiss the complaint in this matter. Momentus disputes the allegations in the complaint and intends to vigorously defend the litigation.

Kokorich Litigation
On June 8, 2021, former co-founders and shareholders of the Company, Mikhail Kokorich and Lev Khasis signed the NSA alongside stock repurchase agreements, whereby they agreed to divest their interests in the Company in exchange for a cash payments and other considerations. As part of the NSA and stock repurchase agreements, Messrs. Kokorich and Khasis agreed to a broad waiver and release of all claims (broadly defined) against the Company. The Company has maintained that this release is effective as to various advancement and indemnification claims either individual may have against the Company.
Both Messrs. Kokorich and Khasis have, through counsel, disagreed with the Company’s position. For example, Mr. Kokorich is named as a defendant in the securities class action pending against the Company and other defendants, although he has not been served nor appeared in those matters. In addition, Mr. Kokorich is the sole defendant in a civil litigation action filed against him by the Securities and Exchange Commission, which remains pending in the US District Court for the District of Columbia, Case No. 1:21-cv-01869. Mr. Kokorich has demanded indemnification and advancement from Momentus for his fees and costs incurred in these actions, which claims are disputed by the Company.
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against Momentus in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from Momentus. On October 14, 2022, Momentus filed its motion to dismiss this action. Momentus disputes the allegations in the complaint and intends to vigorously defend the litigation.
Other Litigation and Related Matters
These and other litigation matters may be time-consuming, divert management’s attention and resources, cause the Company to incur significant defense and settlement costs or liability, even if we believe the claims asserted against us are without merit. We intend to vigorously defend against all such claims. Because of the potential risks, expenses and uncertainties of litigation, as well as claims for indemnity from various of the parties concerned, we may from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, further compounded by various claims for indemnity which may or may not be fully insured, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our operating results and financial condition.
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
Note 13. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2022 and 2021 was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes and a full valuation allowance for deferred tax assets.

Tables of Contents
ITEM 2. MOMENTUS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and Annual Report on Form 10-K filed with the SEC on March 9, 2022. This discussion and analysis should also be read together with our financial information for the period ended and as of September 30, 2022. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Our transportation service offering will focus on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we plan to create a hub-and-spoke transportation network in partnership with leading launch service providers, such as SpaceX. Under this model, our customers’ satellites would “ride share” from Earth to space on a midsized or large rocket. Our Orbital Service Vehicles (“OSVs”) would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe our hub-and-spoke model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond “last mile” transportation.
Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology. We have signed contracts for approximately $43 million in backlog (potential revenue), as of October 31, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 19 companies in 14 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. Refer to “Risk Factors — We may not be able to convert our orders in backlog into revenue,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
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
On May 26, 2022, upon establishing two-way contact between the Vigoride spacecraft in low-earth orbit and a ground station on Earth, Momentus discovered that the Vigoride spacecraft had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. Since that time, the Company has been working to address the anomalies, identify root causes and pursue solutions to be implemented in advance of future missions.

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
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites.
While Momentus initially established two-way communications with the Vigoride spacecraft, it has not been able to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022, the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13, 2022. Momentus has continued to apply for 30-day extensions for its STA, which the FCC has granted, most recently on October 20, 2022.
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
During the third quarter of 2022, the Vigoride spacecraft deployed five additional customer satellites including two on July 17, 2022, two on July 29, 2022, and one at the end of August 2022. Momentus has now deployed a total of eight customer satellites in low-earth orbit, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system.
While Momentus is continuing efforts to address the anomalies experienced by the Vigoride 3 spacecraft during its inaugural mission and to deploy the three remaining customer satellites, the Company’s level of confidence that it will be able to perform some planned operations of the vehicle on this test and demonstration mission has substantially declined. The Company is working to incorporate improvements identified during the current mission in advance of its planned follow-on missions.
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as December 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
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
The technology underlying our anticipated service offerings is still in the process of being developed, and has not been fully tested or validated in space. Our ability to execute on our business plan is dependent on the successful development and commercialization of the technologies described in this Form 10-Q. Although we believe our water plasma propulsion technology will be a key differentiator of our product offerings, we have to date only conducted one test of this technology in space. Although we believe our test unit generated plasma in space and validated the theoretical basis of our technology, we have yet to experimentally confirm the unit’s ability to generate thrust in space, which is crucial to our ability to conduct actual spacecraft maneuvers in orbit. Until we can accomplish this, the technology will remain in the experimental stages. Moreover, even if the unit generates thrust, there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Our statements and beliefs about the viability of our technology are primarily based on theoretical analyses and experimentally observed results during ground testing and our single test of this technology in space. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all. This Form 10-Q describes Momentus’ current business plans for continuing to develop its technology and marketing and commercializing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles. Refer to “Risk Factors — A key component of our business model is the delivery of satellites using our vehicles from low-earth orbit to other orbits. The technology for this maneuver is still in the development stage...” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
Services Overview
When our technology is fully developed and validated in the future, we currently plan to provide the following infrastructure services to the space economy:
Space Transportation. We are designing a space transportation service based on a hub-and-spoke model, which combines ride share launch on a medium or large rocket with last-mile delivery using one of our OSVs. Under this model, our customers will deliver their payload to us a few months prior to launch for integration onto our vehicle. Once we have integrated our customers’ payloads, we will then ship our vehicle, holding the customer payload fixture, to the launch site, where it will be integrated onto the rocket. The rocket will then transport our vehicle to the drop-off orbit. After separation from the rocket, our vehicle will transport our customers’ payloads to their chosen final orbit.
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
Beyond Vigoride, we envision bringing two progressively larger vehicles to market, currently called Ardoride and Fervoride. These vehicles will be similar to our Vigoride vehicle, but with larger structures, larger solar arrays, and more powerful propulsion systems in order to carry progressively larger payloads progressively further from Earth.
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
•our ability to protect our intellectual property critical to the design and function of our orbital service vehicles;
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
Develop our commercial program for in-space transportation. We conducted our inaugural demonstration mission with our Vigoride vehicle (Vigoride 3) in May 2022. We currently plan to fly our second Vigoride vehicle on a SpaceX Transporter flight as early as December 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
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
Customer Demand
We have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. As of September 30, 2022, we had collected approximately $2.4 million in customer deposits related to future launches. While our standard contracts do not contain refunds or recourse provisions that enable our customers to recover any non-refundable deposits that have been paid, we issued refunds totaling $1.4 million to customers during the year ended December 31, 2021 due to cancelled launches for 2021 in order to foster future business relationships and customer goodwill.
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
We have signed contracts for approximately $43 million in backlog (potential revenue), as of October 31, 2022. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 19 companies in 14 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
Our backlog is subject to meaningful customer concentration risk. As of October 31, 2022, approximately 90% of the total dollar value of our backlog related to three launch services providers and aggregators of launch services capacity, and their affiliates. The top ten customers in our backlog represent approximately 98% of the total dollar value of our backlog.
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
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as December 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
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
Recent Developments
At-The-Market Offering
On September 28, 2022, the Momentus entered into an At-the-Market Equity Offering Sales Agreement with a sales agent (the “ATM Sales Agreement”). Pursuant to the ATM Sales Agreement, the Company may from time to time sell, through the sales agent using at-the-market (“ATM”) offerings, shares of Common Stock up to an aggregate offer price of up to $50.0 million. Under the ATM Sales Agreement, the sales agent will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
During the three and nine months ended September 30, 2022 there were no sales under the ATM Sales Agreement.
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
SEC Settlement and CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred and expect to incur significant expenses in connection with the implementation of the NSA described below. We have also incurred significant expenses related to the SEC settlement discussed below. As of September 30, 2022, the Company had incurred legal expenses of approximately $9.1 million related to these matters.

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
CFIUS Review and NSA
In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from SRAC, submitted a joint notice to CFIUS for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense (the “DoD”) regarding Momentus’ foreign ownership and control. On June 8, 2021, the Company entered into a National Security Agreement with Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis), and the U.S. government, represented by the DoD and the U.S. Department of the Treasury (such agreement, the “NSA”). In accordance with the NSA, Mr. Kokorich, Nortrone Finance S.A., Lev Khasis and his wife Olga Khasis, and Brainyspace LLC divested all the equity interests in Momentus owned or beneficially owned by them by selling such equity interests to the Company on June 8, 2021 (see below “Co-Founder Divestment”). The NSA also established various requirements and restrictions on the Company in order to protect national security, certain of which may materially and adversely affect our operating results due to the cost of compliance with security measures, and limitations on our control over certain U.S. facilities, contracts, personnel, vendor selection and operations. The Company has made progress in implementing the NSA by achieving baseline compliance and incorporating security measures into Company policies and procedures addressing some NSA risk.
Co-Founder Divestment and Stock Repurchase Agreements
In accordance with the NSA and pursuant to stock repurchase agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “ the Co-Founders”) sold 100% of their respective equity interests in the Company on June 30, 2021. In exchange for their equity interests, the Company initially paid each entity $1, but will additionally pay up to an aggregate of $50,000,000, out of funds legally available therefor, to the Co-Founders, on a pro rata basis, as follows: (i) an aggregate of $40,000,000 to be paid out of funds legally available therefor, within 10 business days after the earlier of (A) a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $100,000,000 and (B) the Business Combination (the “First Payment Date”); and (ii) an aggregate of $10,000,000 to be paid out of funds legally available therefor, within 10 business days after a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $250,000,000 (determined without any reduction for the $100,000,000 previously received in respect of the First Payment Date).
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
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders in accordance with the terms of the stock repurchase agreements (see Note 11).
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers as well as the Company’s fundraising efforts under the at-the-market offering program describe above, resulting in an estimated liability of $10.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital within the statements of stockholders’ equity (deficit), as of September 30, 2022.
The payment came from proceeds of the Business Combination and PIPE Investment and therefore reduce the proceeds available to Momentus to fund its operations and capital expenditures going forward.
As part of the stock repurchase agreements, both Messrs. Kokorich and Khasis agreed to a broad waiver and release of all claims (broadly defined) against the Company. The Company has maintained that this release is effective as to various advancement and indemnification claims either individual may have against the Company.
Both Messrs. Kokorich and Khasis have, through counsel, disagreed with the Company’s position. For example, Mr. Kokorich is named as a defendant in the securities class action pending against the Company and other defendants, although he has not been served nor appeared in those matters. In addition, Mr. Kokorich is the sole defendant in a civil litigation action filed against him by the Securities and Exchange Commission, which remains pending in the US District Court for the District of Columbia, Case No. 1:21-cv-01869. Mr. Kokorich has demanded indemnification and advancement from Momentus for his fees and costs incurred in these actions, which claims are disputed by the Company.
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against Momentus in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from Momentus. On October 14, 2022, Momentus filed its motion to dismiss this action. Momentus disputes the allegations in the complaint and intends to vigorously defend the litigation.
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

On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital service vehicle (Vigoride 3) in May 2022. The FAA favorable determination followed a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
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
On May 26, 2022, upon establishing two-way contact between the Vigoride spacecraft in low-earth orbit and a ground station on Earth, Momentus discovered that the Vigoride spacecraft had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. Since that time, the Company has been working to address the anomalies, identify root causes and pursue solutions to be implemented in advance of future missions.
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
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites.
While Momentus initially established two-way communications with the Vigoride spacecraft, it has not been able to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022, the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13, 2022. Momentus has continued to apply for 30-day extensions for its STA, which the FCC has granted, most recently on October 20, 2022.
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
During the third quarter of 2022, the Vigoride spacecraft deployed five additional customer satellites including two on July 17, 2022, two on July 29, 2022, and one at the end of August 2022. Momentus has now deployed a total of eight customer satellites in low-earth orbit, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system.
While Momentus is continuing efforts to address the anomalies experienced by the Vigoride 3 spacecraft during its inaugural mission and to deploy the three remaining customer satellites, the Company’s level of confidence that it will be able to perform some planned operations of the vehicle on this test and demonstration mission has substantially declined. The Company is working to incorporate improvements identified during the current mission in advance of its planned follow-on missions.
The Company anticipates flying its second Vigoride vehicle to low-earth orbit on a third-party launch provider as early as December 2022. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.
In connection with the May 25, 2022 flight of the Vigoride spacecraft and the third-party deployer from a partner company, the Company completed one of the intended performance obligations, resulting in $50 thousand of recognized revenue, which was previously recorded in contract liabilities. The remaining customer payloads were negatively impacted by the Vigoride anomalies and as a result did not receive the anticipated level of service. As a result, the Company offered concessions to these customers, the value of which was unresolved as of June 30, 2022. Due to this uncertainty, the Company recorded the related customer deposits of $133 thousand as deferred revenues within current contract liabilities as of June 30, 2022.
During the three months ended September 30, 2022, the Company recognized $129 thousand of revenue. $28 thousand was due to forfeited customer deposits from cancelled customer contracts. The Company also resolved the uncertainties that had caused it to defer revenue from its inaugural launch. As a result, the Company recognized revenue of $101 thousand, and continued to defer $33 thousand now allocated to future services as a result of the variable consideration.
As of September 30, 2022 we have signed contracts with customers and have collected approximately $2.4 million in customer deposits, which are recorded as non-current contract liabilities in our consolidated balance sheets.
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
Cost of Revenue
Cost of revenue consists primarily of expenses associated with the cost of the orbital service vehicle and third-party launch costs. Until the orbital service vehicle design is completed and released for production, the cost of these orbital service vehicles is being expensed as research and development costs as materials and services are received. The current design and technology allow for a single use of the orbital service vehicle.
In connection with the launch of Vigoride 3 and the third party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight. $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs as of the end of the second quarter 2022, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third party deployer, intended as a demonstration of Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs. The Company did not allocate any Vigoride vehicle development expense to cost of revenue as the vehicle has not yet met the criteria for capitalization. Refer to Research and Development Costs in Note 2.
During the three months ended September 30, 2022, the Company resolved the variable consideration uncertainties that had caused it to defer revenue and cost of revenue from its inaugural launch. As a result, the Company amortized the deferred $14 thousand to cost of revenue.
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
As of September 30, 2022, we have expensed all research and development costs associated with developing and building our vehicles. Once we have achieved technological feasibility and released the design for volume production, we will capitalize the costs to construct any additional components for the vehicles. We expect to continue to see an increase in our research and development expenses as we develop our next generation of vehicles.
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
Comparison of Financial Results for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Service revenue	$129	$200	$(71)	(36%)
Cost of revenue	14	(184)	198	(108%)
Gross margin	115	384	(269)	(70%)

Operating expenses:
Research and development expenses	10,571	9,047	1,524	17%
Selling, general and administrative expenses	11,184	12,057	(873)	(7%)
Operating loss	(21,640)	(20,721)	(919)	4%

Other income (expense):
Decrease in fair value of SAFE notes	—	26,924	(26,924)	(100%)
Decrease (increase) in fair value of warrants	1,579	(2,712)	4,291	(158%)
Realized gain on disposal of asset	(45)	—	(45)	N/A
Interest income	28	—	28	N/A
Interest expense	(1,261)	(4,328)	3,067	(71%)
Other income (expense)	41	(4,778)	4,819	(101%)
(Loss) income before income taxes	(21,298)	(5,614)	(15,684)	279%
Net (loss) income	$(21,298)	$(5,614)	(15,684)	279%
Service revenue
The revenue recognized during the three months ended September 30, 2022 was due to the resolution of variable consideration uncertainties, relating to Vigoride anomalies and subsequent concessions, which had caused the Company to defer revenues pertaining to its first launch in May 2022, as well as forfeited customer deposits related to contract cancellations.
The revenue recognized during the three months ended September 30, 2021 was due to a cancelled customer contract, which resulted in the forfeiture of the related customer deposits.
(Reversal of) Cost of revenue
The cost of revenue during the three months ended September 30, 2022 was due to the revenue recognition relating to deferred revenues from the Company’s first launch in May 2022 described above. The Company allocated the cost of the launch proportionally based on payload weight.
The reduction of cost of revenue during the three months ended September 30, 2021 represents the reversal of a contingency recorded during the prior year for loss contracts related to free slots on future missions. During the three months ended September 30, 2021 the Company signed amendments or terminations with those customers such that the services will no longer be free of charge.
Research and development expenses
Research and development expenses increased from $9.0 million in the three months ended September 30, 2021 to $10.6 million in the three months ended September 30, 2022. The increase was primarily due to additional payroll costs of $1.6 million (including an increase of $0.7 million in non-cash stock based compensation) due to an increase in headcount, and higher compensation packages related to the transition from start-up to a publicly traded company. Spending on components, materials, and other costs also increased by $0.3 million, along with additional overhead and other costs of $0.4 million. These increases were offset by decreased subcontracted research and development costs of $0.8 million.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $12.1 million in the three months ended September 30, 2021 to $11.2 million in the three months ended September 30, 2022. The decrease was primarily driven by a reduction of $1.1 million in legal spending as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance, along with a wider range of smaller litigation matters. Non-cash stock based compensation costs decreased by $0.5 million due to a stock option modification in the prior year (described in Note 11), off-set by higher stock based compensation costs for employees since becoming a publicly traded company. These decreases were offset by additional insurance costs of $0.3 million and additional general corporate costs of $0.4 million were incurred due to the extra requirements of operating as a publicly traded company.
Decrease in fair value of SAFE notes
The decrease in the calculated fair value of SAFE notes during the three months ended September 30, 2021 was primarily due to a decrease in the estimated fair value of the Company’s stock, which at that time was driven by its relation to the market price of SRAC. All outstanding SAFE notes were converted to Common Stock upon completion of the Business Combination (see Note 9). Prior to conversion, our SAFE notes were classified as marked-to-market liabilities pursuant to ASC 480 and gains or losses were recorded as other income or expense.
Decrease (increase) in fair value of warrants
For the three months ended September 30, 2021, the increase in the calculated fair value of the private loan-related warrants, which were accounted for as a derivative liability, was primarily attributable to the final fair value measurement of the warrants that were exercised in connection with the Business Combination, in which the expected period was the shortest period of time of any measurement. The assumed warrant liabilities from the Business Combination also increased in value due to the Company’s stock increasing in fair value in the remainder of the period following the Merger. See Note 11.
For the three months ended September 30, 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 11.
Interest expense
Interest expense of $4.3 million for the three months ended September 30, 2021 relates to cash and amortization interest under the original one year term of the Term Loan. During January 2022, the Company exercised its option to extend repayment of the loan, resulting in a decrease of the effective interest rate and lower cash and amortization interest of $1.3 million for the three months ended September 30, 2022. See Note 10.
Other income (expense)
Other income in the three months ended September 30, 2022 was immaterial. Other expense in the three months ended September 30, 2021 was due to the transaction costs allocated to the liability-classified warrant assumed in connection with the Business Combination.

Comparison of Financial Results for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Service revenue	$179	$330	$(151)	(46%)
Cost of revenue	26	(135)	161	(119%)
Gross margin	153	465	(312)	(67%)

Operating expenses:
Research and development expenses	31,438	39,747	(8,309)	(21%)
Selling, general and administrative expenses	38,898	35,802	3,096	9%
Operating loss	(70,183)	(75,084)	4,901	(7%)

Other income (expense):
Decrease in fair value of SAFE notes	—	209,291	(209,291)	(100%)
Decrease in fair value of warrants	3,382	9,826	(6,444)	(66%)
Realized loss on disposal of asset	(114)	—	(114)	N/A
Interest income	33	2	31	1550%
Interest expense	(4,166)	(8,685)	4,519	(52%)
SEC settlement	—	(7,000)	7,000	(100%)
Other income (expense)	44	(4,965)	5,009	(101%)
(Loss) income before income taxes	(71,004)	123,385	(194,389)	(158%)
Income tax expense	—	1	(1)	(100%)
Net (loss) income	$(71,004)	$123,384	(194,388)	(158%)
Service revenue
The revenue recognized during the nine months ended September 30, 2022 was primarily due to the Company’s first launch in May 2022. This revenue was recognized as the result of a completed performance obligation, as well as other performance obligations which were negatively impacted by the Vigoride 3 anomalies and led to concessions offered to customers, the value of which was resolved after the completion of the mission. Additional revenues were recognized from forfeited customer deposits related to contract cancellations.
The revenue recognized during the nine months ended September 30, 2021 was due to customer contract cancellations, resulting in the forfeiture of $0.3 million of non-refundable customer deposits.
(Reversal of) Cost of revenue
The cost of revenue during the nine months ended September 30, 2022 was due to the Company’s first launch in May 2022. The Company allocated the cost of the launch proportionally based on payload weight.
The reversal of cost of revenue recorded during the nine months ended September 30, 2021 represents the reversal of a contingency recorded during the prior year for loss contracts related to free slots on future missions. During the nine months ended September 30, 2021 the Company signed amendments or terminations with those customers such that the services will no longer be free of charge. The reversed contingency was offset by costs incurred related to one of the cancelled contracts.
Research and development expenses
Research and development expenses decreased from $39.7 million in the nine months ended September 30, 2021 to $31.4 million in the nine months ended September 30, 2022. The decrease was primarily due to one-time impairments of $9.5 million of prepaid launch deposits in the prior year, offset by $0.6 million of launch costs amortized during the nine months ended September 30, 2022. Spending on components, materials, and other costs decreased by $1.2 million along with subcontracted research and development costs which decreased by $2.3 million. These reductions were offset by additional payroll costs of $1.8 million (including an increase of $1.5 million in non-cash stock based compensation) due to an increase in headcount, and higher compensation packages related to the transition from start-up to a publicly traded company. The decrease was further offset by additional overhead and other costs of $0.9 million.

Selling, general and administrative expenses
Selling, general and administrative expenses increased from $35.8 million in the nine months ended September 30, 2021 to $38.9 million in the nine months ended September 30, 2022. Non-stock based compensation payroll increased by $1.8 million, with total headcount increasing, and also due to higher compensation packages for senior employees related to the transition from a start-up to a publicly traded company. Additional insurance costs of $1.7 million and additional general corporate costs of $2.0 million were incurred due to the extra requirements of operating as a publicly traded company. Increased spending of $6.2 million on non-legal professional fees was offset by a reduction of $5.1 million in legal spending as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. Stock based compensation cost decreased by $4.1 million due to the non-recurring stock modification in the prior period. The Company also incurred launch costs of $0.6 million during the nine months ended September 30, 2022, related to the validation of a third party deployer of a partner company.
Decrease in fair value of SAFE notes
The decrease in the calculated fair value of SAFE notes during the nine months ended September 30, 2021 was primarily due to a decrease in the estimated fair value of the Company’s stock, which at that time was driven by its relation to the market price of SRAC. All outstanding SAFE notes were converted to Common Stock upon completion of the Business Combination (see Note 9). Prior to conversion, our SAFE notes were classified as marked-to-market liabilities pursuant to ASC 480 and gains or losses were recorded as other income or expense.
Decrease in fair value of warrants
For the nine months ended September 30, 2021, the decrease in the calculated fair value of the private loan-related warrants was due to the decrease in the estimated fair value of the Company’s stock. The private loan-related warrants in the prior period were exercised in connection with the Business Combination. This decrease was offset by an increase in the value of the assumed warrant liabilities from the Business Combination due to the Company’s stock increasing in fair value in the remainder of the period following the Merger.
For the nine months ended September 30, 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 11.
Interest expense
Interest expense of $8.7 million for the nine months ended September 30, 2021 relates to cash and amortization interest under the original one year term of the Term Loan. During January 2022, the Company exercised its option to extend repayment of the loan, resulting in a decrease of the effective interest rate and $4.2 million of cash and amortization interest for the nine month period. See Note 10.
SEC Settlement
SEC settlement expense for the nine months ended September 30, 2021 relates to a civil penalty of $7.0 million, $2 million of which was paid to the SEC immediately and $5 million of which is payable within one year of the settlement order, in July 2022. The Company paid the remaining $5 million liability on July 8, 2022.
Other income (expense)
Other expense in the nine months ended September 30, 2021 was due to the transaction costs allocated to the liability-classified warrant assumed in connection with the Business Combination, as well as banking fees related to SAFE financing raised during the period. Other income for the nine months ended September 30, 2022 was immaterial.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily by issuing equity and debt, including the proceeds of the Business Combination and PIPE Investment. As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $81.6 million, which are held in cash or invested in money market funds.

Historical Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(71,495)	$(69,897)
Investing activities	(641)	(2,852)
Financing activities	(6,244)	228,421
Net change in cash and cash equivalents	$(78,380)	$155,672
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $71.5 million, driven primarily by headcount costs, research and development activities, and professional fees related to the SEC and NSA compliance costs, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $21.9 million. Research and development activity expenses, including materials, components, and subcontractor costs were $11.2 million. Professional fees for compliance related to the SEC and NSA topics discussed in Note 12, business development, accounting and audit, and other services, were $10.8 million. Legal fees, related to public company costs as well as the class action complaints discussed in Note 12 were $6.7 million. Office overheads, other general corporate expenses, and cash interest were $12.3 million. The Company paid for $1.2 million of launch costs during the nine months ended September 30, 2022 that were amortized in connection with its first launch. The Company additionally had net cash changes in operating assets and liabilities of $7.2 million, which included payment of the $5.0 million SEC settlement payable.
Net cash used in operating activities for the nine months ended September 30, 2021 was $69.9 million, driven primarily by headcount costs, research and development activities, and selling, general, and administrative costs. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $16.2 million. Research and development activity expenses, including materials, components, and subcontractor costs were $14.8 million. Legal fees, related to the SEC and CFIUS review topics, discussed in Note 12, were $11.8 million. Professional fees for recruiting, accounting and audit, and other services were $4.5 million. Office overheads, other general corporate expenses, and cash interest were $7.5 million. The Company also paid $2.0 million of its liability under the SEC settlement and $4.8 million of transaction costs related to the Business Combination allocated to operating costs. Additionally, cash used in net working capital increased by $10.7 million.
Investing Activities
Net cash used in investing activities was $0.6 million and $2.9 million for the nine months ended September 30, 2022, and 2021, respectively, which consisted primarily of purchases of machinery and equipment, and build-outs in our facility.
Financing Activities
Net cash used in financing activities was $6.2 million for the nine months ended September 30, 2022, due to the first four months of principal repayment under the Term Loan.
Net cash provided by financing activities was $228.4 million for the nine months ended September 30, 2021, consisting of proceeds from the issuance of SAFE notes, borrowing under the Term Loan, and the Business Combination and PIPE.
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
We have principal of $18.3 million outstanding under the Term Loan. Refer to Note 10.
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
Co-Founder Divestment and Stock Repurchase Agreements
In accordance with the NSA and pursuant to stock repurchase agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “the Co-Founders”) sold 100% of their respective equity interests in the Company on June 30, 2021. In exchange for their equity interests, the Company initially paid each entity $1, but will additionally pay up to an aggregate of $50,000,000, out of funds legally available therefor, to the Co-Founders, on a pro rata basis, as follows: (i) an aggregate of $40,000,000 to be paid out of funds legally available therefor, within 10 business days after the earlier of (A) a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $100,000,000 and (B) the Business Combination (the “First

Payment Date”); and (ii) an aggregate of $10,000,000 to be paid out of funds legally available therefor, within 10 business days after a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of no less than $250,000,000 (determined without any reduction for the $100,000,000 previously received in respect of the First Payment Date).
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
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders in accordance with the terms of the stock repurchase agreements.
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, as well as the Company’s fundraising efforts under the at-the-market offering program describe above, resulting in an estimated liability of $10.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital within the statements of stockholders’ equity (deficit), as of September 30, 2022. Refer to Note 11.
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
In connection with the May 25, 2022 flight of the Vigoride spacecraft and the third-party deployer from a partner company, the Company completed one of the intended performance obligations, resulting in $50 thousand of recognized revenue, which was previously recorded in contract liabilities. The remaining customer payloads were negatively impacted by the Vigoride anomalies and as a result did not receive the anticipated level of service. As a result, the Company offered concessions to these customers, the value of which was unresolved as of June 30, 2022. Due to this uncertainty, the Company recorded the related customer deposits of $133 thousand as deferred revenues within current contract liabilities as of June 30, 2022. During the three months ended September 30, 2022, the Company recognized $129 thousand of revenue. $28 thousand was due to forfeited customer deposits from cancelled customer contracts. The Company also resolved the uncertainties that had caused it to defer revenue from its inaugural launch. As a result, the Company recognized revenue of $101 thousand, and continued to defer $33 thousand now allocated to future services as a result of the variable consideration.
As of September 30, 2022 we have signed contracts with customers and have collected approximately $2.4 million in customer deposits, which are recorded as non-current contract liabilities in our consolidated balance sheet and will be recognized as revenue (along with any other fess that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract.
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
Deferred Fulfillment and Prepaid Launch Costs
We prepay for certain launch costs to third party providers that will carry the orbital service vehicle to orbit. Prepaid costs allocated to the delivery of a customer’s payload are classified as deferred fulfillment costs and recognized as cost of revenue upon delivery of the customer’s payload. Prepaid costs allocated to our payload are classified as prepaid launch costs and are amortized to research and development expense upon the release of our payload. The allocation is determined based on the distribution between customer and our payload weight on each launch.
On May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments would be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the nine months ended September 30, 2021. There was an unrelated impairment of $0.8 million the three and nine months ended September 30, 2021.
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
On May 4, 2022, the Company received a favorable determination from the Federal Aviation Administration (the “FAA”) of its application for payload review, which was the final regulatory milestone needed to support the Company’s inaugural flight of the Vigoride orbital service vehicle (Vigoride 3) in May 2022. The FAA favorable determination followed a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
In connection with the launch of Vigoride 3 and the third party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight. $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs as of the end of the second quarter 2022, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third party deployer, intended as a demonstration of Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs. The Company did not allocate any Vigoride vehicle development expense to cost of revenue as the vehicle has not yet met the criteria for capitalization. Refer to Research and Development Costs in Note 2.
During the three months ended September 30, 2022, the Company resolved the variable consideration uncertainties that had caused it to defer revenue and cost of revenue from its inaugural launch. As a result, the Company amortized the deferred $14 thousand to cost of revenue.
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
Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes-Merton option pricing model, is affected by assumptions regarding a number of variables as disclosed above, and any changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 11 for the specific assumptions we used in applying the Black-Scholes-Merton option pricing model to determine the estimated fair value of our stock options and awards granted during the nine months ended September 30, 2022.
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
Please refer to Note 2 to our financial statements included in this Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, we had cash and cash equivalents of $81.6 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Because the Term Loan indebtedness bear interests at a fixed rate, it is not impacted by changes in interest rates.

Foreign Currency Risk
There were no material foreign currency transactions for the three and nine months ended September 30, 2022 and 2021. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
ITEM 4. INTERNAL CONTROL OVER FINANCIAL REPORTING
Evaluation of Disclosure Controls and Procedures
The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a limited history of delivering customer satellites into orbit using our service vehicles, and setbacks experienced during our initial mission or in future missions and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation and could harm our reputation.
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites to custom orbits. Our initial mission in May 2022 was a hybrid commercial-demonstration mission in which our vehicles would deliver paying customers’ satellites into orbit for the first time. We used a third-party deployer from a partner company to place our first customer satellite in orbit. Our Vigoride spacecraft reached low-earth orbit and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its communication and power systems limited our ability to communicate with the vehicle. Since that time, the Vigoride spacecraft has deployed five additional customer satellites, and we continue our efforts to deploy other customer satellites but have not yet confirmed the deployment of the remaining two customer satellites. The communication issues have also prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer and service operations.
We plan to use future Vigoride missions conduct on-orbit functional proof of principle and performance verification data for the MET — this data will be used to assess the efficacy of the MET and identify potential refinements or upgrades for future versions of the MET in order to improve its performance. Like the ground test campaigns we conduct, on-orbit tests can be understood as incremental confidence-building measures — meeting key requirements for thrust, specific impulse, firing duration, lifetime and other performance parameters will help Momentus determine whether the MET is performing in accordance with our expectations. Doing so repeatedly, both on the ground and on orbit, will demonstrate the soundness and robustness of the design and is expected to contribute to growing customer confidence over time. Despite the anomalies experienced on Vigoride 3, we are using the results of the inaugural mission, and expect to use the data collected from future missions, to determine what services or level of services we will be able to initially provide customers, including the degree to which Vigoride possesses capabilities of providing customers with low-earth orbit transfer services. We anticipate that each mission will also lay the groundwork for continual improvements and enhancements that we plan to flight-demonstrate on future missions. We plan to offer low-earth orbit transfer services to customers in the future, based in part on the outcome of future missions and the MET demonstration, as well as the results of ongoing ground testing.
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
No assurance can be given that we will obtain FAA or FCC authorizations or other authorizations that may be necessary to our business in a timely manner, especially in light of the ongoing U.S. government oversight of Momentus discussed under “Business — Regulatory — National Security Agreement” in our Annual Report on Form 10-K filed with the SEC on March 9, 2022. Moreover, there is no guarantee that the FCC, the FAA and other U.S. government agencies will grant the necessary authorizations to operate our spaceflight business as planned, despite our progress toward implementation of the NSA. If we do not receive these approvals in a timely manner, our financial condition, results of operations, backlog and prospects will be materially adversely affected. For example, we have experienced erosion in our backlog from $86 million as of March 4, 2021 to $67 million as of January 31, 2022, to $43 million as of October 31, 2022, as customers chose to cancel their contracts with us and seek alternative providers, partly due to delays in our scheduled missions. If we continue to experience delays in receiving these approvals, we could experience further erosion in our backlog.
We may not be able to convert our orders in backlog into revenue.
As of October 31, 2022, our backlog consisted of approximately $43 million in customer contracts, including options for future services. However, these contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is paid at the time the contract is signed. In certain situations, Momentus may decide to refund customers for their deposits, even though it is not contractually required, to maintain goodwill with customers.
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
In addition, if we do not receive regulatory approvals in a timely manner, or our future missions experience anomalies in addition to the issues experienced by our inaugural Vigoride mission (Vigoride 3), our backlog and prospects will be materially adversely affected. For example, we have experienced erosion in our backlog of $86 million as of March 4, 2021 to $67 million as of January 31, 2022 to $43 million as of October 31, 2022, as customers chose to cancel their contracts with us and seek alternative providers due to delays in our scheduled missions as we await receipt of necessary governmental approvals and the anomalies associated with our inaugural Vigoride mission (Vigoride 3). If we continue to experience delays in receiving these approvals or future missions experience significant anomalies, we could experience further erosion in our backlog.
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
For example, the inaugural flight of our Vigoride spacecraft (Vigoride 3) reached low-earth orbit and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its communication and power systems limited our ability to communicate with the vehicle. Since that time, the Vigoride spacecraft has deployed five additional customer satellites, and we continue our efforts to deploy other customer satellites but have not yet confirmed the deployment of the remaining two customer satellites. The communication issues have also prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer and service operations.
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
We are currently, and may in the future be, subject to substantial litigation, regulatory actions, government investigations, proceedings and similar actions that could cause us to incur significant legal expenses and which could have a material adverse effect on our business, operating results or financial condition.
We are currently, and may in the future be, subject to substantial litigation, regulatory actions, government investigations, proceedings and similar actions including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, whistleblower, environmental, tax, accounting, class action, and product liability, as well as trade, regulatory and other claims related to our business and our industry. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results or financial condition.
On July 15, 2021, July 22, 2021 and August 4, 2021 , three related putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company, SRAC, Sponsor, certain officers and directors of SRAC and Mikhail Kokorich, the Company’s co-founder and former CEO, alleging that the defendants omitted certain material information in their public statements and disclosures regarding the Business Combination in violation of the securities laws, and seeking damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. On October 20, 2021, the securities class actions were consolidated in the first filed matter under the caption In re Stable Road Acquisition Corp. Securities Litigation (Case No. 2:21-cv-05744-JFW-SHK) and on November 12, 2021 the court-appointed lead plaintiff filed a consolidated amended complaint against the same defendants as well as certain additional officers and directors of SRAC and current and former officers of the Company. The amended complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Business Combination, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. On February 14, 2022, the defendants filed motions to dismiss the amended complaint. On July 13, 2022 the motions to dismiss were granted in part and denied in part. A jury trial date has been set for November 14, 2023.
On June 16, 2022, a complaint was filed against the Company in the Delaware Court of Chancery (Case. No. 2022-0519) by a stockholder of the Company demanding to inspect the books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. The stockholder is seeking production of books and records relating to the management of the Company and its disclosures to potential investors in connection with the Business Combination. The matter is currently stayed pending the Company’s production of certain documents to satisfy the stockholder’s requests for inspection. The Company from time to time responds to books and records requests properly submitted pursuant to applicable Delaware law.
On June 20, 2022, a shareholder derivative action was filed by a stockholder on behalf of the Company, in the U.S. District Court for the Central District of California (Case No. 2:22-cv-04212), against the Company (as a nominal defendant), SRAC, and current and former directors of the Company and SRAC. This derivative action alleges the same core allegations as stated in the securities class action litigation. Defendants dispute the allegations and intend to file a motion to dismiss the derivative action.
On July 20, 2022, an action was filed against the Company in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division (Case No. N22C-07-133 EMD CCLD), alleging fraudulent inducement and breach of contract arising from two investment contracts pursuant to which plaintiff alleges it invested $4 million in the Company. The plaintiff is seeking damages in excess of $7.6 million, in addition to interests and its attorney’s fees and costs. The Company disputes the allegations and intends to vigorously defend the litigation.
On June 8, 2021, former co-founders and shareholders of the Company, Mikhail Kokorich and Lev Khasis signed a National Security Agreement alongside stock repurchase agreements, whereby they agreed to divest their interests in the Company in exchange for a cash payment and other considerations. The Company has maintained that this release is effective as to various advancement and indemnification claims either individual may have against the Company. On August 16, 2022, Mr. Kokorich filed a verified complaint against Momentus in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from Momentus. Momentus disputes the allegations and intends to file a motion to dismiss the action.
These securities class actions, shareholder derivative actions and other current or future litigation matters may be time-consuming, divert management’s attention and resources, cause the Company to incur significant defense and settlement costs or liability, even if we believe the claims asserted against us are without merit. We intend to vigorously defend against all such claims. Because of the potential risks, expenses and uncertainties of litigation, as well as claims for indemnity from various of the parties concerned, we may from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. While a certain amount of insurance coverage is available for expenses or losses associated with current or future lawsuits, this coverage may not be sufficient. Determining reserves for any litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. Based on information currently available, we are unable to estimate reasonably a possible loss or range of possible losses, if any, with regard to the current securities class actions, shareholder derivative actions and other lawsuits; therefore, no litigation reserve has been recorded in our consolidated balance sheet. Although we plan to defend against the securities class actions, shareholder derivative actions and other lawsuits vigorously, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our business, operating results or financial condition.
Sales of a significant number of shares of our Class A Stock in the public markets, or the perception that such sales could occur, could depress the market price of our Class A Stock.
The Company entered into an ATM program, and the Company from time to time may sell up to $50.0 million of shares of Class A Stock pursuant to such program. Sales of a substantial number of shares of our Class A Stock in the public markets could depress the market price of our Class A Stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our Class A Stock would have on the market price of our Class A Stock.

We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital.
Our common stock and publicly traded warrants currently trade on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements for our equity securities to remain listed on Nasdaq, including a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. The closing price of our common stock could fall below $1.00 per share in the future. If the closing bid price of our common stock falls below $1.00 per share for a period of 30 consecutive trading days, we would expect to receive a notification from Nasdaq that our common stock would be subject to delisting if we do not regain compliance with the minimum bid price requirement within the time period specified by Nasdaq. If we were to receive such a notification, we expect that we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement, and that, to regain compliance, our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for at least 10 consecutive trading days. If we fail to meet Nasdaq’s stock price requirements, or if we do not meet Nasdaq’s other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards and our common stock and publicly traded warrants could be delisted from Nasdaq. There can be no assurance that we will continue to meet the minimum bid price requirement or any other Nasdaq listing requirement in the future. If our common stock and publicly traded warrants were to be delisted, the liquidity of our common stock and publicly traded warrants would be adversely affected, their market prices could decrease. We may also face other adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2022, we issued 246,855 shares of common stock as compensation to a former employee of Momentus Space, LLC. The issuances of such shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) or the rules and regulations promulgated there under, including Rule 701.
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

10.1*
Sales Agreement, dated September 28, 2022, by and between Momentus Inc. and Stifel, Nicolaus & Company, Incorporated. (incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed on September 28, 2022)

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

MOMENTUS INC.

Date: November 8, 2022	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Jikun Kim
	Name:	Jikun Kim
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)