Form 10-K
period 2022-12-31
Momentus Inc.
filed 2023-03-08
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____  to ____
Commission file number 001-39128
Momentus Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1905538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 N. First Street San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(650) 564-7820
Registrant's telephone number, including area code
Securities registered pursuant to section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	MNTS	Nasdaq Stock Market LLC
Warrants	MNTSW	Nasdaq Stock Market LLC
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
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Company on June 30, 2022, based on the closing price of $2.16 for shares of our Class A common stock, was approximately $137.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 94,056,124 shares of common stock as of February 28, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id:	32	Auditor Name:	Armanino LLP	Auditor Location:	San Ramon, CA

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Form 10-K”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Momentus Inc.’s (the “Company,” “Momentus”, “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations.
The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to raise additional capital to finance its longer-term business plan; the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellite transport services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the effects of the COVID-19 pandemic on the Company’s business; the Company’s ability to comply with the terms of its National Security Agreement and any related compliance measures instituted by the director who was approved by the Committee on Foreign Investment in the United States (“CFIUS”) Monitoring Agencies (the “Security Director”); the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties described under Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Item 1A: "Risk Factors" may not be exhaustive.
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
Summary of Risk Factors
Risks Related to the Business and Industry of Momentus
•We may be unable to raise additional capital needed to execute our longer-term business plan.
•We have a limited history of delivering customer satellites using our service vehicles, and setbacks experienced during our demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation and could harm our reputation.
•A key component of our business model is the delivery of satellites using our vehicles from low-earth orbit to other orbits. The technology for this maneuver is still in the development stage and development has not been completed.
•We may not receive all required governmental licenses and approvals
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
•We will require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
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
•We cannot provide assurances that our vehicles will continue to operate successfully in space throughout their expected operational lives.
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
•We may experience warranty claims for failures, schedule delays or other problems with our products.
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
•We are currently, and may in the future be, subject to substantial litigation, regulatory actions, government investigations, proceedings and similar actions that could cause us to incur significant legal expenses and which could have a material adverse effect on our business, operating results or financial condition.
•Momentus’ management team has limited experience managing a public company.
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
•While Momentus currently has a contract with the U.S. Government, our customers and suppliers could be materially impacted by disruptions in U.S. government operations and funding, and the diminished funding as a result of such disruption could have a material adverse effect on our revenues, earnings and cash flows, and otherwise adversely affect our financial condition.

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
•Future sales of shares by Company officers, directors, other insiders or existing stockholders and future exercise of registration rights, or sales of a significant number of shares of our Class A common stock, or the perception that such sales may occur, may adversely affect the market price of our Class A common stock.
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
The Business Combination was accounted for as a reverse recapitalization under ASC 805, Business Combinations ("ASC 805") in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, SRAC, who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Momentus is treated as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of a capital transaction in which Legacy Momentus issued stock for the net assets of SRAC, with no goodwill or other intangible assets recorded, and Legacy Momentus’ financial statements became those of the Company. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. See Note 3 for more information.
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
Overview
Momentus is a U.S. commercial space company that offers transportation and infrastructure services to help enable the commercialization of space. Satellite operators are our principal customers and target customers. Services that we provide or plan to provide include “last mile” satellite transportation, payload-hosting, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings. We believe our planned service offerings will increase deployment options for satellite operators and lower their operating costs relative to traditional approaches while also minimizing environmental impact given our choice of water as a propellant.

We plan to provide these services with Orbital Service Vehicles (“OSVs”) that we design and manufacture. While we plan to eventually operate a family of progressively larger and more capable OSVs, we are currently focused on developing the first vehicle of the family, Vigoride, which will primarily operate in low-earth orbit (LEO). We believe that Vigoride, once further developed, tested and validated, will have the potential to deliver fast, versatile, and cost-effective transportation and infrastructure services to our customers. We conducted our inaugural test and demonstration mission with Vigoride in 2022 and began our second test and demonstration mission in January 2023. We plan to conduct two additional test and demonstration missions with Vigoride during 2023, subject to receipt of licenses and government approvals, and successful completion of our efforts to get the system ready for flight. Refer to our risk factor “We may not receive all required governmental licenses and approvals.”
Our transportation service offering will focus on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we plan to create a hub-and-spoke transportation network in partnership with leading launch service providers, such as SpaceX. Under this model, our customers’ satellites would “ride share” from Earth to space on a midsized or large rocket. Our OSVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe our hub-and-spoke model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond “last mile” transportation.
Our OSVs will initially be expendable, meaning they will de-orbit themselves upon completion of their first mission. However, our goal is to eventually make our OSVs reusable, or capable of remaining in space to conduct follow-on missions, which has the potential to lower our cost to deliver services to our customers. To achieve reusability, we need to develop additional technologies that will allow our vehicles to 1.) locate and navigate to customer satellites in space, 2.) physically connect to them, and 3.) perform a variety of robotic operations including fluid transfer. We are developing these capabilities for Vigoride, however we expect them to be scalable to work with larger vehicles that we plan to develop in the future. Refer to “Risk Factors — A key component of our business model is the delivery of satellites using our vehicles from low-earth orbit to other orbits. The technology for this maneuver is still in the development stage...”
Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology. As of February 28, 2023, we have signed contracts for approximately $33 million in backlog (potential revenue). These agreements include firm orders as well as options, which allow customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 18 companies in 12 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. Refer to “Risk Factors — We may not be able to convert our orders in backlog into revenue.”
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
Another paradigm shift in the commercial space market is the rise of the small satellite or “smallsat”. Prior to 2018, only a few dozen smallsats (total mass below approximately 200 kg) were launched per year. Today, the number has grown to more than one thousand per year. Moreover, the rise of this market has also created a new market segment in microsatellites (total mass below approximately 100 kg) and nanosatellites (total mass below approximately 10 kg). While these satellites can be deployed individually, they can also be operated as part of a constellation, a large group of satellites interconnected to provide a service, such as the Starlink satellite constellation’s offering of global internet connectivity.

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
Planned Service Offerings
We are developing our OSVs to provide safe, affordable, reliable, and regular in-space services to our customers, including space transportation, payload hosting, and in-orbit servicing. We have designed our Vigoride vehicle to deliver small customer payloads anywhere in LEO. However, we also plan to design larger vehicles to carry larger payloads to more distant orbits.
If our technology is fully developed and validated in the future, we currently plan to provide the following infrastructure services to the space economy:
•Space Transportation: We are developing a space transportation service based on a hub-and-spoke model, which combines ride share launch on a medium or large rocket with last-mile delivery using one of our OSVs. Under this model, our customers will deliver their payload to us a few months prior to launch for integration onto our vehicle. Once we have integrated our customers’ payloads, we will then ship our vehicle, holding the customer payload fixture, to the launch site, where it will be integrated onto the rocket. The rocket will then transport our vehicle to the drop-off orbit. After separation from the rocket, our vehicle will transport our customers’ payloads to their chosen final orbit.
We believe our hub-and-spoke model has the potential to expand our customers’ deployment options relative to what they could achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. For example, a microsatellite operator could ride share launch to a standard orbit on a large rocket for as little as $5,000-$6,000 per kilogram. Alternatively, transportation to a custom orbit on a dedicated small rocket could cost a microsat operator more than $70,000 per kilogram. We plan to price our hub-and-spoke transportation services to custom orbits above competing ride-share services to standard orbits, but below what a satellite operator would need to pay to access a custom orbit using a dedicated small rocket.
•Hosted Payload: We believe our customers can lower their manufacturing costs by applying modularity and standardization to a satellite’s design.We are developing a modular approach to satellite systems through our hosted payload service. This service is designed to help our customers avoid a meaningful capital outlay to design and manufacture a bespoke satellite as they would under traditional business models, which assumed tight integration of a given payload with its satellite bus.
We have designed our transfer vehicles for modularity and ease of integration with customer payloads, and with a full suite of capabilities that our customers will need on orbit. Under our hosted payload model, our vehicle, after transporting a customer payload to a specific orbit, would stay connected to the payload for the duration of its mission to provide continuous power, orbit maintenance, orientation, and communications to support telemetry, commanding, and downlinking of payload data. Our objective is to offer a higher degree of modularity which we believe has the potential to significantly increase orbital accessibility and/or lower manufacturing costs for a wide range of satellite operators.
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
Total Addressable Market for Our Services
Space Foundation sized the broader space economy at $469 billion in its 2022 Space Report, representing approximately 9% growth from the prior year. According to Morgan Stanley, the space economy could grow to over $1 trillion by 2040.
Deutsche Bank estimates the current total addressable market (“TAM”) for in-space transportation to be approximately $2 billion annually, and projects this market to approximately double to $4 billion by 2025 including $2-2.5 billion for onboard satellite propulsion and $1.5-2 billion for “space tugs” (OSVs). While this estimate excludes launch services, we would note that we generally bundle launch services from third-party providers with our in-space transportation services.
Our Service Vehicles
Our primary research and development objectives focus on the development of our existing and future in-space transfer and service vehicles and related water plasma propulsion technology.
Vigoride is the first vehicle that we are developing. Once fully developed, tested and validated in space, we expect Vigoride will be sufficient to meet our initial operating plan of offering in-space transportation services to small satellites in LEO as well as payload-hosting services. The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into custom orbits. We have ground-tested several Vigoride vehicles in preparation for flight, including, where appropriate, subsystem- and system level environmental testing, performance testing, and life testing in relevant environments, and have launched two of these vehicles into space.
Vigoride is intended to transport up to 750 kg of customer payload in LEO, although our payload capacity will likely be lower in most common configurations. We have set the delta-v and host power objectives for Vigoride at 2 km/sec and 1 kW, respectively, which we believe we can achieve a few years into our product roadmap.
We conducted our inaugural test and demonstration mission with Vigoride during 2022 and began our second test and demonstration mission in January 2023. We plan to conduct two additional test and demonstration missions with Vigoride during 2023, subject to receipt of licenses and government approvals, and successful completion of our efforts to get the system ready for flight. Refer to our risk factor “We may not receive all required governmental licenses and approvals”
Our 2022 and 2023 launches were and are intended to be test and demonstration missions. While we have carried and will continue to carry relatively few paying customers on these early missions, the primary goals of our 2022 and 2023 missions were and are to test Vigoride in space, learn from any issues that we may encounter and incorporate lessons learned into future Vigoride vehicles as we seek to ultimately certify a design for production. While we conduct an extensive ground-test campaign to identify potential problems with each of our vehicles prior to launch, we have encountered anomalies with our vehicles and their operation in space, and we may encounter additional issues and anomalies in the future. Depending on the nature of issues and anomalies we may encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our test and demonstration missions or on any other mission. Any failures or setbacks could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.
Because our technologies have not yet been fully tested, our service offerings to our customers during the test and development phase of our program are limited. To reflect this, we provide discounts to customers on these early missions relative to the price we intend to eventually charge for our transportation services.

Early Vigoride vehicles will not be reusable, meaning that we will de-orbit them following delivery of their customer payloads. However, around the middle of this decade, we plan to make our vehicles capable of reuse such that, upon delivery of their payloads, they will be able to remain in space to conduct follow-on missions. Establishing reusable vehicles will require significant additional research and technological developments. We believe our choice of water as a propellant will help with the creation of reusable vehicles because water can be stored without special conditions, other than ensuring lines and tanks do not freeze or become obstructed with ice, for an indefinite amount of time and can be pumped easily. Additionally, water is safe and non-hazardous relative to commonly used propellants such as cryogenic components and hypergolic toxic fuels for chemical propulsion, or highly pressurized noble gases (such as Xenon or Krypton) for electrical propulsion. We believe that if we are able to achieve reusability, it will allow us to lower manufacturing and launch costs on a per-ride basis and achieve higher margins and returns for our investors while also reducing our environmental impact.
Beyond Vigoride, we envision bringing larger vehicles to market. These vehicles will be similar to our Vigoride vehicle, but with larger structures, larger solar arrays, and more powerful propulsion systems in order to carry progressively larger payloads progressively farther from Earth.
Water Plasma Propulsion Technology Overview
We believe our water plasma propulsion technology can provide a competitive advantage for our vehicles and services. The technology is designed to work as follows: Solar panels attached to our vehicle capture solar energy, which is then converted into microwave energy using standard microwave conversion technology. The conversion technology takes direct current power from the solar arrays and storage batteries and outputs the energy in the form of microwaves into the thrust chamber. Once in the chamber, microwave energy is transferred into the water propellant, creating steam, which is forced through a separate injector. The water is then heated into a plasma state and expelled from the thruster through a separate nozzle, creating a propulsive force. This propulsion is what would create motion in space.
What we believe to be unique to this technology is its potential ability to be designed for specific combinations of specific impulse (“ISP”) and thrust to improve in-space transportation operations. We believe other space propulsion technologies are unlikely to be able to offer the same balance of fuel efficiency (ISP) and delivery time (thrust) that is possible with the MET technology. Our objective is to evolve towards larger and more capable vehicles, and if we are successful in meeting this objective, we expect this technology’s potential capabilities to scale well. We believe modifications will revolve around research and engineering to increase the size of the water tanks, radiation-hardening for our vehicles’ components, and further scaling our thruster technology. While these potential capabilities will require significant development time and expense, we believe that our highly experienced team of engineers will help enable us to successfully enhance and scale our key technologies.
We chose water as our propellant for several reasons. We believe water is significantly safer than all chemical alternatives, allowing for safe testing and associated operating cost savings across the entire testing chain. Beyond testing, water is a safe resource that we believe will also be considerably safer in space than propellants that introduce risk of accidental combustion. Water can also be stored efficiently at low pressures and over the temperature ranges in which spacecraft equipment typically operates, subject to ensuring lines and tanks do not freeze or become obstructed with ice. This avoids the need for high-pressure tanks which may pose an explosion hazard.
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
Early Development Activities
Momentus has continued to evolve and improve its microwave electro-thermal (“MET”) technology since development began in 2017. Our first-generation X-band thruster, which operated at 30 Watts, was flown aboard a demonstration mission called El Camino Real in mid-2019. During this mission, Momentus launched its first MET into space as a hosted payload on a nanosatellite. The mission’s objective was to demonstrate the MET’s ability to produce water plasma in space by performing 100 one-minute firings. The MET was instrumented with temperature, pressure and radio-frequency (RF) reflected power sensors to infer the presence of water plasma, which if detected, would indicate that the water propellant was flowing into the thrust chamber and radio frequency energy was being absorbed by the water. Failure of the host satellite in November 2019 prematurely terminated the demonstration after only 23 of the planned 100 firings of the thruster had been performed including 12 hot firings with microwave power turned on and 11 cold firings with the microwave turned off. While a pump issue significantly restricted flow of water into the thruster during nine of the 12 hot firings, preventing plasma-generation, the three hot firings that did have water present were found to have produced plasma. Although pressure and temperature data did not provide sufficient information to either confirm or contradict plasma presence, Momentus believes that the reflected power data collected during the three hot firings with water present to be sufficient to conclude that plasma was produced. Reflected power data collected during these three in-space firings closely matched ground test data collected by similar or identical sensors and associated with observed successful firings of the MET where water plasma was generated. We have incorporated potential solutions to the aforementioned pump issue and other observed weaknesses from El Camino Real into subsequent iterations of our propulsion system design, pressure sensor selection and vehicle integration and test process.
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
Inaugural Mission
Vigoride 3 was the first OSV that the Company launched into space. It was built with an upgraded 750-Watt version of the C-band MET with the aim of producing greater thrust compared to Vigoride 1 and Vigoride 2.
On May 25, 2022, the Company launched Vigoride 3 to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride 3, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between Vigoride 3 in low-earth orbit and a ground station on Earth, Momentus discovered that Vigoride 3 had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. The Company quickly worked to address the anomalies, identify root causes and pursue solutions to be implemented in advance of future missions.
The Company determined that Vigoride 3’s deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not operate as intended once in orbit. This resulted in low power and communications issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appeared to have worked as intended and were able to provide some power to the spacecraft. The Company and the producer of the solar arrays identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites. While

Momentus initially established two-way communications with Vigoride 3, it was unable to continue such two-way communication given the spacecraft's low-power state.
While Momentus was unable to re-establish two-way communication with Vigoride 3, it continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, Vigoride 3 was equipped with a mechanism designed to autonomously deploy customer satellites in the event of a sustained loss of communications with ground stations. Vigoride 3 deployed five additional customer satellites during July and August 2022 for a total of seven. The Company was unable and remains unable to confirm the deployment of the last two customer satellites that Vigoride 3 was carrying. In total, Momentus deployed eight customer satellites in low-earth orbit during its inaugural mission, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system.
The Company incorporated improvements identified during its inaugural mission in advance of its first follow-on mission and other planned follow-on missions.
First Follow-On Mission
Vigoride 5 is the lead ship in the Company’s Block 2.2 configuration, which features an upgraded propulsion system, a modular payload bay that allows fuel tanks to be substituted for customer payloads depending on specific mission requirements, upgraded payload-hosting capabilities and a more efficient structural design compared to previous Vigoride vehicles. Vigoride 5 was the second OSV that the Company launched into space.
On January 3, 2023, the Company launched Vigoride 5 to low-earth orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and Vigoride 5 is in good health as it undergoes a deliberate commissioning process in preparation for on-orbit operations. On Vigoride’s first orbital pass, Momentus confirmed that both solar arrays were deployed, and the vehicle was generating power and charging its batteries. As of the date of this Annual Report on Form 10-K, the vehicle’s power and temperatures continue to be within the nominal expected ranges. While Vigoride 5 is carrying two customer payloads, the primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons learned on future Vigoride vehicles and missions.
Our Relationships with Launch Providers
We have designed our vehicles to be compatible with most rockets, and we have not entered into exclusivity arrangements with any single launch provider. We currently do not anticipate any changes to this approach, as we want to maximize our opportunities and retain the optionality to engage with other launch providers. Other advantages of maintaining a diverse set of launch partners include service resiliency in the event of launch failures and the subsequent grounding of a launch vehicle, access to otherwise protected markets through the use of specific launch vehicles and orbit diversity to provide access to all orbits of interest to our customers.
To date, we have entered into several launch services agreements including with SpaceX, Relativity Space, ABL Space Systems and Gilmour Space. Beyond these providers, we remain in active dialogue and believe we have strong relationships with Blue Origin, ULA, RFA, and several other rocket providers. Our objective is to extend existing agreements or enter into new agreements as necessary to build a robust launch manifest and cadence. Our ability to achieve this objective relies heavily on whether or not we can successfully procure the necessary government licenses and approvals, and slots on the launch provider’s manifests, and whether we can successfully execute on our business plan, including fully developing and validating our technology in space.
We believe we have developed a strong relationship with SpaceX with which we maintain an innovative rideshare partnership. We believe the relationship between our companies is recognized as mutually beneficial. We believe Momentus could unlock a market for SpaceX by consolidating small satellites on our transport vehicles once we have fully developed, tested and validated them in space, which will then be launched by SpaceX on its Falcon-9 rideshare missions, and delivered by Momentus to the small satellites unique, respective orbits.
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
•Unique technology with patents pending: We believe that our water plasma propulsion technology and its integration in our vehicles will allow us to provide in-space transportation services at significantly lower cost compared to what can be accomplished using traditional chemical or electrical propulsion systems. We plan to be the first company to commercialize and industrialize MET) water propulsion technology for in-space transportation. While microwave electrothermal propulsion has been researched academically for decades, the commercial viability of the technology has not yet been fully tested or proven. Over the past several years, we have worked on developing our patent-pending water plasma propulsion technology, and we have designed our vehicles and services to incorporate this technology. We are in the process of creating a patent portfolio and, as of December 31, 2022, we had four issued patents and applications for seven additional patent families relating to our water plasma propulsion and other technologies. We believe that our issued patent, pending patent applications and trade secrets will make it more challenging for competitors to use MET propulsion technology.
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
•Relationships with launch providers: We have relationships with several launch providers including SpaceX, Relativity Space, Gilmour Space, Blue Origin, ABL Space Systems, United Launch Alliance (ULA), Rocket Factory Augsburg (RFA) and several other rocket providers. We believe our current rideshare partnership agreement with SpaceX will help us maximize the flexibility, economics, and optionality we can offer our customers. Additionally, as an aggregator of payloads, we believe we will be able to service customers from around the world who might not otherwise have access to launch options. Please see the above section titled “Our Relationships with Launch Providers” for additional details.
•Experienced management team and an industry-leading team of engineers: Many of our management team members have experience in large organizations, including the U.S. Department of Defense, Raytheon, Lockheed Martin, Maxar, and Northrop Grumman, among others. Our team of engineers is similarly experienced, contributing hundreds of collective years in working in commercial satellite businesses such as Boeing and Maxar, among others. Our commercial team is also led and supported by individuals with considerable experience in commercial space sales. Our efficient vertical integration allows for significant cooperation and interactivity between teams.
Customer Overview
As of February 28, 2023, we have signed contracts for approximately $33 million in backlog (potential revenue). These agreements include firm orders as well as options, which allow customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 18 companies in 12 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. Refer to “Risk Factors — We may not be able to convert our orders in backlog into revenue.”
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
Federal Communications Commission
The regulations, policies, and guidance issued by the Federal Communications Commission (“FCC”) apply to the operation of our transport vehicles. When we communicate with our transport vehicles using any part of the electromagnetic spectrum, we are operating a space station to which FCC regulations apply. Operators of regulated space stations are required to hold and maintain compliance with proper licenses, and the specific conditions thereof throughout the duration of any given mission. Operators may also seek licenses in other jurisdictions in accordance with multilateral agreements governing the use of the spectrum, and such licenses would generally be accorded equal treatment by the United States. For our initial flight in May 2022 the FCC granted us a Special Temporary Authorization (“STA”), which was modified and extended for five 30-day periods at our request.Following the enactment of a new set of FCC licensing guidelines for small satellites and related systems that applied to Momentus spacecraft, we applied for and in November 2022 were granted an FCC license for the Vigoride 5 mission. We applied for and in February 2023 were granted and FCC license for the Vigoride 6 mission. The FCC continues to pursue additional updated rulemaking that may potentially impact Momentus. The FCC continues to consider additional rules which, among other things, could change the operational, technical and financial requirements for Momentus operations. If these proposed rules become final, they could change system design and financial costs in order to comply with or secure new Momentus spectrum licensure.
National Oceanic and Atmospheric Administration
Momentus transport vehicles will operate with space-qualified photographic equipment installed. While primarily intended to function as mission assurance tools, these cameras will be capable of capturing incidental earth imagery while in orbit. As such, we believed these cameras to be subject to the licensing requirements and regulations of the National Oceanic and Atmosphere Administration's ("NOAA") Commercial Report Sensing Regulatory Affairs (“CRSRA”) office. Until February 2023 we held a license grant from CRSRA authorizing the first ten Vigoride missions. As a consequence of a NOAA interpretation of the licensing regulations and at the suggestion of NOAA we surrendered that license in February. For future missions we will apply for any required NOAA authorizations on a case-by-case basis.
The Federal Aviation Administration
As a participant in launch activities, we are indirectly subject to the license requirements of the Federal Aviation Administration’s (the “FAA”) Office of Commercial Space Transportation (the “AST”). The FAA regulates the airspace of the United States, through which launch vehicles must fly during launch to orbit. The AST office predominantly processes launch license requests submitted by launch vehicle operators, which include information on the constituent payloads flying on any given mission. As a result, reviews of our payloads by the AST occur during, for example, the processing of a SpaceX launch license. During preparation for the inaugural Vigoride-1 mission, the FAA ultimately determined that it was unable to grant to SpaceX an approval of the Momentus payload for the SpaceX Transporter-1 launch in January 2021 due to national security and foreign ownership concerns regarding Momentus raised by the Department of Defense during an interagency review. Despite Momentus payloads being exempt from FAA payload review as a result of our existing NOAA grant, we initiated ongoing engagement with the FAA as part of a preemptive payload review unrelated to a launch license in contemplation of future launch activity. In May 2021, the FAA denied one of our payload review applications due to interagency concerns related to the corporate structure of Momentus at the time of denial. The FAA acknowledged that Momentus was engaged in addressing the concern and indicated that the FAA could reconsider the application once that process is complete. In March 2022, Momentus filed with the FAA an application for a payload review and determination in support of the Vigoride 3 mission. In May 2022, Momentus received from the FAA a favorable payload determination for the Vigoride 3 payload.

The International Traffic in Arms Regulations and Export Controls
Our orbital infrastructure business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations (the “ITAR”) of the U.S. Department of State and the Export Administration Regulations (the “EAR”) of the Bureau of Industry and Security of the U.S. Department of Commerce. The ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.
The U.S. government agencies responsible for administering the ITAR and the EAR have significant discretion in the interpretation and enforcement of these regulations. The agencies also have significant discretion in approving, denying, or conditioning authorizations to engage in controlled activities. Such decisions are influenced by the U.S. government’s commitments to multilateral export control regimes, particularly the Missile Technology Control Regime concerning the spaceflight business.

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
Interagency Review
Approval of the licenses described above may be subject to interagency reviews that allow multiple government agencies — the Department of Commerce, Department of Defense, Department of State, National Aeronautics and Space Administration (“NASA”), and others — to examine the respective applications from their individual perspectives, including safety, operational, national security, and foreign policy and international obligations implications, as well as review of foreign ownership. As discussed above, the interagency process raised national security concerns relating to foreign ownership and control of Momentus in connection with a 2021 FAA license application. We will constantly engage with the Department of Defense and other federal agencies to understand and address any U.S. government national security concerns. No assurance can be given that we will obtain the licenses described above in this section for our future missions. Even though Momentus has entered into and implemented the NSA, there is no guarantee that the FAA and other U.S. government agencies will continue to grant the necessary authorizations.

National Security Agreement
In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from Stable Road, submitted a joint notice to CFIUS for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense (the “DoD”) regarding Momentus’ foreign ownership and control. On June 8, 2021, CFIUS’ review of the joint notice relating to historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control concluded when the Company entered into a National Security Agreement with the U.S. government, represented by the U.S. Departments of Defense and the Treasury, and Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis) (the “NSA”). In accordance with the NSA, on June 8, 2021, Mr. Kokorich, Nortrone Finance S.A, Lev Khasis and his wife Olga Khasis, and Brainyspace LLC, (collectively, the “Momentus Investors”), fully divested all the shares of Momentus securities beneficially owned by them by selling shares back to Momentus. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third-party auditor of the Momentus Investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. Following the third-party audit of the investors’ NSA compliance, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022, in accordance with the NSA. The NSA also requires, among other things, the following:
•Appointment of a Security Director approved by the U.S. government, represented by the U.S. Departments of Defense and the Treasury (collectively the “CFIUS Monitoring Agencies”), to serve as the primary liaison between Momentus’ board of directors and the CFIUS Monitoring Agencies, with the Security Director to have authority to oversee Momentus’ compliance with the NSA, including, among other things, to remove and replace Momentus officers and employees, approve all new Momentus directors, and to review, approve and terminate certain contracts and relationships related to access to technology and protected technical information, and to recommend that a director be removed from our board of directors due to an identified national security concern, as determined by the Security Director in consultation with the CFIUS Monitoring Agencies;
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
Human Capital
People are our most important asset. Since its inception, Momentus has sought to recruit creative, positive persons with a diverse set of business capabilities to play an integral role in building our company. As we move into the next stage of our growth, we are devoting more resources to our human capital and are building the infrastructure necessary to support our workforce and promote communication, respect, and diversity among our team. We have established our Human Resources and Talent Acquisition department and have hired a Vice President to lead that group and direct our initiatives as we are deeply committed to continuing to grow and develop our team. As of December 31, 2022, we had 123 employees consisting of 91 employees in our research and development and manufacturing teams, four employees in our sales and marketing teams and 28 employees in general and administrative functions. Many of our employees bring significant experience from prior positions working for leading defense primes, satellite manufacturers, other commercial and military aerospace companies, and government agencies.
Facilities
Beginning in 2021, we leased an approximately 65,000-square-foot facility in San Jose, California, which serves as our headquarters, propulsion laboratory, and Vigoride assembly and test center. This space allows us to ramp up production volumes for Vigoride vehicles, increase available laboratory space, and accelerate thruster and other developments. Three minor leases expired during 2022 as we completed the consolidation of operations to our San Jose facility. We plan to launch our orbital vehicles in partnership with various rocket providers, including SpaceX and Relativity Space, among others. Our rocket launch partners will provide the necessary land, facility, and machinery to successfully complete the launches.
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
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites to custom orbits. Our initial mission in May 2022 was a hybrid commercial-demonstration mission in which our vehicles would deliver paying customers’ satellites into orbit for the first time. We used a third-party deployer from a partner company to place our first customer satellite in orbit. Our Vigoride spacecraft reached low-earth orbit and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its communication and power systems limited our ability to communicate with the vehicle. Since that time, the Vigoride spacecraft has deployed five additional customer satellites, but we have been unable to confirm the deployment of the remaining two customer satellites. The communication issues have also prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer and service operations.
We plan to use the ongoing Vigoride 5 mission, as well as future Vigoride missions, to conduct on-orbit functional proof of principle and performance verification data for the MET — this data will be used to assess the efficacy of the MET and identify potential refinements or upgrades for future versions of the MET in order to improve its performance. Like the ground test campaigns we conduct, on-orbit tests can be understood as incremental confidence-building measures — meeting key requirements for thrust, specific impulse, firing duration, lifetime and other performance parameters will help Momentus determine whether the MET is performing in accordance with our expectations. Doing so repeatedly, both on the ground and on orbit, will demonstrate the soundness and robustness of the MET design and is expected to contribute to growing customer confidence over time. Despite the anomalies experienced on Vigoride 3, we are using the results of the inaugural mission, and expect to use the data collected from future missions, to determine what services or level of services we will be able to initially provide customers, including the degree to which Vigoride possesses capabilities of providing customers with low-earth orbit transfer services. We anticipate that each mission will also lay the groundwork for continual improvements and enhancements that we plan to flight-demonstrate on future missions. We plan to offer low-earth orbit transfer services to customers in the future, based in part on the outcome of future missions and the MET demonstration, as well as the results of ongoing ground testing.
The version of our Vigoride vehicle that we are currently operating (Vigoride 5) has never been flown in space. In addition, while we have previously flown our first generation MET in space, that mission did not demonstrate the MET’s ability to generate a measured orbit change in space, which is crucial to our ability to maneuver objects in space. Moreover, even if the unit generates thrust, there can be no assurance that other systems and subsystems can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology.
We are mindful of the inherent risks involved in the initial use of hardware and complex systems in space given the difficulties of replicating all aspects of the environment and stresses that the system will experience in space during ground-based testing in simulated environments. We have learned and gathered valuable data during this inaugural mission of Vigoride as we continue to develop and improve the system and our other systems.
While we have conducted an analysis of the root causes of the anomalies experienced by Vigoride on its inaugural mission (Vigoride 3), there can be no assurance that we will not experience operational or process failures and other problems during our ongoing Vigoride 5 mission or during future missions. Any failures, delays or setbacks, including anomalies experienced in our current or future mission, could harm our reputation and have a material adverse effect on our business, financial condition and results.
A key component of our business model is the delivery of satellites using our vehicles from low-earth orbit to other orbits. The technology for this maneuver is still in the development stage and development has not been completed. If we are unable to develop and validate such technology or technology for other planned services, our operating results and business will be materially adversely affected.
While we plan to initially deliver satellites within low-earth orbit, the success of our business is in large part dependent on our ability to develop more powerful and efficient propulsion to deliver satellites and other payloads to other orbits and provide other services, such as hosted payload, deorbiting of defunct or obsolete satellites and satellite repositioning. This technology is currently under development, and if we fail to successfully complete the development and validate this technology through actual deployment and testing of such technology in space, or if we experience any delays or setbacks in the development of this technology or encounter difficulties in scaling our delivery or servicing capabilities, we may not be able to fully execute or realize our business model and our financial results and prospects would be materially adversely affected.
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
No assurance can be given that we will obtain FAA or FCC authorizations or other authorizations that may be necessary to our business in a timely manner, especially in light of the ongoing U.S. government oversight of Momentus discussed under “Business — Regulatory — National Security Agreement” in this Annual Report on Form 10-K. Moreover, there is no guarantee that the FCC, the FAA and other U.S. government agencies will grant the necessary authorizations to operate our spaceflight business as planned, despite our progress toward implementation of the NSA. If we do not receive these approvals in a timely manner, our financial condition, results of operations, backlog and prospects will be materially adversely affected.
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred operating losses of $91.3 million and $99.8 million for the years ended December 31, 2022 and 2021, respectively. We have not yet fully tested and validated our technology, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
We expect our operating expenses to increase over the next several years as we scale our operations, increase selling, general and administrative and research and development efforts relating to building corporate infrastructure to support being a public company, compliance with the NSA, new service offerings and technologies, and hire more employees. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.
We will require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
Our cash and cash equivalents of $61.1 million as of December 31, 2022, is anticipated to be sufficient to support our operations for at least 12 months from the date of the filing of this Annual Report on Form 10-K. However, execution of our longer-term business plan will require that the Company raise additional capital. Our ability to raise additional capital is subject to a number of risks and uncertainties outside of our control, such as the state of the capital markets generally, and there can be no assurance that we will be successful at raising additional capital when we need it, on acceptable terms or at all.
To raise additional funding, we may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability.
During the year ended December 31, 2022, we entered into an at-the-market equity offering sales agreement with a sales agent which allows the Company to sell, through the sales agent, using at-the-market offerings, shares of Common Stock up to an aggregate offer price of up to $50.0 million. However, as of the date of the filing of this Annual Report on Form 10-K, we have not sold any shares under the agreement.
On February 27, 2023, we sold an aggregate of 9,396,000 shares of Common Stock at a purchase price of $0.8646 per share, pre-funded warrants to purchase an aggregate of 2,170,043 shares of Common Stock at a purchase price of $0.8646 per pre-funded warrant less the exercise price of $0.00001 per pre-funded warrant, and warrants to purchase 11,566,043 shares of Common Stock to an institutional investor. The aggregate gross proceeds of this offering, before the deduction of fees and expenses, was approximately $10.00 million. We expect to use substantially all of the net proceeds from this offering to satisfy certain stock repurchase obligations of the Company from prior to the Business Combination.
We have taken steps and are also exploring additional options that would reduce the Company’s cash expenditures, but regardless of the success of these efforts we will need to raise additional capital in order to execute our longer-term business plan. If we cannot raise funds on acceptable terms, or at all, we may not be able to grow our business, respond to competitive pressures or execute our longer-term business plans.
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
The markets for in-space infrastructure services have not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our estimates for the total addressable markets for in-space infrastructure services are based on a number of internal and third-party estimates, including our current backlog, assumed prices at which we can offer services, assumed frequency of service, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable markets for in-space infrastructure services, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.
We may not be able to convert our orders in backlog into revenue.
As of February 28, 2023, our backlog consisted of approximately $33 million in customer contracts, including firm orders and options for future services. However, these contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is paid at the time the contract is signed. In certain situations, Momentus may decide to refund customers for their deposits, even though it is not contractually required, to maintain goodwill with customers.
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
In addition, if we do not receive regulatory approvals in a timely manner, or our future missions experience anomalies in addition to the issues experienced by our inaugural Vigoride mission (Vigoride 3), our backlog and prospects will be materially adversely affected. For example, we have experienced erosion in our backlog from $86 million as of March 4, 2021 to $67 million as of January 31, 2022, to $33 million as of February 28, 2023, as customers chose to cancel their contracts with us and seek alternative providers due to delays in our scheduled missions. If we continue to experience delays or future missions experience significant anomalies, we could experience further erosion in our backlog.

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
Further, in the event that a launch is delayed by third-party launch providers or for other reasons, our timing for revenue recognition may be impacted depending on the length of the delay and the nature of the contract with the customers with payloads on such delayed flight. For example, SpaceX delayed the December 2020 launch of Transporter-1, a Falcon 9 launch, on which our inaugural vehicle was intended to fly. Then, on May 10, 2021 and before we entered into the NSA, Momentus received a letter from the FAA denying Momentus’ application for a payload review for the planned June 2021 launch based on the FAA’s finding that its launch would jeopardize U.S. national security. While Momentus has signed Launch Services Agreements with SpaceX to reserve space for our vehicles on upcoming launches, such flights are dependent on Momentus successfully completing payload reviews by the FAA for each launch.
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
For example, the inaugural flight of our Vigoride spacecraft (Vigoride 3) reached low-earth orbit and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its communication and power systems limited our ability to communicate with the vehicle. Since that time, the Vigoride spacecraft has deployed five additional customer satellites, but we have been unable to confirm the deployment of the remaining two customer satellites. The communication issues have also prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer and service operations.
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
Increased congestion from the proliferation of low-earth orbit constellations could materially increase the risks of potential collision with space debris or another spacecraft and limit or impair our launch flexibility and/or access to our own orbital slots.
Recent years have seen increases in the number of satellites deployed to low-earth orbits, and publicly announced plans call for many thousands of additional satellite deployments over the next decade. The proliferation of these low-earth orbit constellations could materially increase the risks of potential collision with space debris or another spacecraft and affect our ability to effectively access sufficient orbital slots to support the expected growth across our business.
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
For example, the inaugural flight of our Vigoride spacecraft (Vigoride 3) reached low-earth orbit but certain anomalies relating primarily to its communication and power systems limited our ability to communicate with the vehicle. The communication issues prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer and service operations.
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
•sell assets;
•incur liens; and
•acquire or create any subsidiary.

In each case, subject to certain exceptions. Any failure to comply with the restrictions of our secured loan facility or any other subsequent financing agreements may result in an event of default. An event of default under the secured loan facility will allow the lender to accelerate amounts outstanding under the facility. In addition, the lender may terminate any commitments it had made to supply us with further funds. Furthermore, if we were unable to repay the amounts due and payable under the facility, the lender could proceed against the collateral securing such indebtedness, which includes all of our assets, including all of our intellectual property. As of March 31, 2021, we had fully borrowed the $25 million available under the facility. This loan was originally due on March 1, 2022; however, Momentus exercised its option to amortize the repayment of the loan over 24 months.
We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs or obtain such materials on favorable terms or at all, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.
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
The space transportation industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitors in delivering small satellites into a specific orbit are small launch vehicle providers such as Astra, Firefly and Rocket Lab, as well as orbital transfer and service vehicle providers such as D-Orbit, Exolaunch, Exotrail, Impulse Space, Launcher, Quantum Space, and Spaceflight Industries. Some companies, such as Rocket Lab and Firefly Aerospace, are developing both small launch vehicles and transfer vehicles.
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
As of December 31, 2022 we have four issued patent, seven patent family applications stages across U.S., European, and Patent Cooperation Treaty (“PCT”) patent systems. Our pending patent applications may not result in patents being issued, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. Momentus cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application to the same subject matter as Momentus has, Momentus may not be entitled to the protection sought by the patent application. Momentus also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. As a result, Momentus cannot be certain that the patent applications that it files will issue. Further, the scope of protection of issued patent claims is often difficult to determine.
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
In addition, we may from time-to-time face allegations that we are infringing, misappropriating, or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the validity of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.
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
If our products fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposedif we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.
We are subject to various requirements and restrictions under the NSA, and we are incurring significant costs to comply with those requirements and may be subject to significant monetary penalties if we are found not to be in compliance with the requirements and restrictions under the NSA. In addition, restrictions under the NSA could limit our business activities.
Under the NSA, we are required to hire and pay for the costs of a full time Security Officer who reports directly to the Security Director and has and will continue to have primary responsibility for overseeing day-to-day compliance with the NSA and any compliance plans adopted thereunder, including periodic reporting to the CFIUS Monitoring Agencies. The Security Officer must serve as a liaison between Momentus and the CFIUS Monitoring Agencies, provide timely responses to inquiries from the CFIUS Monitoring Agencies, and maintain availability, upon reasonable notice from the CFIUS Monitoring Agencies, for discussions with the CFIUS Monitoring Agencies on matters relating to compliance with the NSA. The Security Officer is required to participate in all emails, phone calls and in-person meetings between Momentus and the CFIUS Monitoring Agencies. The Security Director has substantially greater authority than the Security Officer, but the Security Director is not expected to oversee day-to-day compliance with the NSA and related matters. See “Management After the Business Combination — Corporate Governance — Board Composition” for a description of the Security Director’s authority and responsibilities. We are also required to hire and pay for the costs of an independent third-party monitor to monitor compliance with the NSA by the parties to the NSA, as well as an independent third-party auditor to regularly audit our compliance with the NSA. In addition, we are required to establish: (i) a security plan to safeguard protected technical information, systems and facilities; (ii) a board-level Security Committee to oversee the development and implementation of policies and procedures to safeguard protected technical information, systems and facilities and to exercise appropriate oversight and monitoring of Momentus’ operations to ensure that the protective measures contained in the NSA are effectively maintained and implemented; (iii) an audit plan; and (iv) a communications plan. We are also required to provide detailed and frequent reports to the third-party monitor. We will incur substantial costs to implement these and other requirements under the NSA, and we expect that substantial personnel time is needed to be devoted to implement and comply with these requirements. In addition, the NSA imposes limitations on our control over certain U.S. facilities, contracts, personnel, vendor selection and operations. These costs, requirements and restrictions may materially and adversely affect our operating results. In addition, we are required to ensure that the Security Director required to be appointed under the NSA reports any actual or potential violation of the NSA to the CFIUS Monitoring Agencies and the third-party monitor within 24 hours of discovery, and if we are found to be in violation of certain requirements in the NSA, we could be subject to liquidated damages in the amount of $100,000 per day, up to an aggregate amount of $1,000,000 per breach.
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
Our second amended and restated charter provides that the Security Director may only be removed for cause and with the approval of the CFIUS Monitoring Agencies and at least two-thirds of the voting power of the then outstanding shares of capital stock of the Company entitled to vote generally in the election of directors voting as a single class. Our second amended and restated charter also provides that any amendment to the charter or bylaws relating to this arrangement will also require the approval of the CFIUS Monitoring Agencies. As a result, it is possible that proposals to remove the Security Director for cause or to amend the provisions in our charter or our amended and restated bylaws relating to the Security Director, could be approved by the requisite stockholder vote in future stockholder meetings, but nonetheless not be effective due to the lack of approval by the CFIUS Monitoring Agencies.
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
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other skilled personnel, manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. Certain members of our senior management team have extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team for any reason, including resignation or retirement, could impair our ability to execute our business strategy and may have a material adverse effect on our business, financial condition and results of operations.
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
We have identified and subsequently mitigated various internal control deficiencies, including the remediation of material weaknesses identified during the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2018, by improving the timeliness of preparation of financial close and account reconciliation process by hiring additional experienced management and staff, identifying goods or services received as of the close of the accounting period that have not been invoiced and accruing for such items, and utilizing the use of specialists to determine the proper accounting for highly technical and complex transactions. We are continuously focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting. Our efforts include a number of actions:
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
•We have recruited additional personnel, in addition to engaging and utilizing third-party consultants and specialists to supplement our internal resources business processes involving highly technical and complex transactions.
If not remediated, material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
As of December 31, 2022, Momentus had $78.7 million of U.S. federal and $6.5 million of state net operating loss carryforwards available to reduce future taxable income. The U.S. federal operating loss carryforwards will be carried forward indefinitely for U.S. federal tax purposes. While the federal net operating losses (“NOLs”) can be carried forward indefinitely, California net operating losses begin to expire in the year ending December 31, 2038. It is possible that Momentus will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code (“U.S. Tax Code”), respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Momentus has not yet undertaken an analysis of whether the Business Combination constitutes an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code.
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
On July 15, 2021, July 22, 2021 and August 4, 2021 , three related putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company, SRAC, Sponsor, certain officers and directors of SRAC and Mikhail Kokorich, the Company’s co-founder and former CEO, alleging that the defendants omitted certain material information in their public statements and disclosures regarding the Business Combination in violation of the securities laws, and seeking damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. On October 20, 2021, the securities class actions were consolidated in the first filed matter under the caption In re Stable Road Acquisition Corp. Securities Litigation (Case No. 2:21-cv-05744-JFW-SHK) and on November 12, 2021 the court-appointed lead plaintiff filed a consolidated amended complaint against the same defendants as well as certain additional officers and directors of SRAC and current and former officers of the Company. The amended complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Business Combination, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. On February 14, 2022, the defendants filed motions to dismiss the amended complaint. On July 13, 2022 the motions to dismiss were granted in part and denied in part. A jury trial date has been set for November 14, 2023. As a subsequent event, on February 10, 2023, the Company and the lead plaintiff reached an agreement in principle to settle the Securities Class Action for Under the terms of the agreement in principle, the lead plaintiff, on behalf of a class of all persons that purchased or otherwise acquired Company stock between October 7, 2020 and July 13, 2021, inclusive, would release the Company from all claims asserted or that could have been asserted in the

Securities Class Actions and dismiss such claims with prejudice, in exchange for payment of $8.5 million by the Company (at least $4.0 million of which is expected to be funded by insurance proceeds). Refer to Note 16.
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
On January 25, 2023, a shareholder derivative action was filed by Melissa Hanna, on behalf of Momentus, Inc., in the US District Court for the Northern District of California, Case No. 5:23-cv-00374, against Momentus (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood (the “Derivative Action II”). The Derivative Action alleges the same core allegations as stated in the Securities Class Actions, and also claims that Momentus ignored and/or refused a prior demand made by Ms. Hanna on Momentus’s Board of Directors. Momentus disputes the allegations in the complaint and intends to vigorously defend the litigation.
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
On November 10, 2022, purported stockholders filed a putative class action complaint against Brian Kabot, James Hofmockel, Ann Kono, Marc Lehmann, James Norris, Juan Manuel Quiroga, SRC-NI Holdings, LLC, Edward K. Freedman, Mikhail Kokorich, Dawn Harms, Fred Kennedy, and John C. Rood in the Court of Chancery of the State of Delaware, in a case captioned Shirley, et al. v. Kabot et al., 2022-1023-PAF. The complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock on or before August 9, 2021. The putative class action does not name Momentus as a defendant. Regardless, the SPAC directors and officers, together with current and former directors and officers of Momentus, have demanded indemnification and advancement from Momentus, under the terms of the merger agreement and the exhibits thereto, the Delaware corporate code, the Company’s bylaws, and their individual indemnification agreements. Momentus may be liable for the fees and costs incurred by the SPAC defendants, and has an obligation to advance such fees during the pendency of the litigation.
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
Momentus’ management team has limited experience managing a public company.
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
The occurrence of one or more natural disasters such as fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events where our facilities or the launch facilities our transport partners use are located, or where our third-party suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities, the launch facilities we use or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for launches to occur as planned, resulting in additional expense to reschedule, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession or depression in the United States or abroad. To the extent these events also impact one or more of our suppliers or result in the closure of any of their facilities or our facilities, we may be unable to maintain launch schedules or fulfill our other contracts.
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
The Company has, from time-to-time, self-reported potential violations of export control laws to the Office of Export Enforcement (the “OEE”) of BIS as noted below. While these incidents did not result in any monetary or non-monetary penalties, if we are found to be in violation of export control laws and regulations in the future, we could face civil and criminal liabilities, monetary and non-monetary penalties, the loss of export or import privileges, debarment and/or reputational harm.
•On September 6, 2019, the Company notified the Office of Export Enforcement (the “OEE”) of BIS via an Initial Notice of Voluntary Disclosure that it was possible that various unauthorized deemed exports of EAR-controlled technology to employees of the Company may have occurred. The Company completed a full audit of its trade compliance program at the time and identified several violations which related to the apparently unintentional and unauthorized disclosure of certain limited export-controlled data to non-U.S. employees of the Company. Additional compliance protocols were implemented as part of an internal corrective action process. This disclosure was closed by BIS pursuant to a Warning Letter dated April 20, 2020.
•On May 5, 2021, the Company notified OEE via an Initial Notice of Voluntary Disclosure that a Momentus employee may have inadvertently exported an email containing EAR-controlled technology to a German firm engaged in certain design work without required export authorization. The Company submitted the Germany-related final report to BIS on October 28, 2021. This disclosure was closed by BIS pursuant to a Warning Letter dated April 8, 2022.

•On June 11, 2021, the Company notified OEE via an Initial Notice of Voluntary Disclosure that Momentus may have inadvertently exported various EAR-controlled hardware to Poland, Singapore, Norway, and Italy without required export authorization. The Company submitted a final report on the matter to BIS on July 29, 2022.
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
In addition, U.S. export control laws continue to change. For example, the control lists under the ITAR and the EAR are periodically updated to reclassify specific types of export-controlled technology. For example, any changes to the jurisdictional assignment of controlled data or hardware used by Momentus could result in the need for different export authorizations, each then subject to a subsequent approval. Similarly, should exceptions or exemptions under the EAR or the ITAR, respectively, be changed, Momentus’ activities otherwise authorized via these mechanisms may become unavailable and could result in the need for additional export authorizations. Additionally, changes to the administrative implementation of export control laws at the agency level may suddenly change as a result of geo-political events, which could result in existing or proposed export authorization applications being viewed in unpredictable ways, or potentially rejected, as a result of the changed agency level protocol
Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

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
License or operational approval can include an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. The FAA denial of Vigoride-1 payload review unrelated to a launch license was the result of national security concerns related to foreign ownership and control that arose during an interagency review. Future denials of similar licenses or operational approvals may occur and could have a material adverse effect on our operations, sales, profitability, cash flows and overall financial condition. In addition, failure of Momentus, its officers, or its former chief executive officer, Mikhail Kokorich, to comply with governmental orders or agreements may expose Momentus and its officers to liability or penalties. Moreover, as discussed under “Business — Regulatory — National Security Agreement,” failure by Momentus to comply with certain requirements under the NSA could subject Momentus to liquidated damages payable to the U.S. Government in the amount of $100,000 per day, up to an aggregate amount of $1,000,000 per breach.
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
Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (the “False Claims Act”) (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.
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
Sales of a significant number of shares of our Class A common stock in the public markets, or the perception that such sales could occur, could depress the market price of our Class A common stock.
The Company entered into an ATM program, and the Company from time to time may sell up to $50.0 million of shares of Class A common stock pursuant to such program. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information. Sales of a substantial number of shares of our Class A common stock in the public markets could depress the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our Class A common stock would have on the market price of our Class A common stock.
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
The trading market for our Class A common stock and warrants will depend, in part, on the research and reports that securities and industry analysts publish about us, our business and our market. Only three securities analysts have published research on our stock in the last 12 months. If some or all of these analysts cease to publish research on our stock or if additional analysts do not commence coverage, then our stock price and trading volume could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock, publish inaccurate or unfavorable research about our business or our market, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of the Class A common stock.
Certain provisions of our second amended and restated charter, as well as our amended and restated bylaws may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. These provisions provide for, among other things:
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
•a requirement that special meetings of our stockholders can be called only by our board of directors acting by a written resolution by a majority of the directors then in office, the Chairperson of the board of directors, our Chief Executive Officer or our Lead Independent Director;
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
Our second amended and restated charter provides that a state or federal court located within the state of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our second amended and restated charter provides, to the fullest extent permitted by law, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on behalf of the Company;
•any action or proceeding asserting a claim of breach of a fiduciary duty owed by or any wrongdoing by any current or former director, officer, employee or agent of the Company or any stockholder to the Company or to stockholders;
•any action or proceeding asserting a claim against us or any current or former director, officer or other employee or any stockholder in such stockholder’s capacity as such arising out of or pursuant to any provision of the DGCL, our second amended and restated charter or our amended and restated bylaws (as each may be amended from time to time);

•any action or proceeding to interpret, apply, enforce or determine the validity of our second amended and restated charter and/or our amended and restated bylaws (including any right, obligation or remedy thereunder);
•any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; or
•any action or proceeding asserting a claim governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.
This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Our second amended and restated charter further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder.
Our second amended and restated charter also provides that a state or federal court located within the state of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with the Company or our directors, officers, employees, or stockholders. If any other court of competent jurisdiction were to find either exclusive-forum provision in our second amended and restated charter to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our business, financial condition and results of operations. In addition, although the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection clause.
We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital.
Our common stock and publicly traded warrants currently trade on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements for our equity securities to remain listed on Nasdaq, including a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. The closing price of our common stock could fall below $1.00 per share in the future. If the closing bid price of our common stock falls below $1.00 per share for a period of 30 consecutive trading days, we would expect to receive a notification from Nasdaq that our common stock would be subject to delisting if we do not regain compliance with the minimum bid price requirement within the time period specified by Nasdaq. If we were to receive such a notification, we expect that we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement, and that, to regain compliance, our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for at least 10 consecutive trading days. If we fail to meet Nasdaq’s stock price requirements, or if we do not meet Nasdaq’s other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards and our common stock and publicly traded warrants could be delisted from Nasdaq. There can be no assurance that we will continue to meet the minimum bid price requirement or any other Nasdaq listing requirement in the future. If our common stock and publicly traded warrants were to be delisted, the liquidity of our common stock and publicly traded warrants would be adversely affected, and their market prices could decrease. We may also face other adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
A recent Delaware Court of Chancery Ruling has created uncertainty regarding the validity of our authorized shares of Common Stock which could impair our ability to complete financing transactions which could in turn impair our operations.
On February 17, 2023 the Company filed a petition in the Delaware Court of Chancery, pursuant to Section 205 of the DGCL, seeking an order validating and declaring effective the Second Amended and Restated Certificate of Incorporation of the Company, which, among other things, increased the total number of authorized shares of Class A common stock from 100,000,000 to 250,000,000. The petition hearing is scheduled for March 14, 2023.
If we are not successful in the petition hearing, the uncertainty with respect to our capitalization could have a material adverse effect on our operations, including, among other things, our ability to complete financing transactions, until the underlying issues are definitively resolved. This uncertainty could impair our ability to execute our business plan, attract and retain employees, management and directors and adversely affect our commercial relationships.
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
Momentus relies on its employees in the day-to-day operations of its business. Actual or threatened labor disputes may disrupt our operations and adversely affect our ability to operate as a business. Such labor disputes and disruptions may result in the loss of market share to competitors and/or have a negative impact on the Company’s brand and corporate image.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Momentus leases its office space, which consists of a primary facility located in 3901 North First St., San Jose, CA 95134. Our primary facility lease expires in February 2028. We believe our current office space is sufficient to meet our needs until the expiration of this lease. These leases are utilized by Momentus’ single reporting segment.
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
See Note 14 Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosures related to legal proceedings, which disclosures are incorporated herein by reference.
ITEM 4. Mine Safety Disclosures.
None.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
Market Information
On August 13, 2021, the Company's common stock and public warrants began trading on the Nasdaq Global Market (the “Nasdaq”). Our Class A common stock is traded on the Nasdaq under the symbol "MNTS", and public warrants to purchase our common stock are traded on the Nasdaq under the symbol "MNTSW".
As of February 28, 2023, there were 39 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category[1]	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights[2]	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights[3]	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders[4,5]	7,509,540	$1.21	3,783,559
Equity compensation plans not approved by security holders[4,5]	2,828,110	N/A	1,083,552
Total	10,337,650		4,867,111
1 - In February 2022, the Company adopted the 2022 Inducement Equity Plan, which was intended to comply with Rule 5635(c)(4) of the Nasdaq listing rules, which provide an exception to the shareholder approval requirement for the issuance of securities pursuant to equity grants to employees of the Company as an inducement material to such individuals entering into employment with the Company.
2 - These numbers include shares subject to outstanding awards granted, of which 2,556,733 shares are subject to outstanding options and 7,780,917 shares are subject to outstanding RSUs
3 - The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock or restricted stock units, which have no exercise price. There were no options awarded under plans not approved by security holders.
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
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities of the Company during the three months ended December 31, 2022.

Unregistered Equity Securities
During the year ended December 31, 2022, we issued 246,855 shares of common stock as compensation to a former employee of Momentus Space, LLC. The issuances of such shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) or the rules and regulations promulgated there under, including Rule 701.
ITEM 6. [Reserved.]
Not applicable.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” “Momentus,” “we,” “us,” or “our” refer to Momentus Inc.
The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis should also be read together with our financial information for the year ended and as of December 31, 2022. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” section above and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
Momentus offers transportation and infrastructure services to help enable the commercialization of space. Satellite operators are our principal customers and target customers. Services that we plan to provide include “last mile” satellite transportation, payload-hosting, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings.
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
Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology. We have signed contracts for approximately $33 million in backlog (potential revenue), as of February 28, 2023. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 18 companies in 12 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed. Refer to “Risk Factors — We may not be able to convert our orders in backlog into revenue,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.

On May 25, 2022, the Company launched Vigoride 3 to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride 3, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between Vigoride 3 in low-earth orbit and a ground station on Earth, Momentus discovered that Vigoride 3 had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. The Company quickly worked to address the anomalies, identify root causes and pursue solutions to be implemented in advance of future missions.
The Company determined that Vigoride 3’s deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not operate as intended once in orbit. This resulted in low power and communications issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appeared to have worked as intended and were able to provide some power to the spacecraft. The Company and the producer of the solar arrays identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites. While Momentus initially established two-way communications with Vigoride 3, it was unable to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022, the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13, 2022. Momentus continued to apply for 30-day extensions for its STA prior to expiration, which the FCC has granted in each case, through October 20, 2022.
While Momentus was unable to re-establish two-way communication with Vigoride 3, it continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, Vigoride 3 was equipped with a mechanism designed to autonomously deploy customer satellites in the event of a sustained loss of communications with ground stations.
During the third quarter of 2022, the Vigoride spacecraft deployed five additional customer satellites including two on July 17, 2022, two on July 29, 2022, and one at the end of August 2022. In total, Momentus deployed a total of eight customer satellites in low-earth orbit during its inaugural mission, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system. The Company was unable and remains unable to confirm the deployment of the last 2 customer satellites that Vigoride 3 was carrying. The Company incorporated improvements identified during its inaugural mission in advance of its first follow-on mission and other planned follow-on missions.
On January 3, 2023, the Company launched Vigoride 5 to low-earth orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and Vigoride 5 is in good health as it undergoes a deliberate commissioning process in preparation for on-orbit operations. On Vigoride’s first orbital pass, Momentus confirmed that both solar arrays were deployed, and the vehicle was generating power and charging its batteries. As of the date of this Annual Report on Form 10-K, the vehicle’s power and temperatures continue to be within the nominal expected ranges. While Vigoride 5 is carrying two customer payloads, the primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons learned on future Vigoride vehicles and missions.
The Company anticipates flying two additional missions with Vigoride during 2023. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
Our services are made possible by the space industry’s rapid technological developments over the past two decades, driven predominantly by significant decreases in launch costs, as well as the advent of smaller, lower-cost satellites. The convergence of these trends has resulted in substantial growth in the commercial space market, rooted in higher accessibility for companies entering the new space economy that aim to offer communication, earth observation and data collection services, and other satellite services.

We anticipate potential considerable growth over the coming years in the space transportation segment as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. We anticipate that the need for small satellite transportation to low-earth orbit will continue to drive overall demand growth for space transportation services in the short-term as technology advancements continue to make space more accessible to new market entrants, although new applications beyond low-earth orbit are also emerging. We also believe that over the next decade, new space-based businesses may emerge, for example the generation of solar energy in space, space manufacturing or space data processing. The advent of these new business models could substantially increase demand for space transportation and other space infrastructure services.
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
The technology underlying our anticipated service offerings is still in the process of being developed, and has not been fully tested or validated in space. Our ability to execute on our business plan is dependent on the successful development and commercialization of the technologies described in this Annual Report on Form 10-K. Although we believe our water plasma propulsion technology will be a key differentiator of our product offerings, we have to date only conducted one test of this technology in space. Although we believe our test unit generated plasma in space and validated the theoretical basis of our technology, we have yet to experimentally confirm the unit’s ability to generate thrust in space, which is crucial to our ability to conduct actual spacecraft maneuvers in orbit. Until we can accomplish this, the technology will remain in the experimental stages. Moreover, even if the unit generates thrust, there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Our statements and beliefs about the viability of our technology are primarily based on theoretical analyses and experimentally observed results during ground testing and our single test of this technology in space. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all. This Form 10-K describes Momentus’ current business plans for continuing to develop its technology and marketing and commercializing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles. Refer to “Risk Factors — A key component of our business model is the delivery of satellites using our vehicles from low-earth orbit to other orbits. The technology for this maneuver is still in the development stage...” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
Services Overview
When our technology is fully developed and validated in the future, we currently plan to provide the following infrastructure services to the space economy:
Space Transportation. We are developing a space transportation service based on a hub-and-spoke model, which combines ride share launch on a medium or large rocket with last-mile delivery using one of our OSVs. Under this model, our customers will deliver their payload to us a few months prior to launch for integration onto our vehicle. Once we have integrated our customers’ payloads, we will then ship our vehicle, holding the customer payload fixture, to the launch site, where it will be integrated onto the rocket. The rocket will then transport our vehicle to the drop-off orbit. After separation from the rocket, our vehicle will transport our customers’ payloads to their chosen final orbit.
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
Initially, our vehicles will de-orbit after delivering our customer payloads to their final orbits. Ultimately, our plan is to develop the capability for our vehicles to be reusable, such that, upon delivery of the payload, they will be capable of remaining in space to conduct additional missions.
Hosted Payload. We are developing a modular approach to satellite systems through our subscription-based Hosted Payload service. This service is designed to help our customers avoid a meaningful capital outlay to design and manufacture a bespoke satellite as they would under traditional business models, which assumed tight integration of a given payload with its satellite bus. We have designed our transfer vehicles for modularity and ease of integration with customer payloads, with a full suite of capabilities that our customers will need on orbit. Under our Hosted

Payload model, after transporting a customer payload to a specific orbit our vehicle would stay connected to the payload for the duration of its mission to provide continuous power, orbit maintenance, orientation, and communications to support telemetry, commanding, and downlinking of payload data.
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
Factors Affecting Our Performance
We believe that our performance and future success depend to a substantial extent on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section titled “Risk Factors” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
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
We have secured space for two additional Vigoride test and demonstration missions on launches that SpaceX plans to conduct in 2023. We believe these early missions will allow us to further validate Vigoride’s capabilities. While securing space on the manifest is an important step, all future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
Early Vigoride vehicles will not be reusable, meaning that we will de-orbit them following delivery of their customer payloads. However, as early as 2025, we aim to make our vehicles capable of reuse such that, upon delivery of their payloads, they will be able to remain in space to conduct follow-on missions. Establishing reusable vehicles will require significant additional research and technological developments. We believe our choice of water as a propellant will help with the creation of reusable vehicles because water can be stored without special conditions, other than ensuring lines and tanks do not freeze or become obstructed with ice, for an indefinite amount of time and pumped easily. Additionally, water is safe and non-hazardous relative to commonly used propellants such as cryogenic components and hypergolic toxic fuels for chemical propulsion, or highly pressurized noble gases (such as xenon or krypton) for electrical propulsion. We believe that if we are able to achieve reusability, it will allow us to lower manufacturing and launch costs on a per-ride basis and achieve higher margins and returns for our investors while also reducing our environmental impact.
Beyond Vigoride, we envision bringing larger vehicles to market. These vehicles will be similar to our Vigoride vehicle, but with larger structures, larger solar arrays, and more powerful propulsion systems in order to carry progressively larger payloads progressively further from Earth.
The successful development of our vehicles with water plasma propulsion technology involves uncertainties, including:
•timing in finalizing systems design and specifications;
•successful completion of test programs and demonstration missions;

•receipt and the timing of such receipt of licenses and government approvals that will allow us to fly our vehicles in space and gather valuable data that will assist in further development of our vehicles;
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
•our ability to protect our intellectual property critical to the design and function of our OSVs;
•our ability to continue funding and maintaining our current research and development activities; and
•our ability to comply with the terms of the NSA and any related compliance measures instituted by the Security Director.
A change in the outcome of any of these variables could delay the development of our vehicles which in turn could impact our business and results of operations. Refer to “Risk Factors,” under Part I, Item 1A in this Annual Report on Form 10-K
Initial and Successive Launches
Our water plasma propulsion technology (that we are developing) is based on the use of microwave electrothermal or “MET,” thrusters, which we believe could ultimately provide safe, affordable, reliable, and regular in-space services, including Space Transportation, Hosted Payload, and In-Orbit Servicing. To accomplish this, we currently intend to:
Develop our commercial program for in-space transportation. We conducted our inaugural test and demonstration mission with Vigoride in 2022 and began our second test and demonstration mission in January 2023. We plan to conduct two additional test and demonstration missions with Vigoride during 2023. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
Launch our commercial program for Hosted Payload. We are developing a modular approach to satellite systems through our hosted payload model. For missions that require significant power for the payload and/or specific orbits, our objective is for Momentus to be able to provide a unique combination of a low-cost service model, in-orbit flexibility, and high electrical power generation.
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
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into custom orbits. Our early missions, particularly those in 2022 and 2023, including our inaugural mission (Vigoride 3) in May 2022, were and are intended to be demonstration missions. The primary goals of our planned demonstration missions are to test Vigoride on orbit and learn from any issues that we encounter. The lessons learned from demonstration missions will help inform changes we can make to our Vigoride vehicle as we seek to ultimately certify a design for production. Depending on the nature of issues we encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our future demonstration missions or on any future mission. Any failures or setbacks, particularly those that we experienced on our inaugural mission (Vigoride 3) and those that we may encounter on other early missions, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation. Refer to “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
Customer Demand
We have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. As of December 31, 2022, we had collected approximately $2.7 million in customer deposits related to future launches. While our standard contracts do not contain refunds or recourse provisions that enable our customers to recover any non-refundable deposits that have been paid, we issued refunds totaling $1.4 million to customers during the year ended December 31, 2021 due to cancelled launches for 2021 in order to foster future business relationships and customer goodwill. There were no refunds paid during the year ended December 31, 2022.
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
We have signed contracts for approximately $33 million in backlog (potential revenue), as of February 28, 2023. These agreements include firm orders as well as options, which allow customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 18 companies in 12 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
Our backlog is subject to meaningful customer concentration risk. As of February 28, 2023, approximately 87% of the total dollar value of our backlog related to three launch services providers and aggregators of launch services capacity, and their affiliates. The top ten customers in our backlog represent approximately 98% of the total dollar value of our backlog.
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
We plan to conduct two additional test and demonstration missions with Vigoride during 2023. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
A portion of our personnel worked from home in 2020 through 2022 as we reduced our in-person operations to prioritize the safety of our employees.
Notwithstanding the foregoing, the impact of the COVID-19 pandemic on the Company’s business, results of operations and overall financial performance will ultimately depend on future developments, including the duration of the pandemic, possible recurrent outbreaks, the appearance of variants and the effectiveness of vaccines and other mitigation measures against variants, all of which are highly uncertain and cannot be predicted. See Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K for additional discussion of the potential impact of the COVID-19 pandemic on our business.
Recent Developments
Organizational Changes
On November 28, 2022, Jikun Kim, the Chief Financial Officer of the Company, tendered his resignation effective January 6, 2023. On January 3, 2023, the Board of Directors appointed Dennis Mahoney as the Interim Chief Financial Officer and principal accounting officer of the Company, effective as of January 7, 2023. Our permanent CFO search activities continue.
At-The-Market Offering
On September 28, 2022, Momentus entered into an At-the-Market Equity Offering Sales Agreement with a sales agent (the “ATM Sales Agreement”). Pursuant to the ATM Sales Agreement, the Company may from time to time sell, through the sales agent using at-the-market (“ATM”) offerings, shares of Common Stock up to an aggregate offer price of $50.0 million. Under the ATM Sales Agreement, the sales agent will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
During the year ended December 31, 2022, there were no sales under the ATM Sales Agreement.
Registered Direct Offering
On February 27, 2023, Momentus sold an aggregate of 9,396,000 shares of Common Stock at a purchase price of $0.8646 per share, pre-funded warrants to purchase an aggregate of 2,170,043 shares of Common Stock at a purchase price of $0.8646 per pre-funded warrant less the exercise price of $0.00001 per pre-funded warrant, and warrants to purchase 11,566,043 shares of Common Stock to an institutional investor. The aggregate gross proceeds of this offering, before the deduction of fees and expenses, was approximately $10.00 million. We expect to use substantially all of the net proceeds from this offering to satisfy certain stock repurchase obligations of the Company from prior to the Business Combination.
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
As a result of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which has required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have begun to incur additional recurring expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.
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
In addition, the lender has certain rights to participate in future private equity offerings (including convertible notes or bridge financings) of Momentus.
SEC Settlement and CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred and expect to incur significant expenses in connection with the implementation of the NSA described below. We have also incurred significant expenses related to the SEC settlement discussed below. The Company has incurred legal expenses related to these matters of approximately $1.7 million and $7.5 million during the years ended December 31, 2022 and 2021, respectively.

SEC Settlement
On July 13, 2021, the Company agreed to a settlement with the SEC on a “neither admit nor deny” basis, in anticipation of cease-and-desist proceedings relating to certain violations of antifraud provisions of the federal securities laws alleged by the SEC. As a result of the settlement, the Company agreed to a civil penalty of $7.0 million, $2.0 million of which was paid immediately and $5.0 million which was paid on July 8, 2022.
CFIUS Review and NSA
In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from SRAC, submitted a joint notice to CFIUS for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense (the “DoD”) regarding Momentus’ foreign ownership and control. On June 8, 2021, the Company entered into a NSA with Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis), and the U.S. government, represented by the DoD and the U.S. Department of the Treasury (such agreement, the “NSA”). In accordance with the NSA, Mr. Kokorich, Nortrone Finance S.A., Lev Khasis and his wife Olga Khasis, and Brainyspace LLC divested all the equity interests in Momentus owned or beneficially owned by them by selling such equity interests to the Company on June 8, 2021 (see below “Co-Founder Divestment”). The NSA also established various requirements and restrictions on the Company in order to protect national security, certain of which may materially and adversely affect our operating results due to the cost of compliance with security measures, and limitations on our control over certain U.S. facilities, contracts, personnel, vendor selection and operations. The Company has made progress in implementing the NSA by achieving baseline compliance and incorporating security measures into Company policies and procedures addressing some NSA risk.
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
As a result of the Business Combination, which generated $247.3 million of gross proceeds (as described in Note 3), the Company paid the Co-Founders $40.0 million in addition to the initial consideration paid of $3. The Company recorded the consideration paid as a reduction of common stock and additional paid in capital. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third-party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. Following the third-party audit of the investors’ NSA compliance, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022 in accordance with the NSA.
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders in accordance with the terms of the stock repurchase agreements (see Note 11). As a subsequent event, on February 27, 2023 the Company raised $10.0 million through the sale of securities, which triggered the liability under the stock repurchase agreements. Refer to Note 16.
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers as well as the Company’s fundraising efforts under the at-the-market offering program describe above, resulting in an estimated liability of $10.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital within the consolidated statements of stockholders’ equity (deficit), as of December 31, 2022.
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
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against Momentus in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from Momentus. On October 14, 2022, Momentus filed its motion to dismiss this action. Momentus disputes the allegations in the complaint and intends to vigorously defend the litigation. See Note 14.
See “Risk Factors — We will require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
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
On May 25, 2022, the Company launched Vigoride 3 to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride 3, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between Vigoride 3 in low-earth orbit and a ground station on Earth, Momentus discovered that Vigoride 3 had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. The Company quickly worked to address the anomalies, identify root causes and pursue solutions to be implemented in advance of future missions.
The Company determined that Vigoride 3’s deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not operate as intended once in orbit. This resulted in low power and communications issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appeared to have worked as intended and were able to provide some power to the spacecraft. The Company and the producer of the solar arrays identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites. While Momentus initially established two-way communications with Vigoride 3, it was unable to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022, the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13, 2022. Momentus continued to apply for 30-day extensions for its STA prior to expiration, which the FCC has granted in each case, through October 20, 2022.
While Momentus was unable to re-establish two-way communication with Vigoride 3, it continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, Vigoride 3 was equipped with a mechanism designed to autonomously deploy customer satellites in the event of a sustained loss of communications with ground stations.
During the third quarter of 2022, the Vigoride spacecraft deployed five additional customer satellites including two on July 17, 2022, two on July 29, 2022, and one at the end of August 2022. In total, Momentus deployed a total of eight customer satellites in low-earth orbit during its inaugural mission, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system. The Company was unable and remains unable to confirm the deployment of the last 2 customer satellites that Vigoride 3 was carrying. The Company incorporated improvements identified during its inaugural mission in advance of its first follow-on mission and other planned follow-on missions.
On January 3, 2023, the Company launched Vigoride 5 to low-earth orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and Vigoride 5 is in good health as it undergoes a deliberate commissioning process in preparation for on-orbit operations. On Vigoride’s first orbital pass, Momentus confirmed that both solar arrays were deployed, and the vehicle was generating power and charging its batteries. As of the date of this Annual Report on Form 10-K, the vehicle’s power and temperatures continue to be within the nominal expected ranges. While Vigoride 5 is carrying two customer payloads, the primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons learned on future Vigoride vehicles and missions.
The Company anticipates flying two additional missions with Vigoride during 2023. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
In connection with the May 25, 2022 flight of the Vigoride spacecraft and the third-party deployer from a partner company, the Company completed one of the intended performance obligations, resulting in $50 thousand of recognized revenue, which was previously recorded in contract liabilities. The remaining customer payloads were negatively impacted by the Vigoride anomalies and as a result did not receive the anticipated level of service. As a result, the Company offered concessions to those customers, the value of which was unresolved at the end of the second quarter of 2022. Due to this uncertainty, the Company recorded the related customer deposits of $133 thousand as deferred revenues within current contract liabilities at that time.
During the third quarter of 2022, the Company recognized $129 thousand of revenue. $28 thousand was due to forfeited customer deposits from cancelled customer contracts. The Company also resolved the uncertainties that had caused it to defer revenue from its inaugural launch. As a result, the Company recognized revenue of $101 thousand, and continued to defer $33 thousand now allocated to future services as a result of the variable consideration.
During the three months ended December 31, 2022, the Company recognized $120 thousand of revenue, due to forfeited customer deposits primarily related to expired options.
As of December 31, 2022 we have signed contracts with customers and have collected approximately $2.7 million in customer deposits, which are recorded as non-current contract liabilities in our consolidated balance sheets.
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million to customers during the year ended December 31, 2021. There were no refunds during the year ended December 31, 2022.
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
In connection with the launch of Vigoride 3 and the third-party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight; $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs as of the end of the second quarter 2022, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third-party deployer, intended as a demonstration of the Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs. The Company did not allocate any Vigoride vehicle development expense to cost of revenue as the vehicle has not yet met the criteria for capitalization. Refer to Research and Development Costs in Note 2.
During the third quarter of 2022, the Company resolved the variable consideration uncertainties that had caused it to defer revenue and cost of revenue from its inaugural launch. As a result, the Company amortized the deferred $14 thousand to cost of revenue.
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
As of December 31, 2022, we have expensed all research and development costs associated with developing and building our vehicles. Once we have achieved technological feasibility and released the design for volume production, we will capitalize the costs to construct any additional components for the vehicles. We expect to continue to see an increase in our research and development expenses as we develop our next generation of vehicles.
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
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Comparison of Financial Results for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Service revenue	$299	$330	$(31)	(9%)
Cost of (reversal of) revenue	26	(135)	161	(119%)
Gross profit	273	465	(192)	(41%)

Operating expenses:
Research and development expenses	41,721	51,321	(9,600)	(19%)
Selling, general and administrative expenses	49,827	48,905	922	2%
Operating loss	(91,275)	(99,761)	8,486	(9%)

Other income (expense):
Decrease in fair value of SAFE notes	—	209,291	(209,291)	(100%)
Decrease in fair value of warrants	5,185	37,330	(32,145)	(86%)
Realized loss on disposal of asset	(168)	(17)	(151)	N/A
Interest income	522	2	520	N/A
Interest expense	(5,262)	(14,229)	8,967	(63%)
SEC settlement	—	(7,000)	7,000	(100%)
Litigation settlement, net	(4,500)	—	(4,500)	N/A
Other income (expense)	54	(4,960)	5,014	(101%)
(Loss) income before income taxes	(95,444)	120,656	(216,100)	(179%)
Income tax expense	—	2	(2)	(100%)
Net (loss) income	$(95,444)	$120,654	(216,098)	(179%)
Service revenue
Revenue recognized during the year ended December 31, 2022 was composed of $151 thousand due to the Company’s first launch in May 2022. This revenue was recognized as the result of a completed performance obligation, as well as other performance obligations which were negatively impacted by the Vigoride 3 anomalies and led to concessions offered to customers, the value of which was resolved after the completion of the mission. The remainder of revenues were recognized from forfeited customer deposits related to contract cancellations and option expirations.
The service revenue recognized during the year ended December 31, 2021 was due to customer contract cancellations, resulting in the forfeiture of $330 thousand of non-refundable customer deposits.
(Reversal of) Cost of revenue
The cost of revenue during the year ended December 31, 2022 was due to the Company’s first launch in May 2022. The Company allocated the cost of the launch proportionally based on payload weight.
The reversal of cost of revenue recorded during the year ended December 31, 2021 represents the reversal of a contingency recorded during the prior year for loss contracts related to free slots on future missions. During the year ended December 31, 2021 the Company signed amendments or terminations with those customers such that the services will no longer be free of charge. The reversed contingency was offset by costs incurred related to one of the cancelled contracts.
Research and development expenses
Research and development expenses decreased from $51.3 million in the year ended December 31, 2021 to $41.7 million in the year ended December 31, 2022. The decrease was primarily due to one-time impairments of $9.5 million of prepaid launch deposits in the prior year, offset by $0.6 million of launch costs amortized during the year ended December 31, 2022. Spending on components, materials, and other costs decreased by $2.7 million along with subcontracted research and development costs which decreased by $2.0 million. These reductions were offset by additional payroll costs of $2.9 million due to an increase in headcount, and higher compensation packages related to the transition from start-up to a publicly traded company. The decrease was further offset by additional overhead and other costs of $1.2 million.

Selling, general and administrative expenses
Selling, general and administrative expenses increased from $48.9 million in the year ended December 31, 2021 to $49.8 million in the year ended December 31, 2022. Non-stock based compensation payroll increased by $0.9 million, due to higher compensation packages for senior employees related to the transition from a start-up to a publicly traded company. Additional insurance costs of $1.6 million and additional general corporate costs of $2.0 million were incurred due to the extra requirements of operating as a publicly traded company. Increased spending of $5.0 million on non-legal professional fees was offset by a reduction of $2.5 million in legal spending as the Company’s activity related to the NSA and SEC topics discussed in Note 14 shifted from legal proceedings to compliance. Stock based compensation cost decreased by $6.7 million due to the non-recurring stock modification in the prior period. The Company also incurred launch costs of $0.6 million during the year ended December 31, 2022, related to the validation of a third-party deployer of a partner company.
Decrease in fair value of SAFE notes
The decrease in the calculated fair value of SAFE notes during the year ended December 31, 2021 was primarily due to a decrease in the estimated fair value of the Company’s stock, which at that time was driven by its relation to the market price of SRAC. All outstanding SAFE notes were converted to Common Stock upon completion of the Business Combination (see Note 9). Prior to conversion, our SAFE notes were classified as marked-to-market liabilities pursuant to ASC 480 and gains or losses were recorded as other income or expense.
Decrease in fair value of warrants
For the year ended December 31, 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 11.
For the year ended December 31, 2021, the decrease in the calculated fair value of the private loan-related warrants was due to the decrease in the estimated fair value of the Company’s stock. The private loan-related warrants in the prior period were exercised in connection with the Business Combination. This decrease also included a decrease in the value of the assumed warrant liabilities from the Business Combination due to the Company’s stock decreasing in fair value during the period following the Merger through year end.
Realized loss on disposal of asset
The increase in realized loss on disposal of asset for the year ended December 31, 2022 was due to disposals of furniture and equipment related to the end of three minor leases.
Interest Income
Interest income increased from an immaterial amount for year ended December 31, 2021 to $0.5 million for the year ended December 31, 2022 as the Company invested more in money market funds in response to rising interest rates.
Interest expense
During January 2022, the Company exercised its option to extend repayment of the loan, resulting in a decrease of the effective interest rate and $5.3 million of cash and amortization interest for the year ended December 31, 2022. See Note 10. Interest expense of $14.2 million for the year ended December 31, 2021 relates to cash and amortization interest under the original one year term of the Term Loan.
SEC settlement
SEC settlement expense for the year ended December 31, 2021 relates to a civil penalty of $7.0 million, $2 million of which was paid to the SEC immediately and $5 million which was paid on July 8, 2022.
Litigation settlement, net
Litigation settlement expense for the year ended December 31, 2022 relates to the loss contingency of $8.5 million recorded as a result of the settlement of the Amended Complaint. This contingency was offset by an insurance receivable of $4.0 million for the insurance proceeds expected from its insurers related to the settlement.
Other income (expense)
Other income for the year ended December 31, 2022 was immaterial. Other expense in the year ended December 31, 2021 was due to the transaction costs allocated to the liability-classified warrant assumed in connection with the Business Combination, as well as banking fees related to SAFE financing raised during the period.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily by issuing equity and debt, including the proceeds of the Business Combination and PIPE Investment. As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $61.1 million, which are held in cash or invested in money market funds.
Historical Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(87,887)	$(86,712)
Investing activities	(733)	(3,090)
Financing activities	(9,514)	226,829
Net change in cash and cash equivalents	$(98,134)	$137,027
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $87.9 million, driven primarily by headcount costs, research and development activities, and professional fees related to the SEC and NSA compliance costs, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $28.2 million. Research and development activity expenses, including materials, components, and subcontractor costs were $15.0 million. Professional fees for compliance related to the SEC and NSA topics discussed in Note 14, business development, accounting and audit, and other services, were $12.7 million. Legal fees, related to public company costs as well as the class action complaints discussed in Note 14 were $9.0 million. Office overheads, other general corporate expenses, and cash interest were $15.7 million. The Company paid for $1.2 million of launch costs during the year ended December 31, 2022 that were amortized in connection with its first launch. The Company additionally had net cash changes in operating assets and liabilities of $6.8 million, which included payment of the $5.0 million SEC settlement payable.
Net cash used in operating activities for the year ended December 31, 2021 was $86.7 million, driven primarily by headcount costs, research and development activities, and selling, general, and administrative costs. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $21.6 million. Research and development activity expenses, including materials, components, and subcontractor costs were $19.6 million. Legal fees, related to the SEC and CFIUS review topics, discussed in Note 14, were $11.5 million. Professional fees for recruiting, accounting and audit, and other services were $7.7 million. Office overheads, other general corporate expenses, and cash interest were $11.0 million. The Company also paid $2.0 million of its liability under the SEC settlement and $4.8 million of transaction costs related to the Business Combination allocated to operating costs. Additionally, cash used in net working capital increased by $8.8 million.
Investing Activities
Net cash used in investing activities was $0.7 million and $3.1 million for the years ended December 31, 2022 and 2021, respectively, which consisted primarily of purchases of machinery and equipment, and build-outs in our facility.
Financing Activities
Net cash used in financing activities was $9.5 million for the year ended December 31, 2022, due to principal repayment under the Term Loan.
Net cash provided by financing activities was $226.8 million for the year ended December 31, 2021, consisting of proceeds from the issuance of SAFE notes, borrowing under the Term Loan, and the Business Combination and PIPE, net of transaction costs and Share Repurchase payments.
Funding Requirements
We expect our cash consumption to continue in connection with our ongoing activities, particularly as we continue to advance the development of our vehicles, build corporate infrastructure and enhance our sales and marketing functions.
Specifically, our operating expenses will continue as we:

•continue to build and refine our corporate infrastructure, people, processes and systems;
•enhance and scale our sales and marketing function;
•scale up our manufacturing capabilities increasing facility footprint, purchasing additional manufacturing equipment;
•pursue further research and development related to developing our next generation vehicles;
•seek regulatory approvals for changes or updates to our vehicles;
•actively manage our workforce, including hiring additional personnel;
•implement measures required under the NSA and continue to implement measures required under the NSA and seek to comply with the NSA's requirements;
•maintain, expand and protect our intellectual property portfolio;
•comply with public company reporting requirements; and
•defend against litigation.
We expect that our current cash and cash equivalents, our projected gross profit (revenue less cost of revenue), and additional funding from equity or debt financings will enable us to fund anticipated operating expenses, research and development expenses and capital expenditures beyond the next 12 months.
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. For example, the research and development, volume production, launch and in orbit operation of our vehicles have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Some of these risks and uncertainties are described in more detail under Part II, Item 1A: "Risk Factors," in this Annual Report on Form 10-K under the heading “Risk Factors — Risks Related to the Business and Industry of Momentus.”
Although we believe that the Company has sufficient liquidity to sustain our operations for a period of time, changing circumstances may cause us to expend capital significantly faster than we currently anticipate, or we may need to spend more money than currently expected because of circumstances beyond our control. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
Commitments and Contingencies
We are a party to operating leases primarily for facilities (e.g., office buildings, warehouses and spaceport) under non-cancellable operating leases. These leases expire at various dates through 2028. Refer to Note 7.
We have principal of $15.3 million outstanding under the Term Loan. Refer to Note 10.
We enter into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. Refer to Note 14.
As a result of the settlement of the Amended Complaint, we recorded a litigation settlement contingency of $8.5 million. Refer to Note 14.
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
As a result of the Business Combination, which generated $247.3 million of gross proceeds (as described in Note 3), the Company paid the Co-Founders $40.0 million in addition to the initial consideration paid of $3. The Company recorded the consideration paid as a reduction of common stock and additional paid in capital. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third-party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. Following the third-party audit of the investors’ NSA compliance, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022 in accordance with the NSA.
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders in accordance with the terms of the stock repurchase agreements. As a subsequent event, on February 27, 2023 the Company raised $10.0 million through the sale of securities, which triggered the liability under the stock repurchase agreements. Refer to Note 16.
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, as well as the Company’s fundraising efforts under the at-the-market offering program describe above, resulting in an estimated liability of $10.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital within the consolidated statements of stockholders’ equity (deficit), as of December 31, 2022. Refer to Note 11.
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
Revenue Recognition
We enter into short-term contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. We recognize revenue (along with any other fees that have been paid) at a point in time, upon satisfaction of the Company’s performance obligation. For transportation services, the performance obligation is satisfied when the customer is delivered to their designated orbit.
We account for customer contracts in accordance with ASC 606, Revenue from Contracts with Customers, which includes the following five-step model:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million during the year ended December 31, 2021 to maintain goodwill in those customer relationships.
Our launch services are considered a single performance obligation, to transport the customers’ payload to a specified orbit in space. We recognize revenue at a point in time, when control is transferred, which is considered to be upon the release of the customers’ payload into its specified orbit. We will calculate the weight distribution of each transfer vehicle at the customer level, and we will estimate the delivery date for each customer’s payload based on the relative weight of payloads released to determine the point in time to recognize revenue for each payload release.
In periods in which we recognize revenue, we will disclose the amounts of revenue recognized that was included as a contract liability balance at the beginning of the reporting period in accordance with ASC 606-10-50-8(b).
In connection with the May 25, 2022 flight of the Vigoride spacecraft and the third-party deployer from a partner company, the Company completed one of the intended performance obligations, resulting in $50 thousand of recognized revenue, which was previously recorded in contract liabilities. The remaining customer payloads were negatively impacted by the Vigoride anomalies and as a result did not receive the anticipated level of service. As a result, the Company offered concessions to those customers, the value of which was unresolved at the end of the second quarter of 2022. Due to this uncertainty, the Company recorded the related customer deposits of $133 thousand as deferred revenues within current contract liabilities at that time. During the third quarter of 2022, the Company recognized $129 thousand of revenue. $28 thousand was due to forfeited customer deposits from cancelled customer contracts. The Company also resolved the uncertainties that had caused it to defer revenue from its inaugural launch. As a result, the Company recognized revenue of $101 thousand, and continued to defer $33 thousand now allocated to future services as a result of the variable consideration.
During the three months ended December 31, 2022, the Company recognized $120 thousand of revenue, due to forfeited customer deposits primarily related to expired options.
As of December 31, 2022 we have signed contracts with customers and have collected approximately $2.7 million in customer deposits, which are recorded as current and non-current contract liabilities in our consolidated balance sheet and will be recognized as revenue (along with any other fess that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 14.
Deferred Fulfillment and Prepaid Launch Costs
We prepay for certain launch costs to third-party providers that will carry the orbital service vehicle to orbit. Prepaid costs allocated to the delivery of a customer’s payload are classified as deferred fulfillment costs and recognized as cost of revenue upon delivery of the customer’s payload. Prepaid costs allocated to our payload are classified as prepaid launch costs and are amortized to research and development expense upon the release of our payload. The allocation is determined based on the distribution between customer and our payload weight on each launch.
On May 21, 2021, the Company received notification from one of its launch service providers that the provider was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments would be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the year ended December 31, 2021. There was an unrelated impairment of $0.8 million the year ended December 31, 2021.
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
In connection with the launch of Vigoride 3 and the third-party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight; $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs as of the end of the second quarter 2022, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third-party deployer, intended as a demonstration of the Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs. The Company did not allocate any Vigoride vehicle development expense to cost of revenue as the vehicle has not yet met the criteria for capitalization. Refer to Research and Development Costs in Note 2.
During the third quarter of 2022, the Company resolved the variable consideration uncertainties that had caused it to defer revenue and cost of revenue from its inaugural launch. As a result, the Company amortized the deferred $14 thousand to cost of revenue.
Contract Liabilities
Customer deposits collected prior to the release of the customer’s payload into its specified orbit are recorded as current and non-current contract liabilities in our consolidated balance sheets as the amounts received represent a prepayment for the satisfaction of a future performance obligation that has not yet commenced. Each non-refundable deposit is determined to be a contract liability upon cash collection. Prior to making this determination, we ensure that a valid contract is in place that meets the definition of the existence of a contract in accordance with ASC 606-10-25-1 and 2.
Stock-based Compensation
We have various stock incentive plans under which incentive and non-qualified stock options and restricted stock awards are granted to employees, directors, and consultants. All stock-based payments to employees, including grants of employee stock options are recognized in the consolidated financial statements based on their respective grant date fair values.
We recognize stock-based compensation expense using a fair value-based method for costs related to all stock-based payments. We estimate the fair value of stock-based payments on the date of grant using the Black-Scholes-Merton option pricing model. The model requires management to make a number of assumptions, including expected volatility of our stock, expected life of the option, risk-free interest rate, and expected dividends. The fair value of the stock is expensed over the related service period which is typically the vesting period. The stock-based compensation expense that is reported in our consolidated financial statements is based on awards that are expected to vest. We account for forfeitures as they occur.
Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes-Merton option pricing model, is affected by assumptions regarding a number of variables as disclosed above, and any changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 12 for the specific assumptions we used in applying the Black-Scholes-Merton option pricing model to determine the estimated fair value of our stock options and awards granted during the year ended December 31, 2022.

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
Please refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we had cash and cash equivalents of $61.1 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Because the Term Loan indebtedness bears interests at a fixed rate, it is not impacted by changes in interest rates.
Foreign Currency Risk
There were no material foreign currency transactions for the years ended December 31, 2022 and 2021. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Momentus, Inc.
San Jose, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Momentus, Inc. and subsidiaries (collectively the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements").
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

We have served as the Company's auditor since 2019.

/s/ ArmaninoLLP
San Ramon, California

March 7, 2023

MOMENTUS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$61,094	$160,036
Restricted cash, current	1,007	197
Insurance receivable	4,000	—
Prepaids and other current assets	10,173	9,431
Total current assets	76,274	169,664
Property, machinery and equipment, net	4,016	4,829
Intangible assets, net	337	349
Operating right-of-use asset	6,441	7,604
Deferred offering costs	331	—
Restricted cash, non-current	312	314
Other non-current assets	4,712	3,065
Total assets	$92,423	$185,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,239	$1,911
Accrued expenses	8,026	9,785
Loan payable, current	11,627	20,907
Contract liabilities, current	1,654	—
Operating lease liability, current	1,153	1,189
Stock repurchase liability	10,000	—
Litigation settlement contingency	8,500	—
Other current liabilities	27	5,075
Total current liabilities	43,226	38,867
Contract liabilities, non-current	1,026	1,554
Loan Payable, non-current	2,404	—
Warrant liability	564	5,749
Operating lease liability, non-current	6,131	7,284
Other non-current liabilities	465	483
Total non-current liabilities	10,590	15,070
Total liabilities	53,816	53,937
Commitments and Contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.00001 par value; 250,000,000 shares authorized and 84,441,153 issued and outstanding as of December 31, 2022; 250,000,000 shares authorized and 81,211,781 issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	342,733	340,570
Accumulated deficit	(304,127)	(208,683)
Total shareholders’ equity	38,607	131,888
Total liabilities and shareholders’ equity	$92,423	$185,825
The accompanying notes are an integral part of these consolidated financial statement

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Service revenue	$299	$330
Cost of (reversal of) revenue (exclusive of items shown separately below)	26	(135)
Gross profit	273	465
Operating expenses:
Research and development expenses	41,721	51,321
Selling, general and administrative expenses	49,827	48,905
Total operating expenses	91,548	100,226
Loss from operations	(91,275)	(99,761)

Other income (expense):
Decrease in fair value of SAFE notes	—	209,291
Decrease in fair value of warrants	5,185	37,330
Realized loss on disposal of asset	(168)	(17)
Interest income	522	2
Interest expense	(5,262)	(14,229)
SEC settlement	—	(7,000)
Litigation settlement, net	(4,500)	—
Other income (expense)	54	(4,960)
Total other income	(4,169)	220,417
(Loss) income before income taxes	(95,444)	120,656
Income tax provision	—	2
Net (loss) income	$(95,444)	$120,654
Net (loss) income per share, basic	$(1.17)	$1.85
Net (loss) income per share, fully diluted	$(1.17)	$1.70
Weighted average shares outstanding, basic	81,546,648	65,177,873
Weighted average shares outstanding, fully diluted	81,546,648	70,918,777
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Preferred stock		FF Preferred stock		Common stock – Class A		Common stock – Class B		Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	144,875,941	$—	20,000,000	$—	18,398,005	$—	70,000,000	$—	—	$—	$39,866	$(329,338)	$(289,472)
Retroactive application of recapitalization	(144,875,941)	—	(20,000,000)	—	(18,398,005)	—	(70,000,000)	—	62,510,690	1	—	—	—
Balance, December 31, 2020, as adjusted	—	$—	—	$—	—	$—	—	$—	62,510,690	$1	$39,866	$(329,338)	$(289,472)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,510,467	—	336	—	336
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	433,188	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	18,382	—	18,382
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	—	—	—	—	—	—	(35,185)	—	(151)	—	(151)
Stock repurchase	—	—	—	—	—	—	—	—	(25,601,730)	—	(40,000)	—	(40,000)
Warrant conversion upon exercise	—	—	—	—	—	—	—	—	638,125	—	6,999	—	6,999
Shares issued upon conversion of SAFE Notes	—	—	—	—	—	—	—	—	12,403,469	—	136,001	—	136,001
Issuance of common stock and warrants, in connection with PIPE	—	—	—	—	—	—	—	—	11,000,000	—	75,114	—	75,114
Issuance of common stock and warrants, net of transaction costs, upon merger	—	—	—	—	—	—	—	—	18,352,757	—	104,022	—	104,022
Net income	—	—	—	—	—	—	—	—	—	—	—	120,654	120,654
Balance, December 31, 2021	—	$—	—	$—	—	$—	—	$—	81,211,781	$1	$340,570	$(208,683)	$131,888
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	2,184,961	—	574	—	574
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	787,033	—	—	—	—
Issuance of common stock upon purchase of ESPP	—	—	—	—	—	—	—	—	165,393	—	271	—	271
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	—	—	—	—	—	—	(186,161)	—	(331)	—	(331)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,649	—	11,649
Stock repurchase valuation adjustment	—	—	—	—	—	—	—	—	—	—	(10,000)	—	(10,000)
Shares issued upon exercise of warrant	—	—	—	—	—	—	—	—	278,146	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(95,444)	(95,444)
Balance, December 31, 2022	—	$—	—	$—	—	$—	—	$—	84,441,153	$1	$342,733	$(304,127)	$38,607
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(95,444)	$120,654
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,090	1,092
Amortization of debt discount and issuance costs	2,690	11,729
Amortization of right-of-use asset	1,163	1,285
Decrease in fair value of warrants	(5,185)	(37,330)
Decrease in fair value of SAFE notes	—	(209,291)
Impairment of prepaid launch costs	—	9,450
Litigation settlement, net	4,500	—
Loss on disposal of fixed and intangible assets	168	17
Stock-based compensation expense	11,580	18,452
Changes in operating assets and liabilities:
Prepaids and other current assets	(2,206)	(14,373)
Other non-current assets	(147)	(325)
Accounts payable	373	1,562
Accrued expenses	(1,540)	7,042
Accrued interest	131	—
Other current liabilities	(5,020)	4,810
Contract liabilities	1,126	(1,071)
Lease liability	(1,189)	(426)
Other non-current liabilities	23	11
Net cash used in operating activities	(87,887)	(86,712)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(583)	(2,972)
Proceeds from sale of property, machinery and equipment	34	—
Purchases of intangible assets	(184)	(118)
Net cash used in investing activities	(733)	(3,090)

Cash flows from financing activities:
Proceeds from issuance of SAFE notes	—	30,853
Proceeds from issuance of loan payable	—	25,000
Proceeds from exercise of stock options	574	336
Proceeds from employee stock purchase plan	271	—
Repurchase of Section 16 Officer shares for tax coverage exchange	(331)	(151)
Payment of loan payable	(9,697)	(1,500)
Payment of debt issuance costs	—	(144)
Payment of warrant issuance costs	—	(31)
Payment of deferred offering costs	(331)	—
Payment for repurchase of common shares	—	(40,000)
Proceeds from issuance of common shares in PIPE	—	110,000
Payments of issuances costs related to PIPE	—	(4,416)
Proceeds from issuance of common stock upon Business Combination	—	128,167
Payments for issuance costs related to Business Combination	—	(21,285)
Net cash (used in) provided by financing activities	(9,514)	226,829

(Decrease) Increase in cash, cash equivalents and restricted cash	(98,134)	137,027
Cash, cash equivalents and restricted cash, beginning of period	160,547	23,520
Cash, cash equivalents and restricted cash, end of period	$62,413	$160,547

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock related to conversion of SAFE notes	$—	$136,001
Issuance of common stock related to exercise of warrant liabilities	$—	$6,999
Reclassification of deferred offering costs	$—	$2,610
Assumption of merger warrants liability	$—	$31,225
Operating lease right-of-use assets in exchange for lease obligations	$—	$8,501
Stock repurchase liability fair value	$10,000	$—

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$1
Cash paid for interest	$2,440	$2,500
The accompanying notes are an integral part of these consolidated financial statements

Tables of Contents
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
On May 25, 2022, the Company launched Vigoride 3 to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride 3, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between Vigoride 3 in low-earth orbit and a ground station on Earth, Momentus discovered that Vigoride 3 had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. The Company quickly worked to address the anomalies, identify root causes and pursue solutions to be implemented in advance of future missions.
The Company determined that Vigoride 3’s deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not operate as intended once in orbit. This resulted in low power and communications issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appeared to have worked as intended and were able to provide some power to the spacecraft. The Company and the producer of the solar arrays identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites. While Momentus initially established two-way communications with Vigoride 3, it was unable to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022, the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13, 2022. Momentus continued to apply for 30-day extensions for its STA prior to expiration, which the FCC has granted in each case, through October 20, 2022.
While Momentus was unable to re-establish two-way communication with Vigoride 3, it continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, Vigoride 3 was equipped with a mechanism designed to autonomously deploy customer satellites in the event of a sustained loss of communications with ground stations.
During the third quarter of 2022, the Vigoride spacecraft deployed five additional customer satellites including two on July 17, 2022, two on July 29, 2022, and one at the end of August 2022. In total, Momentus deployed a total of eight customer satellites in low-earth orbit during its inaugural mission, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system. The Company was unable and remains unable to confirm the deployment of the last two customer satellites that Vigoride 3 was carrying. The Company incorporated improvements identified during its inaugural mission in advance of its first follow-on mission and other planned follow-on missions.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On January 3, 2023, the Company launched Vigoride 5 to low-earth orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and Vigoride 5 is in good health as it undergoes a deliberate commissioning process in preparation for on-orbit operations. On Vigoride’s first orbital pass, Momentus confirmed that both solar arrays were deployed, and the vehicle was generating power and charging its batteries. As of the date of this Annual Report on Form 10-K, the vehicle’s power and temperatures continue to be within the nominal expected ranges. While Vigoride 5 is carrying two customer payloads, the primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons learned on future Vigoride vehicles and missions.
The Company anticipates flying two additional missions with Vigoride during 2023. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
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
The Business Combination was accounted for as a reverse recapitalization under ASC 805, Business Combinations, ("ASC 805") in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, SRAC, who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Momentus is treated as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of a capital transaction in which Legacy Momentus issued stock for the net assets of SRAC, with no goodwill or other intangible assets recorded, and Legacy Momentus’ financial statements became those of the Company. Reported shares and earnings per share available to holders of the Company’s Common Stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. See Note 3 for more information.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Reclassifications
During the third quarter of 2022, the Company reclassified certain cloud computing implementation costs from intangible assets to prepaid and other current assets, and other non-current assets to properly present the capitalized costs with their related subscription fees. In accordance with ASC 350, Intangibles, the Company presents capitalized implementation costs for cloud computing arrangements within the same line item that the prepayment of these fees would be presented. The reclassification was determined to be immaterial and will be accounted for prospectively.
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
Certain other reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. None of the reclassifications have changed the total assets, liabilities, stockholders’ equity (deficit), income, expenses or net losses previously reported.
Principles of Consolidation
The consolidated financial statements include the financial statements of all the subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based compensation, Simple Agreement for Future Equity (“SAFE”) notes, warrant liabilities and repurchase liabilities.
COVID-19 Pandemic
As a result of the COVID-19 pandemic, the U.S. government and various states implemented quarantine requirements and travel restrictions. The extent of the impact of COVID-19 on the Company’s consolidated financial statements will depend on future developments, including the duration of the outbreak, resurgences and emergence of variants, all of which are highly uncertain and cannot be predicted. The potential impact of COVID-19 on the Company’s operations is inherently difficult to predict and could adversely impact the Company’s business, financial condition or results of operations.
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
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions for two purposes. $0.3 million is restricted as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, and is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond one year from December 31, 2022. The remaining $1.0 million is restricted for expenditures related to the National Security Agreement (“NSA”). See Note 14.
Deferred Fulfillment and Prepaid Launch Costs
We prepay for certain launch costs to third-party providers that will carry the transport vehicle to orbit. Prepaid costs allocated to the delivery of a customers’ payload are classified as deferred fulfillment costs and recognized as cost of revenue upon delivery of the customers’ payload. Prepaid costs allocated to our payload are classified as prepaid launch costs and are amortized to research and development expense upon the release of our payload. The allocation is determined based on the distribution between customer and our payload weight on each launch.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
As of December 31, 2022, and December 31, 2021, the Company had $7.4 million and $3.0 million, respectively, of deferred fulfillment and prepaid launch costs recorded within prepaids and other current assets and other non-current assets in the accompanying consolidated balance sheets. On May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments would be non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the year ended December 31, 2021. There was an unrelated impairment of $0.8 million in the year ended December 31, 2021.
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
On May 25, 2022, the Company launched Vigoride 3 to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride 3, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between Vigoride 3 in low-earth orbit and a ground station on Earth, Momentus discovered that Vigoride 3 had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. The Company quickly worked to address the anomalies, identify root causes and pursue solutions to be implemented in advance of future missions.
The Company determined that Vigoride 3’s deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not operate as intended once in orbit. This resulted in low power and communications issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appeared to have worked as intended and were able to provide some power to the spacecraft. The Company and the producer of the solar arrays identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites. While Momentus initially established two-way communications with Vigoride 3, it was unable to continue such two-way communication given the spacecraft's low-power state. Momentus has been using an unplanned frequency to work through the anomalies and applied for a 30-day Special Temporary Authority (“STA”) from the FCC to properly comply with the FCC’s radio frequency transmission requirements. On June 9, 2022, the Company received approval of a 30-day STA from the FCC as requested, which the FCC extended for an additional 30 days on July 13, 2022. Momentus continued to apply for 30-day extensions for its STA prior to expiration, which the FCC has granted in each case, through October 20, 2022.
While Momentus was unable to re-establish two-way communication with Vigoride 3, it continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, Vigoride 3 was equipped with a mechanism designed to autonomously deploy customer satellites in the event of a sustained loss of communications with ground stations.
During the third quarter of 2022, the Vigoride spacecraft deployed five additional customer satellites including two on July 17, 2022, two on July 29, 2022, and one at the end of August 2022. In total, Momentus deployed a total of eight customer satellites in low-earth orbit during its inaugural mission, comprising seven satellites from Vigoride 3

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
and one satellite from the third-party deployer system. The Company was unable and remains unable to confirm the deployment of the last two customer satellites that Vigoride 3 was carrying. The Company incorporated improvements identified during its inaugural mission in advance of its first follow-on mission and other planned follow-on missions.
On January 3, 2023, the Company launched Vigoride 5 to low-earth orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and Vigoride 5 is in good health as it undergoes a deliberate commissioning process in preparation for on-orbit operations. On Vigoride’s first orbital pass, Momentus confirmed that both solar arrays were deployed, and the vehicle was generating power and charging its batteries. As of the date of this Annual Report on Form 10-K, the vehicle’s power and temperatures continue to be within the nominal expected ranges. While Vigoride 5 is carrying two customer payloads, the primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons learned on future Vigoride vehicles and missions.
The Company anticipates flying two additional missions with Vigoride during 2023. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
In connection with the launch of Vigoride 3 and the third-party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight; $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs as of the end of the second quarter 2022, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third-party deployer, intended as a demonstration of the Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs. The Company did not allocate any Vigoride vehicle development expense to cost of revenue as the vehicle has not yet met the criteria for capitalization. Refer to Research and Development Costs below.
During the third quarter of 2022, the Company resolved the variable consideration uncertainties that had caused it to defer revenue and cost of revenue from its inaugural launch. As a result, the Company amortized the deferred $14 thousand to cost of revenue.
Property, Machinery and Equipment, net
Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of fixed assets by asset category are described below:

Fixed Assets	Estimated Useful Life
Computer equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term (one year to seven years)
Machinery and equipment	Seven years
Costs of maintenance or repairs that do not extend the lives of the respective assets are charged to expenses as incurred.
Intangible Assets, net
Intangible assets consist of patents (in accordance with ASU 2018-15) and are reported at cost less accumulated amortization and accumulated impairment loss, if any. Amortization is recognized on a straight-line basis over 10 years for patents, which is the estimated useful lives of the intangible assets.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Deferred Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to fundraising activities. During the year ended December 31, 2021, deferred offering costs were attributable to the Business Combination and upon completion of the Business Combination, all deferred offering costs were netted with the proceeds, with costs relating to the issuance of equity recorded as a reduction of additional paid in capital, while all costs related to the liability classified warrants were charged to expense. See Note 3 for more information. During the year ended December 31, 2022, deferred offering costs were attributable to the Company’s S-3 Universal Shelf registration and the at-the-market offering program. These costs will be netted with the proceeds proportional to the at-the-market program fundraising and any future fundraising under that S-3 registration. Refer to Note 11.
Loss Contingencies
We estimate loss contingencies in accordance with ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 14.
Revenue Recognition
The Company enters into short-term contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. The Company recognizes revenue (along with any other fees that have been paid) at a point in time, upon satisfaction of the Company’s performance obligation. For transportation services, the performance obligation is satisfied when the customer is delivered to their designated orbit.
The Company accounts for customer contracts in accordance with ASC 606, Revenue from Contracts with Customers, which includes the following five-step model:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. As a result of the Company’s inability to complete any launches in 2021 (refer to Note 4 for additional information), the Company issued customer refunds of $1.4 million during the year ended December 31, 2021 to maintain goodwill in those customer relationships.
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of December 31, 2022, and December 31, 2021, the Company had customer deposit balances of $2.7 million and $1.6 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as current and non-current contract liabilities in the Company’s consolidated balance sheets. Included in the collected amount as of December 31, 2022 and December 31, 2021 are $1.0 million and $1.6 million, respectively, of non-current deposits.
In connection with the May 25, 2022 flight of the Vigoride spacecraft and the third-party deployer from a partner company, the Company completed one of the intended performance obligations, resulting in $50 thousand of recognized revenue, which was previously recorded in contract liabilities. The remaining customer payloads were

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
negatively impacted by the Vigoride anomalies and as a result did not receive the anticipated level of service. As a result, the Company offered concessions to those customers, the value of which was unresolved at the end of the second quarter of 2022. Due to this uncertainty, the Company recorded the related customer deposits of $133 thousand as deferred revenues within current contract liabilities at that time.
During the third quarter of 2022, the Company recognized $129 thousand of revenue. $28 thousand was due to forfeited customer deposits from cancelled customer contracts. The Company also resolved the uncertainties that had caused it to defer revenue from its inaugural launch. As a result, the Company recognized revenue of $101 thousand, and continued to defer $33 thousand now allocated to future services as a result of the variable consideration.
During the three months ended December 31, 2022, the Company recognized $120 thousand of revenue, due to forfeited customer deposits primarily related to expired options.
For the year ended December 31, 2021, the Company recognized revenue related to customer cancelled contracts of $330 thousand, which were previously recorded as contract liabilities. The Company also recorded $(135) thousand as a reduction of cost of revenue which represents the reversal of a contingency recorded during the prior year for loss contracts, partially offset by costs incurred related to one of the cancelled contracts. During the year ended December 31, 2021, in conjunction with the isolated refunds described above, the Company signed amendments with those customers considered in the contingency, such that the services will no longer be free of charge.
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the years ended December 31, 2022 and 2021.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
conversion of the Legacy Momentus private warrants immediately prior to the business combination, the key valuation input was the closing price of Company’s Common Stock on the Closing Date, as the expected term and volatility were immaterial to the pricing model.
The Company’s performance awards under the equity incentive plans are recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The performance awards are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. See Note 12.
The Company’s stock repurchase agreements with the Co-Founders are recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The stock repurchase agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. See Note 11. There were no transfers between levels of input during the years ended December 31, 2022 and 2021.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Level	Fair value as of December 31, 2021	Change in Fair Value	Fair value as of December 31, 2022
Warrant Liability	3	$5,749	$(5,185)	$564
Share Repurchase Liability	3	—	10,000	10,000
Liability-Classified Performance Awards	3	70	(70)	—
Total		$5,819	$4,745	$10,564
Key assumptions for the Black-Scholes model used to determine the fair value of warrants outstanding as of December 31, 2022 were as follows:

Warrant term (years)	3.61
Volatility	76.00%
Risk-free rate	4.11%
Dividend yield	0.00%
Warrant Liability
The Company’s private warrants and stock purchase warrants are recorded as derivative liabilities pursuant to ASC 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model to calculate fair value. See Note 11. Significant unobservable inputs, prior to the Company’s stock being publicly listed, included stock price, volatility and expected term. At the end of each reporting period, changes in fair value during the period are recognized as components of other income within the consolidated statements of operations. The Company will continue to adjust the warrant liabilities for changes in fair value until the earlier of (i) the exercise or expiration of the warrants or (ii) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital within the consolidated statements of stockholders’ equity (deficit).
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
Public and Private Warrants
Prior to the Business Combination, SRAC issued 11,272,500 private placement warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Warrants as liabilities on the consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date.
In addition, the Public Warrants are accounted for as equity classified by the Company. On consummation of the Business Combination, the Company recorded equity related to the Public Warrants of $20.2 million, with an offsetting entry to additional paid-in capital. Similarly, on the consummation of the Business Combination, the Company recorded a liability related to the Private Warrants of $31.2 million, with an offsetting entry to additional paid-in capital.
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815, Derivatives and Hedging (“ASC 815”) at the initial recognition.
Other than the Public and Private Warrants noted above, the company also had other warrants issued and outstanding which were recognized as derivative liabilities in accordance with ASC 815 until they were fully exercised. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the Black- Scholes model and were subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s consolidated statements of operations. Derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 11.
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
Basic and Diluted (Loss) Income Per Share
Net (loss) income per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net (loss) income per share is computed by dividing losses by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares and SAFE notes if their effect is anti-dilutive. See Note 13.
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the years ended December 31, 2022 and 2021, there were immaterial impairments of long-lived assets. See Note 5 and Note 6.
Stock-based Compensation
The Company has a stock incentive plan under which equity awards are granted to employees, directors, and consultants. All stock-based payments are recognized in the consolidated financial statements based on their respective grant date fair values.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Restricted stock unit fair value is based on our closing stock price on the day of the grant. Stock option fair value is determined using the Black Scholes Merton Option Pricing model. The model requires management to make a number of assumptions, including expected volatility of the Company’s stock, expected life of the option, risk-free interest rate, and expected dividends. Employee Stock Purchase Plan (“ESPP”) compensation fair value is also determined using the Black Scholes Merton Option Pricing model, using a six-month expected term to conform with the six month ESPP offering period.
The fair value of equity awards is expensed over the related service period which is typically the vesting period, and expense is only recognized for awards that are expected to vest. The Company accounts for forfeitures as they occur.
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan for the years ended December 31, 2022 and 2021.
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

Tables of Contents
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
The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the “more likely than not” threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.
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
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022. There was no impact to the Company's consolidated financial statements on the date of adoption.
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

Tables of Contents
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
Note 4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Prepaid launch costs, current	$3,000	$—
Prepaid research and development	2,841	4,869
Prepaid insurance and other assets	4,332	4,562
Total	$10,173	$9,431
As of December 31, 2022 and December 31, 2021, the non-current portion of prepaid launch costs recorded in other non-current assets was $4.4 million and $3.0 million, respectively.
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
As a result of the FAA application denial, on May 21, 2021, the Company received notification from one of its launch service providers that it was terminating two launch service agreements for flights scheduled during calendar year 2021 and that they considered the Company to be in default of prior payments totaling $8.7 million. The Company believed the prepayments were non-recoverable as this was the third time the payload was rescheduled. As a result of the notification from one of its launch service providers, the Company recorded an impairment charge of $8.7 million of prepaid launch costs during the year ended December 31, 2022. There was an unrelated impairment of $0.8 million for the year ended December 31, 2021.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Prepaids and Other Current Assets (cont.)
determination followed a license from the Federal Communications Commission (the “FCC”) received on April 28, 2022, and updates to existing licenses from the National Oceanic and Atmospheric Administration (the “NOAA”).
All future missions remain subject to the receipt of licenses and government approvals, and successful completion of current efforts to get the system ready for flight. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part II, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
In connection with the launch of Vigoride 3 and the third-party deployer in May 2022, the Company amortized $1.2 million of prepaid launch costs. These costs were allocated proportionally based on payload weight; $12 thousand allocated to completed customer payload performance obligations was amortized to cost of revenue, $14 thousand allocated to customer payload subject to unresolved variable consideration was deferred within current deferred fulfillment costs as of the end of the second quarter 2022, $0.6 million allocated to the Vigoride vehicle was amortized to research and development costs, and $0.6 million allocated to the third-party deployer, intended as a demonstration of the Company’s business model, was amortized to selling, general and administrative costs. As a result of the launch, the Company realized $1.8 million of benefit from the recovery of previously impaired prepaid launch costs. The Company did not allocate any Vigoride vehicle development expense to cost of revenue as the vehicle has not yet met the criteria for capitalization. Refer to Research and Development Costs in Note 2.
During the third quarter of 2022, the Company resolved the variable consideration uncertainties that had caused it to defer revenue and cost of revenue from its inaugural launch. As a result, the Company amortized the deferred $14 thousand to cost of revenue.
Note 5. Property, Machinery and Equipment, net
Property, machinery and equipment, net consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Computer equipment	$10	$178
Furniture and fixtures	—	206
Leasehold improvements	2,281	2,693
Machinery and equipment	3,411	3,332
Construction in-progress	106	247
Property, machinery and equipment, gross	5,808	6,656
Less: accumulated depreciation	(1,792)	(1,827)
Property, machinery and equipment, net	$4,016	$4,829
Depreciation expense related to property, machinery and equipment was $1.0 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. Depreciation expense is recorded withing operating expenses.
Note 6. Intangible Assets, net
Intangible assets, net consisted of the following as of December 31, 2022:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$461	$(124)	$337	7.0
Total	$461	$(124)	$337
Intangible assets, net consisted of the following as of December 31, 2021:

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Intangible Assets, net (cont.)

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$404	$(91)	$313	7.5
Capitalized software implementation costs	43	(7)	36	2.6
Total	$447	$(98)	$349
Amortization expense related to intangible assets was $107 thousand and $50 thousand for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
2023	$50
2024	50
2025	50
2026	50
2027	50
Thereafter	87
Total	337
Note 7. Leases
The Company leases office space under non-cancellable operating leases. In January 2021, the Company commenced a lease in San Jose, California. The lease expires in February 2028. The Company is obligated to pay approximately $11 million over the term of the lease. Prior to December 31, 2021, the Company modified two minor leases to extend access until April 2022 to aid the full transition to the San Jose facility. The Company had one additional minor lease that expired in November 2022.
The components of operating lease expense were as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Operating lease cost	$1,609	$1,742
Variable lease expense	611	590
Short-term lease expense	38	19
Total lease expense	$2,258	$2,351
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of December 31, 2022, the weighted-average remaining lease term was 5.2 years and the weighted-average discount rate was 5.6%.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Leases (cont.)
As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2023	$1,533
2024	1,580
2025	1,627
2026	1,674
2027	1,729
Thereafter	297
Total lease payments	8,440
Less: Imputed interest	(1,156)
Present value of lease liabilities	$7,284
Note 8. Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Legal and other professional services	$3,128	$4,121
Compensation expense	3,584	3,862
Research and development projects	981	1,240
Other current expense	333	399
Payroll tax expense	—	163
Total	$8,026	$9,785
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
Prior to conversion, the Company determined that the SAFE notes were not a legal form of debt (i.e., no creditors’ rights). The SAFE notes included a provision allowing for cash redemption upon the occurrence of a change of control, the occurrence of which was outside the control of the Company. The provision required the SAFE notes be classified as marked-to-market liabilities pursuant to ASC 480. The income reported from the decrease in the estimated fair value of the SAFE notes was $209.3 million for the year ended December 31, 2021. These amounts are included in other income.
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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was $2.7 million and $11.7 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company’s total loan payable consisted of gross Term Loan payable of $15.3 million and accrued interest of $0.1 million, offset by unamortized debt discount and issuance costs of $1.4 million. The Term Loan principal has future scheduled maturities of $13.0 million and $2.3 million for 2023 and 2024, respectively.
Promissory Notes
On June 29, 2021, the Company and SRAC amended the Merger Agreement which, among other things, provided for the issuance by the Company of two second lien notes (the “Promissory Notes”). The Promissory Notes, in the amount of $1.5 million each, were held by the Company’s outside counsel and SRAC, and were for certain legal fees and expenses incurred by SRAC and the Company in relation to the Business Combination. As a result of the Business Combination, the amount due to SRAC became an intercompany transaction which was eliminated from the combined entity’s consolidated balance sheets. During the year ended December 31, 2021, the Company signed an agreement with its outside counsel and made a payment which settled the Promissory Notes as well as all outstanding payables. The agreement resulted in a reduction of $2.6 million in the amount due for expenses incurred during the year, which was recorded as a reduction to legal expenses, included within SG&A within the accompanying consolidated statement of operations.
Note 11. Stockholders’ Equity (Deficit)
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
Note 11. Stockholders’ Equity (Deficit) (cont.)

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
As a result of the Business Combination, which generated $247.3 million of gross proceeds (as described in Note 3), the Company paid the Co-Founders $40.0 million in addition to the initial consideration paid of $3. The Company recorded the consideration paid as a reduction of Common Stock and additional paid in capital. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and were not to be released to the divested investors until after completion of audit by a third-party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. Following the third-party audit of the investors’ NSA compliance, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022 in accordance with the NSA.
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders in accordance with the terms of the stock repurchase agreements. As a subsequent event, on February 27, 2023 the Company raised $10.0 million through the sale of securities, which triggered the liability under the stock repurchase agreements. Refer to Note 16.
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, as well as the Company’s fundraising efforts under the at-the-market offering program describe below, resulting in an estimated liability of $10.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital within the consolidated statements of stockholders’ equity (deficit), as of December 31, 2022.
Stock Purchase Warrants
In February 2021, the Company entered into the Term Loan. In conjunction with the Term Loan, warrants up to 1% of the fully diluted capitalization (including allowance for conversion of all outstanding convertible notes, SAFE notes and such warrants) of the Company were granted to the lender exercisable at the lender’s option. 80% of the 1% of the warrants were earned by the lender upon execution of the agreement. The remaining 20% of the warrants were forfeited on June 30, 2021. The warrant’s original estimated fair value of $15.6 million was recorded as a derivative liability under ASC 815 with the offset recorded as a debt discount. The Company recorded the decrease in the estimated fair value of the warrant of $10.7 million for year ended December 31, 2021, within other income in

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stockholders’ Equity (Deficit) (cont.)
the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination. The loan remains outstanding as of December 31, 2022.
In March 2020, the Company entered into an equipment financing agreement to fund the acquisition of specific and eligible equipment (the “Equipment Loan”). In conjunction with the Equipment Loan, the Company issued stock purchase warrants to the lender, which allowed for the purchase of 191,108 shares of Common Stock in a subsequent round of financing. These warrants were also accounted for as a derivative liability and the decrease in the estimated fair value of the warrant of $1.1 million for the year ended December 31, 2021, was recorded within other income in the accompanying consolidated income statements. The warrants were exercised by the lender immediately prior to the Business Combination.
Public and Private Warrants
As of December 31, 2022, the Company had public and private warrants outstanding to purchase 8,625,000 and 11,272,500 of Common Stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $11.50 per share, subject to adjustment, at any time commencing on August 12, 2021. The public and private warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
Additionally, the Company had private warrants outstanding to purchase 308,569 shares of Common Stock, with an exercise price of $0.20 per share, unrelated to the Business Combination, which were exercised on a net basis for 278,146 shares during the year ended December 31, 2022.
The private warrants assumed in connection with the Business Combination are accounted for as a derivative liability and the decrease in estimated fair value of the warrants of $(5.2) million for the year ended December 31, 2022, and $(25.5) million for the year ended December 31, 2021 was recorded within other income. The public warrants and the legacy outstanding private warrants were recorded as equity within consolidated statements of stockholders’ equity (deficit).
As a subsequent event, on February 27, 2023 the Company raised $10.0 million through the sale of securities, including 9,396,000 shares of Common Stock, 2,170,043 prefunded warrants and 11,566,043 warrants with strike price of $1.15, . Refer to Note 16.
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
The Sponsor Earnout Shares are recorded within equity. Due to the contingently forfeitable nature of the shares, the Sponsor Earnout Shares are excluded from basic EPS calculations but are considered potentially dilutive shares for the purposes of diluted EPS (refer to “Income (Loss) Per Share” below).
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
During the year ended December 31, 2022 there were no sales under the ATM Sales Agreement.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock-based Compensation
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
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 5,982,922 shares of Common Stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board. During the year ended December 31, 2022, the shares available for grant under the 2021 Plan increased by 2,436,353 and 363,528 due to the evergreen provision and forfeitures from both the Initial Plan and the 2018 Plan, respectively. As of December 31, 2022, there were 1,947,448 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 1,595,445 shares of Common Stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Common Stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 1,595,445 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the year ended December 31, 2022, the shares available for issuance under the 2021 ESPP Plan increased by 406,059 due to the evergreen provision. During the year ended December 31, 2022, 165,393 shares were issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $41 thousand as of December 31, 2022, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period. As of December 31, 2022, there were 1,836,111 shares remaining available for issuance.
2022 Inducement Equity Plan
In February 2022, the Company adopted the 2022 Inducement Equity Plan (the “2022 Plan”), under which 4,000,000 shares of Common Stock were initially reserved for issuance. The 2022 Plan allows for the issuance of NSOs, RSAs, SARs, RSUs, and stock bonus awards, subject to certain eligibility requirements. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four-year period. As of December 31, 2022, only RSU grants have been made under the 2022 Plan and there were 1,083,552 shares remaining available for grant. Grant activity under the 2022 Plan is described below.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Stock-based Compensation (cont.)
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the year ended December 31, 2022:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,040,360	$0.27
Granted	1,064,862	2.54
Vested exercised	(2,184,961)	0.26
Forfeitures	(363,528)	0.28
Outstanding as of December 31, 2022	2,556,733	$1.21	7.9	$763
Exercisable as of December 31, 2022	1,371,124	$0.71	7.1	$571
Vested and expected to vest as of December 31, 2022	2,556,733	$1.21	7.9	$763
As of December 31, 2022, there was a total of $1.4 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.7 years.
The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021, was $5.1 million and $18.0 million, respectively.
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
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the year ended December 31, 2022. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. share price)
Outstanding as of December 31, 2021	2,812,110	$10.87
Granted	7,701,516	2.45
Vested	(799,890)	9.59
Forfeited	(1,932,819)	5.43
Outstanding as of December 31, 2022	7,780,917	$3.99
As of December 31, 2022, there was a total of $25.5 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.5 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $6.1 million.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Stock-based Compensation (cont.)
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development expenses	$2,134	$2,341
Selling, general and administrative expenses	9,446	16,111
Total	$11,580	$18,452
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Year Ended December 31,
(in thousands)	2022	2021
Options	$538	$11,271
RSUs & RSAs	10,995	7,091
ESPP	117	20
Performance Awards	(70)	70
Total	$11,580	$18,452
Performance Awards
Performance awards under the 2021 Plan are accounted for as liability-classified awards, as the obligations are typically a fixed monetary amount which is settled on a future date in a variable number of shares of the Company’s Common Stock. The variable number of potentially settled shares is not limited. Performance awards are measured at their fair value based on management’s estimates of potential outcomes of the performance. Outstanding performance awards correspond to zero shares if they were settled on December 31, 2022.
Non-employee Stock-based Compensation
During the year ended December 31, 2022, the Company granted 135,000 shares to a non-employee consultant in exchange for public relations services. The shares were not issued under the equity incentive plans described above. Under the agreement, the shares are contingently forfeitable in the event of early termination. The shares had a grant date fair value of $112 thousand, which will be recorded as stock-based compensation over the six-month term of the agreement.
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
On January 25, 2021, in connection with the resignation of the Company’s former Chief Executive Officer (“CEO”), Mikhail Kokorich, the Company modified his outstanding awards, which resulted in the vesting of options for 261,070 shares. The modified option awards have exercise prices ranging from $0.04 to $0.28 per share, an expected term of one year, a risk-free interest rate of 0.10%, an expected volatility of 78% and no expected dividends. This

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Stock-based Compensation (cont.)
Type III modification resulted in remeasured fair values ranging from $20.67 to $20.91 per share. The incremental compensation related to the accelerated options totaled $5.4 million.
Note 13. Diluted Earnings Per Share
Net (Loss) Income Per Share
The following table sets forth the computation of diluted net (loss) income per share:

Diluted Net (Loss) Income Per Share	Year Ended December 31,
(in thousands, except share-based data)	2022	2021
Numerator:
Net (loss) income	$(95,444)	$120,654
Net (loss) income allocated to common stockholders for diluted net (loss) income per share	$(95,444)	$120,654
Denominator:
Denominator for basic net (loss) income per share - weighted average shares outstanding	81,546,648	65,177,873
Dilutive options and unvested stock units outstanding	—	5,438,952
Dilutive warrants outstanding	—	301,952
Denominator for diluted net (loss) income per share - adjusted weighted average shares outstanding	81,546,648	70,918,777

Net (loss) income per share - basic	$(1.17)	$1.85
Net (loss) income per share - diluted	$(1.17)	$1.70
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
As the Company incurred a net loss for the year ended December 31, 2022, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Year Ended December 31,
	2022	2021
Options and unvested stock units outstanding	6,355,796	3,029,991
Warrant outstanding	19,957,428	19,897,500
Contingent Sponsor Earnout Shares	1,437,500	—
Total	27,750,724	22,927,491
Note 14. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of December 31, 2022, the Company’s future unconditional purchase obligations are as follows:

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Commitments and Contingencies (cont.)

(in thousands)
2023	15,368
2024	600
Thereafter	—
Total	$15,968
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
On February 10, 2023, the lead plaintiff in the Securities Class Actions and the Company reached an agreement in principle to settle the Securities Class Actions. Under the terms of the agreement in principle, the lead plaintiff, on behalf of a class of all persons that purchased or otherwise acquired Company stock between October 7, 2020 and July 13, 2021, inclusive, would release the Company from all claims asserted or that could have been asserted in the Securities Class Actions and dismiss such claims with prejudice, in exchange for payment of $8.5 million by the Company (at least $4.0 million of which is expected to be funded by insurance proceeds). The agreement in principle remains subject to the satisfaction of various conditions, including negotiation and execution of a memorandum of understanding, final stipulation of settlement, notice to the proposed class, and approval by the United States District Court for the Central District of California. If these conditions are satisfied, the proposed

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Commitments and Contingencies (cont.)
settlement will resolve all claims in the Securities Class Actions against the Company (except as to any shareholders that may elect to opt-out of the class). The Company and the other defendants have denied and continue to deny each and all of the claims alleged in the Securities Class Actions, and the proposed settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. In the event that the Company is unable to execute a final stipulation of settlement and obtain Court approval, the Company will continue to vigorously defend against the claims asserted in the Securities Class Actions.
As a result of the agreement in principle to settle the Securities Class Action, the Company recorded a litigation settlement contingency of $8.5 million. The Company additionally recorded an insurance receivable of $4.0 million for the insurance proceeds expected from its insurers related to the settlement. The net amount is included in other expense in the consolidated statement of operations.
SEC Settlement and CFIUS Review
On January 24, 2021, the Company received a subpoena from the Division of Enforcement of the SEC ("Division of Enforcement") requesting documents regarding the Registration Statement on Form S-4 and Amendment No. 1 thereto (the "Registration Statement") filed by SRAC in connection with the Business Combination. The Company entered into a settlement with the SEC on July 8, 2021. As a result of the settlement, in accordance with ASC 450, Contingencies, (“ASC 450”) the Company paid a fine of $2 million and recorded a liability of $5 million within other current liabilities, due one year from the settlement date. The Company paid the remaining $5 million liability on July 8, 2022.
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
As a result of the Business Combination, which generated $247.3 million of gross proceeds (as described in Note 3), the Company paid the Co-Founders $40.0 million in addition to the initial consideration paid of $3. The Company recorded the consideration paid as a reduction of common stock and additional paid in capital. Pursuant to the NSA, a portion of those divestment proceeds were placed in escrow accounts, and may not be released to the divested investors until after completion of audit by a third-party auditor of the investors compliance with the NSA and the lapse of a 15 day period without an objection from the CFIUS Monitoring Agencies. Following the third-party audit of the investors’ NSA compliance, all of the escrowed divestment proceeds were released to the Co-Founders as of March 1, 2022 in accordance with the NSA.
If the Company were to undertake a business combination or capital raising transaction or series of transactions (whether in the form of debt or equity) resulting in cash proceeds of approximately $2.7 million or more, the Company would need to pay an aggregate of $10.0 million to the Co-Founders in accordance with the terms of the stock repurchase agreements (see Note 11). As a subsequent event, on February 27, 2023 the Company raised aggregate gross proceeds of $10.0 million through the sale of securities, which triggered the liability under the stock repurchase agreements. Refer to Note 16.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Commitments and Contingencies (cont.)
The Company evaluated and periodically re-evaluates this potential consideration as a liability under ASC 480 utilizing a probability-weighted approach. Certain factors which would enable successful fundraising were considered, including progress toward compliance with the NSA, research and development progress, and agreements with launch providers, as well as the Company’s fundraising efforts under the at-the-market offering program describe above, resulting in an estimated liability of $10.0 million expected to be paid to the Co-Founders with a corresponding offset to additional paid in capital within the consolidated statements of stockholders’ equity (deficit), as of December 31, 2022.
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
The Company incurred legal expenses related to these matters of approximately $1.7 million during the year ended December 31, 2022, and $7.5 million during the year ended December 31, 2021, and expects to continue to incur legal expenses in the future.
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
On January 25, 2023, a shareholder derivative action was filed by Melissa Hanna, on behalf of Momentus, Inc., in the US District Court for the Northern District of California, Case No. 5:23-cv-00374, against Momentus (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood (the “Derivative Action II”). The Derivative Action alleges the same core allegations as stated in the Securities Class Actions, and also claims that Momentus ignored and/or refused a prior demand made by Ms. Hanna on Momentus’s Board of Directors. Momentus disputes the allegations in the complaint and intends to vigorously defend the litigation.
SAFE Note Litigation

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Commitments and Contingencies (cont.)
On July 20, 2022, The Larian Living Trust ("TLLT") filed an action against Momentus in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4 million in Momentus. TLLT alleges that a "liquidity event" occurred when Momentus closed the Business Combination, such that it was entitled to the greater of its $4 million investment or its “Conversion Amount” of Momentus shares, which was a total of 724,995 shares of Momentus stock. TLLT further alleges that Momentus refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its attorney's fees and costs. On September 22, 2022, Momentus filed its motion to dismiss the complaint in this matter. On November 16, 2022, TLLT filed an amended complaint in lieu of responding to the motion to dismiss. Momentus filed its motion to dismiss the amended complaint on December 2, 2022. On January 24, 2023, TLLT filed its response to the motion to dismiss. On February 17, 2023, Momentus filed its reply in support of the motion to dismiss. Hearing on the motion to dismiss will take place on March 16, 2023. Momentus disputes the allegations in the complaint and intends to vigorously defend the litigation.
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
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against Momentus in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from Momentus. On October 14, 2022, Momentus filed its motion to dismiss this action. On November 14, 2022 Kokorich filed an amended complaint, after which Momentus’ motion to dismiss survived only as to its Rule 12(b)(1) argument. On the same day, Kokorich filed his opposition to Momentus’ motion to dismiss under Rule 12(b)(1). On December 2, 2022, Momentus filed its reply in support of this motion to dismiss complaint. Also on December 2, 2022, Momentus filed its motion to dismiss the amended complaint. On January 5, 2023, Kokorich filed his response to the motion to dismiss. On January 26, 2023, Momentus filed its reply in support of the motion to dismiss. A hearing on the motion to dismiss was held on February 2, 2023, and the Court of Chancery has taken the matter under advisement, with an order on Momentus’s motion to dismiss expected in the coming weeks. Momentus disputes the allegations in the complaint and intends to vigorously defend the litigation.
Delaware Class Action
On November 10, 2022, purported stockholders filed a putative class action complaint against Brian Kabot, James Hofmockel, Ann Kono, Marc Lehmann, James Norris, Juan Manuel Quiroga, SRC-NI Holdings, LLC, Edward K. Freedman, Mikhail Kokorich, Dawn Harms, Fred Kennedy, and John C. Rood in the Court of Chancery of the State of Delaware, in a case captioned Shirley, et al. v. Kabot et al., 2022-1023-PAF. The complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock on or before August 9, 2021. The putative class action does not name Momentus as a defendant. Regardless, the SPAC directors and officers, together

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Commitments and Contingencies (cont.)
with current and former directors and officers of Momentus, have demanded indemnification and advancement from Momentus, under the terms of the merger agreement and the exhibits thereto, the Delaware corporate code, the Company’s bylaws, and their individual indemnification agreements. Momentus may be liable for the fees and costs incurred by the SPAC defendants, and has an obligation to advance such fees during the pendency of the litigation. On December 5, 2022, a motion of interested party James Burk to stay proceedings was filed by the plaintiff in the Shareholder Section 220 Litigation (discussed above). On January 25, 2023, the putative stockholders filed their opposition to the motion of interested party James Burk to stay proceedings. On February 3, 2023, interested party James Burk filed his reply in support of the motion to stay proceedings. On February 9, 2023, the court denied the motion of interested party James Burk to stay proceedings. Momentus disputes the allegations in the complaint and intends to vigorously defend against any such litigation.
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
Note 15. Income Taxes
The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.
The following table presents the components of pre-tax income (loss) for the years ended:

(in thousands)	2022	2021
US	$(95,444)	$120,656
Total	$(95,444)	$120,656
The following are the components of the provision for income taxes for the years ended:

	2022	2021
Current
State	$—	$2
Total Provision	$—	$2

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Income Taxes (cont.)
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended:

(in thousands)	2022		2021
Tax provision (benefit) at U.S. statutory rate	(20,042)	21.0%	25,338	21.0%
State income taxes, net of federal benefit	11,113	(11.6)%	(8,446)	(7.0)%
Non-deductible expenses	(60)	0.1%	3,426	2.8%
Change in value of equity instruments	(1,089)	1.1%	(51,790)	(42.9)%
Deferred adjustments	(143)	0.2%	171	0.1%
Research and development credits	(1,085)	1.1%	(1,333)	(1.1)%
Uncertain tax positions	276	(0.3)%	336	0.3%
Change in valuation allowance	11,030	(11.6)%	32,300	26.8%
	—	—%	2	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Capitalized research and development credits	17,922	16,473
Start-up and Organization Costs	16,965	15,311
Net operating loss carryforwards	16,562	10,350
Research and development credits	4,595	3,758
Stock-based compensation	3,072	1,457
Operating lease obligations	1,534	2,381
Accrued expenses and reserves	$1,710	$1,070
Property and equipment	173	586
Intangibles	22	26
Other	1	—
Warrants	—	893
Total deferred tax assets before valuation allowance	62,556	52,305
Valuation allowance	(61,200)	(50,168)
Total deferred tax assets	$1,356	$2,137
Deferred Tax Liabilities:
Operating lease right-of-use assets	$(1,356)	$(2,137)
Total deferred tax liabilities	$(1,356)	$(2,137)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of a history of taxable losses and uncertainties as to future profitability, the Company recorded a full valuation allowance against its deferred tax assets. The valuation allowance for the year ended December 31, 2022 was $61.2 million.
As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of $78.7 million and $6.5 million, respectively. As of December 31, 2021, the Company had federal and state NOL carryforwards of $38.9 million and $30.9 million, respectively. While the federal NOLs can be carried forward indefinitely, California NOLs begin to expire in the year ending December 31, 2038. As of December 31, 2022, the Company had federal and California research and development credit carryforwards of $3.4 million and $3.4 million, respectively. As of December 31, 2021, the Company had federal and California research and development

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Income Taxes (cont.)
credit carryforwards of $2.9 million and $2.7 million, respectively. The federal research and development credit will begin to expire in the year ending December 31, 2038, and the California research and development credit has no expiration.
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

(in thousands)	Gross unrecognized tax benefits
Balance as of December 31, 2021	$1,253
Increases related to prior tax positions	(163)
Increases related to current tax positions	442
Balance as of December 31, 2022	$1,532
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company has not recorded any interest or penalties related to unrecognized tax benefits through December 31, 2022.
In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statue of limitations that apply in each jurisdiction. The tax return years 2017 through 2021 remain open to examination. The Company is not currently under audit by the taxing jurisdictions to which the Company is subject.
The Company performed IRC Section 382 study for year-ended December 31, 2021. In its study, the Company identified two changes to the ownership, resulting the limitation of the net operating loses. The first change of ownership occurred on November 1, 2018 and the second change of ownership occurred on June 8, 2021. In it's study of section 382, the Company identified that there were limitations to NOLs, however, none of the NOLs will expire utilized. An IRC Section 382 refresh study for year-ended December 31, 2022 is not performed.
The Company does not anticipate any material change in its unrecognized tax benefits in the next twelve months.
For the first five months of the year, the company was in start-up phase and had no revenue recognized as of May 31, 2022. Under section 195(b), all the expenses other than R&D, taxes and interest income/expense must be capitalized and amortized from the date the Company starts active trade or business. As of May 31, 2022, section 195(b) costs accumulated an ending gross DTA of $84.3 million. The Company began active trade or business as of June 01, 2022 and amortized section 195(b) costs for the remaining of the year. The Company has section 195(b) gross deferred tax asset of $80.6 million as of December 31, 2022.
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842” or “ASC 842”) on January 1, 2020, recognizing all leases, including operating leases, with a term of over twelve months on the balance sheets and disclosing key information about leasing transactions. At the end of December 31, 2022, total deferred tax asset and deferred tax liability outstanding leases is $1.5 million and $(1.4) million respectively.
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
August 12, 2021, the Company completed the Business Combination described in Note 3. The transaction is treated as tax-free merger under IRC Section 368.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
Note 16. Subsequent Events
Securities Class Action Settlement
On February 10, 2023, the Company and the lead plaintiff reached an agreement in principle to settle the Securities Class Action. Under the terms of the agreement in principle, the lead plaintiff, on behalf of a class of all persons that purchased or otherwise acquired Company stock between October 7, 2020 and July 13, 2021, inclusive, would release the Company from all claims asserted or that could have been asserted in the Securities Class Actions and dismiss such claims with prejudice, in exchange for payment of $8.5 million by the Company (at least $4.0 million of which is expected to be funded by insurance proceeds).
Registered Direct Securities Sale
On February 23, 2023 the Company entered into an agreement to sell 9,396,000 shares of Common Stock, 2,170,043 prefunded warrants and 11,566,043 warrants with strike price of $1.15, in exchange for aggregate gross proceeds of $10.0 million. The offering closed on February 27, 2023.
As a result of the proceeds from the sale, the Company triggered its liability of $10.0 million under the stock repurchase agreements with the Co-Founders. See Note 14.
Delaware Court of Chancery Petition
On February 17, 2023 the Company filed a petition in the Delaware Court of Chancery, seeking an order validating and declaring effective the Second Amended and Restated Certificate of Incorporation of the Company, which, among other things, increased the total number of authorized shares of Class A common stock from 100,000,000 to 250,000,000. The petition hearing is scheduled for March 14, 2023.

Tables of Contents
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
The Company’s internal control over financial reporting is a process designed by, or under the supervision of, that company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Our Corporate Governance Guidelines, the charters for our Audit, Compensation, Disclosure, and Nominating and Corporate Governance Committees and our Code of Conduct covering all employees, including our principal executive officer and principal financial officers, are available on our website, investors.momentus.space, under the "Governance – Governance Overview" caption. A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Momentus Inc., 3901 N. First Street, San Jose, California, 95134. We intend to disclose any amendments to or waivers of the Code of Conduct on behalf of our principal financial officer, principal financial officer and persons performing similar functions on our website, at investors.momentus.space, promptly following the date of any such amendment or waiver
The information required by this item will be set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in the definitive Proxy Statement for our Annual Meeting of Stockholders in 2023 (the "2023 Proxy Statement") and is incorporated by reference herein.
ITEM 11. Executive Compensation
The information required by this item will be set forth under the captions “Executive Compensation,” and "Corporate Governance” in the 2023 Proxy Statement and is incorporated by reference herein.

Tables of Contents
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in the 2023 Proxy Statement and is incorporated by reference herein.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in the 2023 Proxy Statement and is incorporated by reference herein.
ITEM 14. Principal Accountant Fees and Services
The information required by this item will be set forth under the caption “Independent Public Accountants” in the 2023 Proxy Statement and is incorporated by reference herein.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
1.1
Sales Agreement, dated September 28, 2022, by and between Momentus Inc. and Stifel, Nicolaus & Company, Incorporated. (incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed on September 28, 2022).

1.2
Placement Agency Agreement, dated as of February 23, 2023, by and between the Company and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2023).

2.1*
Agreement and Plan of Merger, dated as of October 7, 2020, by and among Stable Road Acquisition Corp., Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2020).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated March 5, 2021, by and among Stable Road Acquisition Corp., Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on March 8, 2021).

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

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
4.1
Warrant Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and SRAC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2023).
4.4	Form of Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2023).
4.5	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 9, 2022).
10.1
Amended and Restated Registration Rights Agreement, dated as of August 12, 2021, by and among the Company, Sponsor, and certain other parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

Tables of Contents

Exhibit Number	Description of Exhibit
10.2	Form of Insider Letter (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
10.3#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.4#†	Momentus 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.5#†	Form of option award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.6#†	Form of RSU award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.7#†	Momentus 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.8#†	Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on March 14, 2022).
10.9#	Form of option award agreement under 2022 Inducement Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2022).
10.10#	Form of RSU award agreement under 2022 Inducement Equity Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2022).
10.11#†
Amended and restated offer letter by and between Momentus Inc. and Dawn Harms effective July 30, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.12#†
Offer Letter by and between Momentus Inc. and Jikun Kim dated September 6, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-259281) filed on September 3, 2021.

10.13#†	Employment Agreement of John C. Rood dated August 1, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.14	National Security Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on July 16, 2021)).
10.15
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

10.16#†	Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.17	SEC Order in Administrative Proceeding 3-20393 (incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on July 21, 2021).
10.18#†
Momentus Inc. Amended and Restated 2018 Stock Plan and forms of award agreement thereunder (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 4 to Registration Statement on Form S-4 filed on July 21, 2021).

10.19#†
Space Apprentices Enterprise Inc. 2018 Stock Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 4 to Registration Statement on Form S-4 filed on July 21, 2021).

10.20#†
Employment Agreement, by and between Momentus Inc. and Paul Ney, dated September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2021).

10.21†	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2023).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
23.1**	Consent of Armanino LLP, independent registered public accounting firm.
24.1	Power of Attorney (filed as part of the signature page)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Tables of Contents

Exhibit Number	Description of Exhibit
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
__________
#    Management contract or compensatory plan or arrangement
*     Filed herewith
**     Furnished herewith
†Certain of the exhibits and schedules to this Exhibit List have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
ITEM 16. Form 10-K Summary
Not applicable.

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MOMENTUS INC.
Date: March 7, 2023	By:	/s/ John C. Rood
	Name:	John C. Rood
	Title:	Chief Executive Officer

Date: March 7, 2023	By:	/s/ Dennis Mahoney
	Name:	Dennis Mahoney
	Title:	Interim Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Rood and Dennis Mahoney as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Rood	Chief Executive Officer and Director	March 7, 2023
John C. Rood	(Principal Executive Officer)
/s/ Dennis Mahoney	Interim Chief Financial Officer	March 7, 2023
Dennis Mahoney	(Principal Financial and Accounting Officer)
/s/ Brian Kabot	Director	March 7, 2023
Brian Kabot
/s/ Chris Hadfield	Director	March 7, 2023
Chris Hadfield
/s/ Kimberly A. Reed	Director	March 7, 2023
Kimberly A. Reed
/s/ Linda J. Reiners	Director	March 7, 2023
Linda J. Reiners
/s/ Mitchel B. Kugler	Director	March 7, 2023
Mitchel B. Kugler
/s/ Vic Mercado	Director	March 7, 2023
Vic Mercado