Form 10-Q
period 2023-03-31
Momentus Inc.
filed 2023-05-12
CIK 1781162

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 95,040,317 shares of common stock as of May 8, 2023.

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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to raise additional capital to finance its longer-term business plan, the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellite transport services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the Company’s ability to comply with the terms of its National Security Agreement (the “NSA”) and any related compliance measures instituted by the director who was approved by the Committee on Foreign Investment in the United States (“CFIUS”) Monitoring Agencies (the “Security Director”); the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and

Tables of Contents
uncertainties described under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A. in our Annual Report on Form 10-K filed with the SEC on March 8, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 8, 2023, may not be exhaustive.
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

Tables of Contents

ITEM 1. Financial Statements

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,630	$61,094
Restricted cash, current	879	1,007
Insurance receivable	4,000	4,000
Prepaids and other current assets	9,524	10,173
Total current assets	53,033	76,274
Property, machinery and equipment, net	3,844	4,016
Intangible assets, net	340	337
Operating right-of-use asset	6,174	6,441
Deferred offering costs	418	331
Restricted cash, non-current	363	312
Other non-current assets	4,670	4,712
Total assets	$68,842	$92,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,092	$2,239
Accrued expenses	6,496	8,026
Loan payable, current	11,290	11,627
Contract liabilities, current	2,136	1,654
Operating lease liability, current	1,181	1,153
Stock repurchase liability	—	10,000
Litigation settlement contingency	8,500	8,500
Other current liabilities	36	27
Total current liabilities	31,731	43,226
Contract liabilities, non-current	1,026	1,026
Loan Payable, non-current	171	2,404
Warrant liability	676	564
Operating lease liability, non-current	5,821	6,131
Other non-current liabilities	471	465
Total non-current liabilities	8,165	10,590
Total liabilities	39,896	53,816
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value; 250,000,000 shares authorized and 94,984,332 issued and outstanding as of March 31, 2023; 250,000,000 shares authorized and 84,441,153 issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	353,897	342,733
Accumulated deficit	(324,952)	(304,127)
Total stockholders’ equity	28,946	38,607
Total liabilities and stockholders’ equity	$68,842	$92,423
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Service revenue	$22	$—
Gross profit	22	—
Operating expenses:
Research and development expenses	10,119	9,971
Selling, general and administrative expenses	10,270	14,853
Total operating expenses	20,389	24,824
Loss from operations	(20,367)	(24,824)

Other income (expense):
Change in fair value of warrant liability	(112)	(451)
Realized loss on disposal of asset	—	(70)
Interest income	555	—
Interest expense	(920)	(1,492)
Litigation settlement, net	—	3
Other income	19	—
Total other expense	(458)	(2,010)
Net loss	$(20,825)	$(26,834)
Net loss per share, basic	$(0.24)	$(0.34)
Net loss per share, fully diluted	$(0.24)	$(0.34)
Weighted average shares outstanding, basic	87,559,611	79,958,383
Weighted average shares outstanding, fully diluted	87,559,611	79,958,383
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2022	84,441,153	$1	$342,733	$(304,127)	$38,607
Issuance of common stock upon exercise of stock options	370,287	—	92	—	92
Issuance of common stock upon vesting of RSUs	766,791	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(124,899)	—	(60)	—	(60)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,720	—	1,720
Issuance of common stock and related warrants in registered offering, net of issuance costs	9,396,000	—	9,300	—	9,300
Issuance of common stock to non-employees	135,000	—	112	—	112
Net loss	—	—	—	(20,825)	(20,825)
Balance, March 31, 2023	94,984,332	$1	$353,897	$(324,952)	$28,946

	Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	81,211,781	$1	$340,570	$(208,683)	$131,888
Issuance of common stock upon exercise of stock options	170,751	—	48	—	48
Issuance of common stock upon vesting of RSUs	113,710	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(18,673)	—	(59)	—	(59)
Stock-based compensation - stock options and RSAs	—	—	2,212	—	2,212
Share repurchase	—	—	(6,000)	—	(6,000)
Shares issued upon exercise of warrant	278,146	—	—	—	—
Net loss	—	—	—	(26,834)	(26,834)
Balance, March 31, 2022	81,755,715	$1	$336,771	$(235,517)	$101,255
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,825)	$(26,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229	294
Amortization of debt discount and issuance costs	492	742
Amortization of right-of-use asset	267	322
Change in fair value of warrant liability	112	451
Loss on disposal of property, machinery, equipment and intangible assets	—	70
Stock-based compensation expense	1,720	2,212
Non-cash consulting expense	57	—
Changes in operating assets and liabilities:
Prepaids and other current assets	704	1,447
Other non-current assets	41	(2,685)
Accounts payable	(211)	1,387
Accrued expenses	(1,538)	(273)
Accrued interest	39	13
Other current liabilities	12	14
Contract liabilities	481	100
Lease liability	(282)	(328)
Other non-current liabilities	6	6
Net cash used in operating activities	(18,696)	(23,062)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(43)	(290)
Purchases of intangible assets	(9)	(231)
Net cash used in investing activities	(52)	(521)

Cash flows from financing activities:
Proceeds from exercise of stock options	92	48
Repurchase of Section 16 Officer shares for tax coverage exchange	(60)	(59)
Principal payments on loan payable	(3,102)	(927)
Payment of deferred offering costs	(23)	—
Payment for repurchase of common shares	(10,000)	—
Proceeds from issuance of common stock and related warrants	10,000	—
Payments for issuance costs related to common stock and related warrants	(700)	—
Net cash used in financing activities	(3,793)	(938)

Decrease in cash, cash equivalents and restricted cash	(22,541)	(24,521)
Cash, cash equivalents and restricted cash, beginning of period	62,413	160,547
Cash, cash equivalents and restricted cash, end of period	$39,872	$136,026

Supplemental disclosure of non-cash investing and financing activities
Purchases of intangibles assets in accounts payable and accrued expenses at period end	$7	$—
Deferred offering costs in accounts payable and accrued expenses at period end	$64	$—
Stock repurchase liability fair value	$—	$6,000

Supplemental disclosure of cash flow information
Cash paid for interest	$389	$750
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
On May 25, 2022, the Company launched its Vigoride 3 Orbital Service Vehicle (OSV) to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride 3, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. Momentus deployed a total of eight customer satellites in low-earth orbit during its inaugural mission, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system. The Company incorporated improvements identified during its inaugural mission in advance of its first follow-on mission and other planned follow-on missions.
On January 3, 2023, the Company launched its Vigoride 5 OSV to low-earth orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and the Vigoride 5 OSV is maneuvering under its own power in low-earth orbit. While Vigoride 5 is carrying two customer payloads, the primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons learned on future Vigoride vehicles and missions.
As part of the Vigoride 5 mission, we successfully completed the initial tests on-orbit of the pioneering Microwave Electrothermal Thruster (MET) that relies on solar power and uses distilled water as a propellant. The MET is the Vigoride OSV’s primary propulsion method that produces thrust by expelling extremely hot gases through a rocket nozzle. Unlike a conventional chemical rocket engine, which creates thrust through a chemical reaction, the MET is designed to create a plasma and thrust using solar power to drive a microwave energy source that heats the water propellant. Momentus has two patents in support of this proprietary propulsion technology.

The recent MET testing done on-orbit included dozens of firings of the thruster that imparted forces on the Vigoride 5 spacecraft. These forces can change the orbital velocity of the spacecraft, allowing the orbit to be adjusted, changing parameters such as altitude and orbital inclination. This capability allows Momentus to deliver its customers’ payloads to custom orbits. Momentus has used the MET to change the spacecraft altitude during the current Vigoride 5 mission.

The Vigoride OSV’s Attitude Control and Reaction Control Systems also use water as a propellant and were recently tested and fully commissioned. With its water-based propulsion systems, Momentus aims to offer cost-effective, efficient, safe, and environmentally friendly propulsion to meet the demands for in-space transportation and infrastructure services.
On April 15, 2023, the Company launched its Vigoride 6 OSV to low-earth orbit aboard the SpaceX Transporter-7 mission. Momentus established contact with its Vigoride 6 vehicle and confirmed that both solar arrays deployed, and the vehicle continues generating power and charging its batteries. Vigoride-6 is providing orbital delivery services for six customer payloads, including a higher delta-v delivery of two satellites to custom orbits for the NASA LLITED mission. Momentus plans to use its MET to change the orbital inclination of the Vigoride 6 OSV to support these deliveries.
The Vigoride 6 mission is also hosting a Momentus technology demonstration of a new kind of solar array. The Tape Spring Solar Array (TASSA) technology features large sheets of flexible solar cells bonded to tape springs. To stow, they are tightly coiled around a mandrel. After launch, motors unroll the mandrel, deploying the solar array. Momentus aims to drive down vehicle production costs and streamline on-orbit operations, while reducing the cost of power for the satellite, with this technology once operational.
Momentus has entered a new phase by operating two spacecraft in orbit concurrently as the Company continues to grow its capabilities. The Company anticipates flying one additional mission with its Vigoride OSV during 2023. All future missions remain subject to the receipt of licenses and government approvals, and the successful

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in the future missions will be ready on time, or that they will operate as intended.
Business Combination
On August 12, 2021, the Company consummated a merger pursuant to certain Agreement and Plan of Merger, dated October 7, 2020, and as amended on March 5, 2021, April 6, 2021, and June 29, 2021 (the “Merger Agreement”), by and among Stable Road Acquisition Corp (“SRAC”), Project Marvel First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of SRAC (“First Merger Sub”), and Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of SRAC (“Second Merger Sub”), pursuant to which First Merger Sub merged with and into Momentus Inc., a Delaware corporation (“Legacy Momentus”) with Legacy Momentus as the surviving corporation of the First Merger Sub, and immediately following which Legacy Momentus merged with and into the Second Merger Sub, with the Second Merger Sub as the surviving entity (the “Business Combination”). In connection with the closing of the Business Combination (“Closing”), the Company changed its name from Stable Road Acquisition Corp. to Momentus Inc., and Legacy Momentus changed its name to Momentus Space, LLC.
The Business Combination was accounted for as a reverse recapitalization under ASC 805, Business Combinations, with SRAC and its two wholly owned subsidiaries. The Company received gross proceeds of $247.3 million upon the closing of the Business Combination. Public and private warrants of SRAC were assumed by the Company as a result of the Business Combination. See Note 9 for additional information.
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally. The Company incurred a net loss of $20.8 million for the three months ended March 31, 2023 and had an accumulated deficit of $325.0 million as of March 31, 2023. Additionally, the Company used net cash of $18.7 million to fund its operating activities for the three months ended March 31, 2023, and had cash and cash equivalents of $38.6 million as of March 31, 2023.
At each reporting period, the Company’s management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements are issued. The evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances.
In connection with the preparation of the condensed consolidated financial statements for the quarterly period ended March 31, 2023, management conducted such an evaluation and concluded there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. However, through management’s evaluation of our strategic business plan, management identified conditions and events that it believes mitigate and alleviate the substantial doubt about the Company’s ability to continue as a going concern.
Going forward, management expects to continue driving bookings and revenue growth, implement a plan management has developed to further reduce our operating expenses, and resolve certain outstanding legal matters. However, there can be no assurance that the Company will be able to achieve these plans, or that these plans will be successful in permitting the Company to continue as a going concern while the Company pursues additional capital to finance its operations.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations and the realization of assets and the settlement of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (the “FASB”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. The accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2023 and December 31, 2022, the results of operations for the three months ended March 31, 2023 and 2022, the statement of stockholders’ equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2022 and 2021, filed with the SEC in our Annual Report on Form 10-K filed by the Company on March 8, 2023.
Reclassifications
Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. None of the reclassifications have changed the total assets, liabilities, stockholders’ equity, income, expenses or net losses previously reported.
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of all the subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the condensed consolidated financial statements include, but are not limited to, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, leases, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based compensation, warrant liabilities and repurchase liabilities.
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
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions for two purposes. $0.4 million is restricted as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, and is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond one year from March 31, 2023. The remaining $0.9 million is restricted for expenditures related to the NSA. See Note 12 for additional information.
Deferred Fulfillment and Prepaid Launch Costs
The Company prepays for certain launch costs to third-party providers that will carry the transport vehicle to orbit. Prepaid costs allocated to the delivery of a customers’ payload are classified as deferred fulfillment costs and recognized as cost of revenue upon delivery of the customers’ payload. Prepaid costs allocated to our payload are classified as prepaid launch costs and are amortized to research and development expense upon the release of our payload. The allocation is determined based on the distribution between customer and our payload weight on each launch.
As of March 31, 2023, and December 31, 2022, the Company had $6.9 million and $7.4 million, respectively, of deferred fulfillment and prepaid launch costs recorded within prepaids and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.
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
Intangible Assets, net
Intangible assets consist of patents and are reported at cost less accumulated amortization and accumulated impairment loss, if any. Amortization is recognized on a straight-line basis over 10 years for patents, which is the estimated useful lives of the intangible assets.
In accordance with ASC 350, Intangibles, the Company presents capitalized implementation costs for cloud computing arrangements within prepaid and other current assets, and other non-current assets to properly present the capitalized costs with their related subscription fees

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Deferred Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to fundraising activities. During the year ended December 31, 2022, and the three months ended March 31, 2023, deferred offering costs were attributable to the Company’s S-3 Universal Shelf registration (the “Form S-3”) and the at-the-market offering program and Securities Purchase Agreement. These costs will be netted with the proceeds proportional to the at-the-market program fundraising and any future fundraising under the "Form S-3". Refer to Note 9 for additional information.
Loss Contingencies
The Company estimates loss contingencies in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the condensed consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the condensed consolidated financial statements and (ii) the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 12 for additional information.
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
The Company accounts for customer contracts in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which includes the following five-step model:
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
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of March 31, 2023, and December 31, 2022, the Company had customer deposit balances of $3.2 million and $2.7 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as current and non-current contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of March 31, 2023 and December 31, 2022 are $1.0 million and $1.0 million, respectively, of non-current deposits.
During the three months ended March 31, 2023, the Company recognized $22,000 of revenue, due to forfeited customer deposits primarily related to expired options. No revenue was recognized during the three months ended March 31, 2022.

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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three months ended March 31, 2023 and 2022.
The Company’s warrants are recorded as a derivative liability pursuant to ASC 815, Derivatives and Hedging (“ASC 815”), and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model. The primary significant unobservable input used in the valuation of the warrants is expected stock price volatility. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The expected term was based on the maturity of the warrants, which is 5 years. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. Upon conversion of the Legacy Momentus private warrants immediately prior to the business combination, the key valuation input was the closing price of Company’s Common Stock on the Closing Date, as the expected term and volatility were immaterial to the pricing model.
The Company’s performance awards under the equity incentive plans are recorded as contingent liabilities pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), measured at fair value. The performance awards are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. See Note 10 for additional information.
The Company’s stock repurchase agreements with the Co-Founders (see Note 12 for additional information) are recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The stock repurchase agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. The Company paid $10.0 million to satisfy the stock repurchase agreement contingent liabilities during the three months ended March 31, 2023 (see Note 9 for additional information). There were no transfers between levels of input during the three months ended March 31, 2023 and 2022.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Level	Fair value as of December 31, 2022	Payment of Stock Repurchase Liability	Change in Fair Value	Fair value as of March 31, 2023
Warrant Liability	3	$564	$—	$112	$676
Stock Repurchase Liability	3	10,000	(10,000)	—	—
Total		$10,564	$(10,000)	$112	$676

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Key assumptions for the Black-Scholes model used to determine the fair value of warrants outstanding as of March 31, 2023 were as follows:

Warrant term (years)	3.37
Volatility	93.00%
Risk-free rate	3.74%
Dividend yield	0.00%
Warrant Liability
The Company’s private warrants and stock purchase warrants are recorded as derivative liabilities pursuant to ASC 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model to calculate fair value. See Note 9 for additional information. Significant unobservable inputs, prior to the Company’s stock being publicly listed, included stock price, volatility and expected term. At the end of each reporting period, changes in fair value during the period are recognized as components of other income within the condensed consolidated statements of operations. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of (i) the exercise or expiration of the warrants or (ii) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital within the condensed consolidated statements of stockholders’ equity.
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
Public and Private Warrants
Prior to the Business Combination, SRAC issued 11,272,500 private placement warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants” and, together with the “Private Warrants”, “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date.
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
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815, at the initial recognition.
Other than the Public and Private Warrants noted above, the company also had other warrants issued and outstanding which were recognized as derivative liabilities in accordance with ASC 815 until they were fully exercised. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the Black- Scholes model and were subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s condensed consolidated statements of operations. Derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 9 for additional information.
Basic and Diluted Loss Per Share
Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per share is computed by dividing losses by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. See Note 11 for additional information.
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three months ended March 31, 2023 and 2022, there were immaterial impairments of long-lived assets. See Note 4 and Note 5 for additional information.
Stock-based Compensation
The Company has a stock incentive plan under which equity awards are granted to employees, directors, and consultants. All stock-based payments are recognized in the condensed consolidated financial statements based on their respective grant date fair values.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan for the three months ended March 31, 2023 and 2022.
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
Operating leases are included in the accompanying condensed consolidated balance sheets. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease and are included in current and non-current liabilities. Operating lease ROU assets and lease liabilities are recognized at the lease inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term.
The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable lease payments are recognized in the period in which the obligation for those payments is incurred. In addition, the Company elected the practical expedient such that it does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less of all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term. See Note 6 for additional details on the Company’s leases.
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
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid launch costs, current	$2,486	$3,000
Prepaid research and development	2,818	2,841
Prepaid insurance and other assets	4,220	4,332
Total	$9,524	$10,173
As of March 31, 2023 and December 31, 2022, the non-current portion of prepaid launch costs recorded in other non-current assets was $4.4 million and $4.4 million, respectively.
Note 4. Property, Machinery and Equipment, net
Property, machinery and equipment, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Computer equipment	$10	$10
Leasehold improvements	2,281	2,281
Machinery and equipment	3,560	3,411
Construction in-progress	—	106
Property, machinery and equipment, gross	5,851	5,808
Less: accumulated depreciation	(2,007)	(1,792)
Property, machinery and equipment, net	$3,844	$4,016
Depreciation expense related to property, machinery and equipment was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Note 5. Intangible Assets, net
Intangible assets, net consisted of the following as of March 31, 2023:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$477	$(137)	$340	6.7
Total	$477	$(137)	$340
Intangible assets, net consisted of the following as of December 31, 2022:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted average remaining amortization period (in years)
Patents/Intellectual Property	$461	$(124)	$337	7.0
Total	$461	$(124)	$337
Amortization expense related to intangible assets was $0.01 million and $0.04 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2023	$39
2024	51
2025	51
2026	51
2027	51
Thereafter	98
Total	$340
Note 6. Leases
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
The components of operating lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$368	$440
Variable lease expense	122	150
Total lease expense	$490	$590
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2023, the weighted-average remaining lease term was 4.9 years and the weighted-average discount rate was 5.6%.
As of March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2023	$1,150
2024	1,580
2025	1,627
2026	1,674
2027	1,729
Thereafter	297
Total lease payments	8,057
Less: Imputed interest	(1,055)
Present value of lease liabilities	$7,002
Note 7. Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Legal and other professional services	$3,992	$3,128
Compensation expense	1,200	3,584
Research and development projects	1,068	981
Other current expense	236	333
Total	$6,496	$8,026
Note 8. Loan Payable
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
The Company allocated the proceeds from the Term Loan agreement to the note and warrants issued in conjunction with the Term Loan comprising the financing agreement based on the relative fair value of the individual securities on the February 22, 2021 closing date of the agreements. The discount attributable to the note, an aggregate of $15.8 million, primarily related to the value of the warrant liability with immaterial issuance costs, is amortized using the effective interest method over the term of the note, originally maturing on March 1, 2022, but now being repaid over two years, recorded as interest expense. Because the discount on the note exceeds 63% of its initial face value, and because the discount is amortized over the period from issuance to maturity, the calculated effective interest rate up until January 2022 was 126.0%.
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was $0.5 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
As of March 31, 2023, the Company’s total loan payable consisted of gross Term Loan payable of $12.2 million and accrued interest of $0.2 million, offset by unamortized debt discount and issuance costs of $0.9 million. The Term Loan principal has future scheduled maturities of $9.9 million and $2.3 million for 2023 and 2024, respectively.
Note 9. Stockholders' Equity
Common Stock and Preferred Stock
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company is authorized and has available a total of 270,000,000 shares of stock, consisting of (i) 250,000,000 shares of Common Stock, par value $0.00001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”).
February 2023 Securities Purchase Agreement
On February 23, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, pursuant to which the Company issued and sold to the Investor in a registered offering (the “Offering”), (i) an aggregate of 9,396,000 shares of the Company’s Class A common stock at a purchase price of $0.8646 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,170,043 shares of Class A Stock and (iii) warrants to purchase 11,566,043 shares of Class A Stock (the “Class A Warrants”).
The purchase price of each Pre-Funded Warrant was equal to the price per share of Class A Stock being sold in the Offering minus $0.00001. The Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable at any time after the issuance, subject to the availability of authorized but unissued shares of Class A Stock, and will not expire until exercised. The Class A Warrants have an exercise price of $1.15 per share and exercisable beginning on August 27, 2023, subject to the availability of authorized but unissued shares of Class A Stock, and will expire August 27, 2028.
The Company received aggregate gross proceeds from the Offering of approximately $10.0 million, before deducting estimated expenses in connection with the Offering. Both the Pre-Funded Warrants and the Class A Warrants met the requirements for equity classification.
The Company estimated the fair value of the Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00001 exercise price. The Company allocated approximately $1.0 million in proceeds from the Offering to the value of the Pre-Funded Warrants on a relative fair value basis, which was recorded to additional paid in capital.
The Company estimated the fair value of the Class A Warrants using the Black-Scholes valuation model and allocated approximately $4.0 million in proceeds from the Offering to the value of the Class A Warrants on a relative fair value basis, which was recorded to additional paid in capital. The significant inputs into the Black-Scholes valuation model at February 23, 2023 (the initial recognition date) is as follows:

Warrant term (years)	5.51
Volatility	85.00%
Risk-free rate	4.03%
Dividend yield	0.00%
Co-Founder Divestment and Stock Repurchase Agreements
In accordance with the NSA (see Note 12 for additional information) and pursuant to stock repurchase agreements entered into with the Company, the Co-Founders sold 100% of their respective equity interests in the Company on June 30, 2021. The Company paid an aggregate of $40.0 million to the Co-Founders following the Business Combination, and an additional payment of an aggregate of $10.0 million was payable after cumulative business combination or capital raising transactions resulted in cash proceeds to the Company of no less than $250.0 million.
As a result of the Registered Direct Offering on February 27, 2023, the Company raised $10.0 million of gross cash proceeds through the sale of securities which, together with the Business Combination and other capital raising

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
activities, triggered the $10.0 million obligation under the stock repurchase agreements. The Company paid the Co-Founders $10.0 million to pay off the liability during the three months ended March 31, 2023.
Public and Private Warrants
As of March 31, 2023, the Company had public and private warrants outstanding to purchase 8,625,000 shares and 11,272,500 shares of Common Stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $11.50 per share, subject to adjustment, at any time commencing on August 12, 2021. The public and private warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Company also had private warrants outstanding to purchase 308,569 shares of Common Stock, with an exercise price of $0.20 per share, unrelated to the Business Combination, which were exercised on a net basis for 278,146 shares during the three months ended March 31, 2022.
The Company issued 11,566,043 of additional warrants on February 27, 2023, in relation to the Registered Direct Offering. The warrants entitle the registered holder to purchase shares of Common Stock at a price of $1.15 per share.
The private warrants assumed in connection with the Business Combination are accounted for as a derivative liability and the increase in estimated fair value of the warrants of $0.1 million for the three months ended March 31, 2023, and $0.5 million for the three months ended March 31, 2022 was recorded within other income. The public warrants and the legacy outstanding private warrants were recorded as equity within condensed consolidated statements of stockholders’ equity.
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
The Sponsor Earnout Shares are recorded within equity. Due to the contingently forfeitable nature of the shares, the Sponsor Earnout Shares are excluded from basic EPS calculations but are considered potentially dilutive shares for the purposes of diluted EPS (refer to Note 11).
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
During the three months ended March 31, 2023 there were no sales under the ATM Sales Agreement.
Note 10. Stock-based Compensation
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
Note 10. Stock-based Compensation (cont.)
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
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 5,982,922 shares of Common Stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board. During the three months ended March 31, 2023, the shares available for grant under the 2021 Plan increased by 2,533,234 and 125,524 due to the evergreen provision and forfeitures from both the Initial Plan and the 2018 Plan, respectively. As of March 31, 2023, there were 1,609,216 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 1,595,445 shares of Common Stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Common Stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 1,595,445 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the three months ended March 31, 2023, the shares available for issuance under the 2021 ESPP Plan increased by 422,205 due to the evergreen provision. During the three months ended March 31, 2023, there were no issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $0.1 million as of March 31, 2023, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period. As of March 31, 2023, there were 2,258,316 shares remaining available for issuance.
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
On March 22, 2023, the Company adopted the first amendment to the 2022 Plan to increase the number of shares of Common Stock available for issuance under the 2022 Plan from 4,000,000 shares of Common Stock to 7,000,000 shares of Common Stock. All other terms of the 2022 Plan remained the same.
As of March 31, 2023, only RSU grants have been made under the 2022 Plan and there were 1,014,221 shares remaining available for grant. Grant activity under the 2022 Plan is described below.
On May 8, 2023, the Company adopted the second amendment to the 2022 Plan to increase the number of shares of Common Stock available for issuance under the 2022 Plan from 7,000,000 shares of Common Stock to 8,000,000 shares of Common Stock. All other terms of the 2022 Plan remained the same.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the three months ended March 31, 2023:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,556,733	$1.21
Vested exercised	(370,287)	0.25
Forfeitures	(489,871)	1.96
Outstanding as of March 31, 2023	1,696,575	$1.21	6.4	$310
Exercisable as of March 31, 2023	1,134,048	$0.90	5.4	$257
Vested and expected to vest as of March 31, 2023	1,696,575	$1.21	6.2	$310

As of March 31, 2023, there was a total of $0.6 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.5 years.
The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022, was $0.2 million and $0.4 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the three months ended March 31, 2023. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. share price)
Outstanding as of December 31, 2022	7,780,917	$3.99
Granted	7,989,137	0.60
Vested	(766,791)	2.93
Forfeited	(1,433,570)	3.73
Outstanding as of March 31, 2023	13,569,693	$2.08
As of March 31, 2023, there was a total of $23.3 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $7.9 million.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development expenses	$476	$373
Selling, general and administrative expenses	1,244	1,839
Total	$1,720	$2,212

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended March 31,
(in thousands)	2023	2022
Options	$96	$77
RSUs & RSAs	1,601	2,075
ESPP	23	60
Total	$1,720	$2,212
Performance Awards
Performance awards under the 2021 Plan are accounted for as liability-classified awards, as the obligations are typically a fixed monetary amount which is settled on a future date in a variable number of shares of the Company’s Common Stock. The variable number of potentially settled shares is not limited. Performance awards are measured at their fair value based on management’s estimates of potential outcomes of the performance. Outstanding performance awards correspond to zero shares if they were settled on March 31, 2023.
Issuance of Common Stock to Non-employees
During the three months ended March 31, 2023, the Company issued 135,000 shares of the Company’s Common Stock to to a third party consulting firm in exchange for public relations services. The shares were not issued under the equity incentive plans described above. Under the agreement, the shares are contingently forfeitable in the event of early termination by the Company. The shares had an issuance date fair value of $0.1 million, which will be recorded as consulting expense over the six-month term of the agreement. Related consulting expense was $57,230 for the three months ended March 31, 2023.
Note 11. Diluted Earnings Per Share
Net Loss Per Share
Net loss per share is provided in accordance with ASC 260-10, Earnings Per Share. Basic earnings per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. It is computed by dividing undistributed earnings allocated to common stockholders for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding preferred shares, options and unvested stock units, and warrants outstanding pursuant to the treasury stock method.
As the Company incurred a net loss for the three months ended March 31, 2023, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options and unvested stock units outstanding	8,240,191	6,884,261
Warrants outstanding	31,463,543	20,156,621
Contingent Sponsor Earnout Shares	1,437,500	1,437,500
Total	41,141,234	28,478,382
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
and minimum purchases stipulated. As of March 31, 2023, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2023	15,556
2024	600
Total	$16,156
Legal Proceedings
Securities Class Actions
On July 15, 2021, a purported stockholder of SRAC filed a putative class action complaint against SRAC, SRC-NI Holdings, LLC ("Sponsor"), Brian Kabot (SRAC CEO), James Norris (SRAC CFO), Momentus, and the Company's co-founder and former CEO, Mikhail Kokorich, in the United States District Court for the Central District of California, in a case captioned Jensen v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05744 (the "Jensen class action"). The complaint alleges that the defendants omitted certain material information in their public statements and disclosures regarding the Business Combination, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. Subsequent complaints captioned Hall v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05943 and Depoy v. Stable Road Acquisition Corp., et al., No. 2:21-cv-06287 were consolidated in the first filed matter (collectively, referred to as the "Securities Class Actions"). An amended complaint was filed on November 12, 2021. The Company disputes the allegations in the Securities Class Actions.
On February 10, 2023, the lead plaintiff in the Securities Class Actions and the Company reached an agreement in principle to settle the Securities Class Actions. Under the terms of the agreement in principle, the lead plaintiff, on behalf of a class of all persons that purchased or otherwise acquired Company stock between October 7, 2020 and July 13, 2021, inclusive, would release the Company from all claims asserted or that could have been asserted in the Securities Class Actions and dismiss such claims with prejudice, in exchange for payment of $8.5 million by the Company (at least $4.0 million of which is expected to be funded by insurance proceeds). The agreement in principle remains subject to the satisfaction of various conditions, including negotiation and execution of a memorandum of understanding, final stipulation of settlement, notice to the proposed class, and approval by the United States District Court for the Central District of California. If these conditions are satisfied, the proposed settlement will resolve all claims in the Securities Class Actions against the Company (except as to any shareholders that may elect to opt-out of the class). The Company and the other defendants have denied and continue to deny each and all of the claims alleged in the Securities Class Actions, and the proposed settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. In the event that the Company is unable to execute a final stipulation of settlement and obtain Court approval, the Company will continue to vigorously defend against the claims asserted in the Securities Class Actions.
As a result of the agreement in principle to settle the Securities Class Action, the Company recorded a litigation settlement contingency of $8.5 million. The Company additionally recorded an insurance receivable of $4.0 million for the insurance proceeds expected from its insurers related to the settlement. The net amount of $4.5 million is included in other expense in the condensed consolidated statement of operations.
CFIUS Review
In February 2021, the Company and Mikhail Kokorich submitted a joint notice to the CFIUS for review of the historical acquisition of interests in the Company by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense regarding the Company’s foreign ownership and control. On June 8, 2021, the U.S. Departments of Defense and the Treasury, on behalf of CFIUS, Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis) entered into the NSA.
In accordance with the NSA and pursuant to stock repurchase agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “the Co-

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
Founders”) agreed to sell 100% of their respective equity interests in the Company on June 30, 2021. The Company paid an aggregate of $40 million to the Co-Founders following the Business Combination, and an additional payment of an aggregate of $10 million was payable within 10 business days after cumulative business combination or capital raising transactions (whether in the form of debt or equity) resulted in cash proceeds to the Company of no less than $250 million.
On February 27, 2023 the Company raised aggregate gross proceeds of $10.0 million through the sale of securities (see Note 9 for additional information), which together with the Business Combination and other capital raising activities triggered the $10.0 million liability to the Co-Founders in accordance with the terms of the stock repurchase agreements. The amount had previously been recorded as an estimated liability with a corresponding offset to additional paid in capital within the condensed consolidated statements of stockholders’ equity as of December 31, 2022.
The NSA establishes various requirements and restrictions on the Company to protect U.S. national security, certain of which may materially and adversely affect the Company’s operating results due to the cost of compliance, limitations on the Company’s control over certain U.S. facilities, contracts, personnel, vendor selection and operations, and any potential penalties for noncompliance with such requirements and restrictions. The NSA provides for quarterly compliance auditing by an independent auditor. The NSA further provides for liquidated damages up to $1,000,000 per breach of the NSA. If the CFIUS Monitoring Agencies, the U.S. Departments of Defense and Treasury, find noncompliance, the CFIUS Monitoring Agencies could impose penalties, including liquidated damages.
The Company incurred legal expenses related to these matters of approximately $0.1 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively, and expects to continue to incur legal expenses in the future.
Shareholder Section 220 Litigation
On June 16, 2022, Plaintiff and the Company’s shareholder James Burk filed a verified complaint against the Company in the Delaware Court of Chancery, Case. No. 2022-0519, to inspect the books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. Plaintiff seeks production of books and records relating to the management of the Company and its disclosures to potential investors in connection with the Business Combination. The matter is currently stayed pending the Company's production of certain documents to satisfy Plaintiff's requests for inspection. Plaintiff has demanded an order compelling the Company to comply with Plaintiff's production demands and granting Plaintiff an award of attorney's fees in connection with its prosecution of the matter. The Company from time to time responds to books and records requests properly submitted pursuant to applicable Delaware law. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
Shareholder Derivative Litigation
On June 20, 2022, a shareholder derivative action was filed by Brian Lindsey, on behalf of the Company, in the U.S. District Court for the Central District of California, Case No. 2:22-cv-04212, against the Company (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood. This derivative action alleges the same core allegations as stated in the securities class action litigation. Defendants dispute the allegations as stated in this derivative action. On September 27, 2022, Plaintiff filed his Notice of Voluntary Dismissal without Prejudice seeking to dismiss the case. Because Plaintiff’s dismissal of this derivative action was voluntary and without prejudice, this plaintiff and/or other shareholders may seek to re-file the claims asserted in this matter at a later date. The Company intends to vigorously defend any such litigation.
On January 25, 2023, a shareholder derivative action was filed by Melissa Hanna, on behalf of the Company, in the US District Court for the Northern District of California, Case No. 5:23-cv-00374, against the Company (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood (the “Derivative Action II”). The Derivative Action II alleges the same core allegations as stated in the Securities Class Actions, and also claims that the Company ignored and/or refused a prior

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
demand made by Ms. Hanna on the Company’s Board of Directors. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
On April 25, 2023, a shareholder derivative action was filed by Justin Rivlin, purportedly on behalf of the Company, in the United States District Court for the District of California, Case No. 2:23-cv-03120, against the Company (as a nominal defendant), Brian Kabot, James Norris, Marc Lehmann, James Hofmockel, and Ann Kono. The Rivlin derivative action alleges the same core allegations as stated in the Securities Class Actions. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
SAFE Note Litigation
On July 20, 2022, The Larian Living Trust ("TLLT") filed an action against the Company in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4 million in the Company. TLLT alleges that a "liquidity event" occurred when the Company closed the Business Combination, such that it was entitled to the greater of its $4 million investment or its “Conversion Amount” of the Company’s shares, which was a total of 724,995 shares of the Company’s stock. TLLT further alleges that the Company refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its attorney's fees and costs. On March 16, 2023, the Company’s motion to dismiss TLLT’s claims was denied and the parties will move forward with discovery. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
Founder Litigation
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
Both Messrs. Kokorich and Khasis have, through counsel, disagreed with the Company’s position. For example, Mr. Kokorich is named as a defendant in the securities class action pending against the Company and other defendants, although he has not been served nor appeared in those matters. In addition, Mr. Kokorich is the sole defendant in a civil litigation action filed against him by the Securities and Exchange Commission, which remains pending in the US District Court for the District of Columbia, Case No. 1:21-cv-01869. Mr. Kokorich has demanded indemnification and advancement from the Company for his fees and costs incurred in these actions, which claims are disputed by the Company.
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from the Company. Following the Company filing a motion to dismiss this action, on November 14, 2022 Mr. Kokorich filed an amended complaint. Additional motions to dismiss and replies were filed and considered at a hearing on February 2, 2023, with an order on the Company’s motion to dismiss expected in the coming weeks. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
On March 24, 2023, Mr. Khasis filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2023-0361) seeking indemnification and advancement of expenses from the Company. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
Delaware Class Action
On November 10, 2022, purported stockholders filed a putative class action complaint against Brian Kabot, James Hofmockel, Ann Kono, Marc Lehmann, James Norris, Juan Manuel Quiroga, SRC-NI Holdings, LLC, Edward K. Freedman, Mikhail Kokorich, Dawn Harms, Fred Kennedy, and John C. Rood in the Court of Chancery of the State

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
of Delaware, in a case captioned Shirley, et al. v. Kabot et al., 2022-1023-PAF. The complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock on or before August 9, 2021. The putative class action does not name the Company as a defendant. Regardless, the SRAC directors and officers, together with current and former directors and officers of the Company, have demanded indemnification and advancement from the Company, under the terms of the merger agreement and the exhibits thereto, the Delaware corporate code, the Company’s bylaws, and their individual indemnification agreements. The Company may be liable for the fees and costs incurred by the SRAC defendants, and has an obligation to advance such fees during the pendency of the litigation. On December 5, 2022, a motion of interested party James Burk to stay proceedings was filed by the plaintiff in the Shareholder Section 220 Litigation (discussed above). On January 25, 2023, the putative stockholders filed their opposition to the motion of interested party James Burk to stay proceedings. On February 3, 2023, interested party James Burk filed his reply in support of the motion to stay proceedings. On February 9, 2023, the court denied the motion of interested party James Burk to stay proceedings. The Company disputes the allegations in the complaint and intends to vigorously defend against any such litigation.
Putative Class Actions
On March 16, 2023, purported stockholders of the Company filed a putative class action complaint against certain current and former directors and officers of the Company in the Delaware Court of Chancery, in a case captioned Lora v. Kabot, et al., Case No. 2023-0322. The complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Business Combination in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock on or before August 9, 2021. The putative class action does not name the Company as a defendant. Regardless, the current and former directors and officers of the Company named as defendants have demanded indemnification and advancement from the Company under the terms of the Merger Agreement and the exhibits thereto, the Delaware corporate code, the Company’s bylaws, and their individual indemnification agreements. The Company may be liable for the fees and costs incurred by the defendants, and may have an obligation to advance such fees during the pendency of the litigation.
On March 17, 2023, purported stockholders of the Company filed a putative class action complaint against certain current and former directors and officers of the Company in the Delaware Court of Chancery, in a case captioned Burk v. Kabot, et al., Case No. 2023-0334. Like the Lora complaint, the Burk complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Business Combination in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock on or before August 9, 2021. The putative class action does not name the Company as a defendant. Regardless, the current and former directors and officers of the Company named as defendants have demanded indemnification and advancement from the Company under the terms of the Merger Agreement and the exhibits thereto, the Delaware corporate code, the Company’s bylaws, and their individual indemnification agreements. The Company may be liable for the fees and costs incurred by the defendants, and may have an obligation to advance such fees during the pendency of the litigation.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450-20. Legal fees are expensed as incurred.
Note 13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022, respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes and a full valuation allowance for deferred tax assets.

Tables of Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and Annual Report on Form 10-K filed with the SEC on March 8, 2023. This discussion and analysis should also be read together with our financial information for the period ended and as of March 31, 2023. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 8, 2023, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
Momentus offers transportation and infrastructure services to help enable the commercialization of space. Satellite operators are our principal customers and target commercial customers. Momentus is also seeking business in support of U.S. Government missions for Departments and Agencies like NASA and the Department of Defense.
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
Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology. We have signed contracts for approximately $33 million in backlog (potential revenue), as of March 31, 2023. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 19 companies in 13 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
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
On January 3, 2023, the Company launched its Vigoride 5 OSV to low-earth orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and the Vigoride 5 OSV is maneuvering under its own power in low-earth orbit. While Vigoride 5 is carrying two customer payloads, the primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons learned on future Vigoride vehicles and missions.
As part of the Vigoride 5 mission, we successfully completed the initial tests on-orbit of the pioneering Microwave Electrothermal Thruster (MET) that relies on solar power and uses distilled water as a propellant. The MET is the Vigoride OSV’s primary propulsion method that produces thrust by expelling extremely hot gases through a rocket nozzle. Unlike a conventional chemical rocket engine, which creates thrust through a chemical reaction, the MET is designed to create a plasma and thrust using solar power to drive a microwave energy source that heats the water propellant. Momentus has two patents in support of this proprietary propulsion technology.

The recent MET testing done on-orbit included dozens of firings of the thruster that imparted forces on the Vigoride 5 spacecraft. These forces can change the orbital velocity of the spacecraft, allowing the orbit to be adjusted, changing parameters such as altitude and orbital inclination. This capability allows Momentus to deliver its customers’ payloads to custom orbits. Momentus has used the MET to change the spacecraft altitude during the current Vigoride 5 mission.

The Vigoride OSV’s Attitude Control and Reaction Control Systems also use water as a propellant and were recently tested and fully commissioned. With its water-based propulsion systems, Momentus aims to offer cost-effective, efficient, safe, and environmentally friendly propulsion to meet the demands for in-space transportation and infrastructure services.
On April 15, 2023, the Company launched its Vigoride 6 OSV to low-earth orbit aboard the SpaceX Transporter-7 mission. Momentus established contact with its Vigoride 6 vehicle and confirmed that both solar arrays deployed, and the vehicle continues generating power and charging its batteries. Vigoride-6 is providing orbital delivery services for six customer payloads, including a higher delta-v delivery of two satellites to custom orbits for the NASA LLITED mission. Momentus will use its MET to change the orbital inclination of the Vigoride OSV to support these deliveries.
The Vigoride 6 mission is also hosting a Momentus technology demonstration of a new kind of solar array. The Tape Spring Solar Array (TASSA) technology features large sheets of flexible solar cells bonded to tape springs. To stow, they are tightly coiled around a mandrel. After launch, motors unroll the mandrel, deploying the solar array. Momentus aims to drive down vehicle production costs and streamline on-orbit operations, while reducing the cost of power for the satellite, with this technology once operational.
Our ability to execute on our business plan is dependent on the continued development and successful commercialization of the technologies described in this Form 10-Q. We believe our water plasma propulsion technology will be a key differentiator of our product offerings, and preliminary in-space tests are successful, but we have yet to confirm the unit’s ability to generate sufficient thrust for completion of deliveries, and there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all. This Form 10-Q describes Momentus’ current business plans for continuing to develop its technology and marketing and commercializing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles.

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
Satellite Bus. We are offering a modified version of the Vigoride OSV for use as a satellite bus for commercial and government customers. With modification, the Vigoride OSV offers significant capabilities that support the missions of these commercial and government customers.
Factors Affecting Our Performance
We believe that our performance and future success depend to a substantial extent on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below.
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
We have secured space for one additional Vigoride test and demonstration missions on launches that SpaceX plans to conduct in 2023. While securing space on the manifest is an important step, all future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended.
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
Develop our commercial program for in-space transportation. We conducted our inaugural test and demonstration mission with Vigoride in 2022 and began our second and third tests and demonstration missions in January and April 2023, respectively. We plan to conduct one additional test and demonstration mission with Vigoride during 2023. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended.

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
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into custom orbits. Our early missions, particularly those in 2022 and 2023, including our inaugural mission (Vigoride 3) in May 2022, were and are intended to be demonstration missions. The primary goals of our planned demonstration missions are to test Vigoride in orbit and learn from any issues that we encounter. The lessons learned from demonstration missions will help inform changes we can make to our Vigoride vehicle as we seek to ultimately certify a design for production. Depending on the nature of issues we encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our future demonstration missions or on any future mission. Any failures or setbacks, particularly those that we experienced on our inaugural mission (Vigoride 3) and those that we may encounter on other early missions, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.
Customer Demand
We have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. As of March 31, 2023, we had collected approximately $3.2 million in customer deposits related to future launches. There were no refunds paid during the three months ended March 31, 2023 and 2022.
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
We have signed contracts for approximately $33 million in backlog (potential revenue), as of March 31, 2023. These agreements include firm orders as well as options, which allow customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 19 companies in 13 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
Our backlog is subject to meaningful customer concentration risk. As of March 31, 2023, approximately 86% of the total dollar value of our backlog related to three launch services providers and aggregators of launch services capacity, and their affiliates. The top ten customers in our backlog represent approximately 98% of the total dollar value of our backlog.
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
Recent Developments

February 2023 Securities Purchase Agreement
On February 27, 2023, Momentus sold an aggregate of 9,396,000 shares of Common Stock at a purchase price of $0.8646 per share, pre-funded warrants to purchase an aggregate of 2,170,043 shares of Common Stock at a purchase price of $0.8646 per pre-funded warrant less the exercise price of $0.00001 per pre-funded warrant, and warrants to purchase 11,566,043 shares of Common Stock to an institutional investor. The aggregate gross proceeds of this offering, before the deduction of fees and expenses, was approximately $10.00 million. We used all of the net proceeds from this offering to satisfy certain stock repurchase obligations of the Company from prior to the Business Combination.
Organizational Changes
On November 28, 2022, Jikun Kim, the Chief Financial Officer of the Company, tendered his resignation effective January 6, 2023. On January 3, 2023, the Board of Directors appointed Dennis Mahoney as the Interim Chief Financial Officer and principal accounting officer of the Company, effective as of January 7, 2023. Then on April 5, 2023, the Board of Directors appointed Eric Williams as the permanent Chief Financial Officer and principal accounting officer of the Company.
At-The-Market Offering
On September 28, 2022, Momentus entered into ATM Sales Agreement. Pursuant to the ATM Sales Agreement, the Company may from time to time sell, through the sales agent using ATM offerings, shares of Common Stock up to an aggregate offer price of $50.0 million. Under the ATM Sales Agreement, the sales agent will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
During the three months ended March 31, 2023, there were no sales under the ATM Sales Agreement.
CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred and expect to incur significant expenses in connection with the implementation of the NSA described below. We have also incurred significant expenses related to the SEC settlement discussed below. The Company has incurred legal expenses related to these matters of approximately $0.1 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively.

NSA
In February 2021, the Company and Mikhail Kokorich submitted a joint notice to the CFIUS for review of the historical acquisition of interests in the Company by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense regarding the Company’s foreign ownership and control. On June 8, 2021, the U.S. Departments of Defense and the Treasury, on behalf of CFIUS, Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis) entered into the National Security Agreement with the U.S. government, represented by the U.S. Departments of Defense and the Treasury (the “NSA”).
Co-Founder Divestment and Stock Repurchase Agreements
In accordance with the NSA and pursuant to stock repurchase agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A. and Brainyspace LLC (collectively “the Co-Founders”) agreed to sell 100% of their respective equity interests in the Company on June 30, 2021. The Company paid an aggregate of $40 million to the Co-Founders following the Business Combination, and an additional payment of an aggregate of $10 million was payable within 10 business days after cumulative business combination or capital raising transactions (whether in the form of debt or equity) resulted in cash proceeds to the Company of no less than $250 million.
On February 27, 2023 the Company raised aggregate gross proceeds of $10.0 million through the sale of securities (see Note 9 for additional information), which together with the Business Combination and other capital raising activities triggered the payment of the $10.0 million liability to the Co-Founders in accordance with the terms of the stock repurchase agreements. The amount was paid during the three months ended March 31, 2023, had previously been recorded as an estimated liability with a corresponding offset to additional paid in capital within the condensed consolidated statements of stockholders’ equity as of December 31, 2022.

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
During the three months ended March 31, 2023, the Company recognized $22,000 of revenue, due to forfeited customer deposits upon contract termination for late payment. Revenue from Vigoride 5 and Vigoride 6 missions will be recognized upon completion of performance obligations.
As of March 31, 2023 we have signed contracts with customers and have collected approximately $3.2 million in customer deposits, which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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
As of March 31, 2023, we have expensed all research and development costs associated with developing and building our vehicles. We expect to continue to see an increase in our research and development expenses as we develop our next generation of vehicles.
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
We also incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC as well as to comply with the NSA.
Change in Fair Value of Warrant Liability
Changes in the fair value of warrants consists of changes in the estimated fair value of our warrant liability.
Interest Income
Interest income consists of interest earned on investment holdings in interest bearing bank accounts.

Interest Expense
Interest expense includes interest incurred related to our loan payables as well as the amortization of warrant discount and debt issuance costs.
Other Income (Expense)
Other income (expense) primarily relates to non-recurring fees incurred in conjunction with the Term Loan financing, SEC settlement cost, and other immaterial items.
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
Comparison of Financial Results for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Service revenue	$22	$—	$22	100%
Gross profit	22	—	22	100%

Operating expenses:
Research and development expenses	10,119	9,971	148	1%
Selling, general and administrative expenses	10,270	14,853	(4,583)	(31%)
Operating loss	(20,367)	(24,824)	4,457	(18%)

Other income (expense):
Change in fair value of warrant liability	(112)	(451)	339	(75%)
Realized loss on disposal of asset	—	(70)	70	(100%)
Interest income	555	—	555	100%
Interest expense	(920)	(1,492)	572	(38%)
Litigation settlement, net	—	3	(3)	(100%)
Other income	19	—	19	100%
Net loss	$(20,825)	$(26,834)	6,009	(22%)
Service revenue
Revenue recognized during the three months ended March 31, 2023 was composed of $22,000 due to forfeited customer deposits upon contract termination for late payment.
There was no revenue recognized during the three months ended March 31, 2022.
Research and development expenses
Research and development expenses increased from $10.0 million in the three months ended March 31, 2022 to $10.1 million in the three months ended March 31, 2023. The increase was primarily due to increased subcontracted research and development costs which increased by $0.7 million and $0.5 million of launch costs for Vigoride 5 amortized during the three months ended March 31, 2023. These increases were offset by decreased spending on components, materials, and other costs of $1.0 million.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $14.9 million in the three months ended March 31, 2022 to $10.3 million in the three months ended March 31, 2023. SEC compliance spending decreased by $2.1 million and non-legal professional fees decreased by $1.2 million as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. Non-stock based compensation payroll decreased by $0.4 million due to prior year one-time bonuses and executive departures temporarily replaced by consultants, and stock based compensation decreased by $0.6 million due to executive turnover. Insurance and other general corporate costs decreased by $0.3 million.
Change in fair value of warrant liability
For both the three months ended March 31, 2023 and 2022, the increase in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.
Realized loss on disposal of asset
The decrease in realized loss on disposal of asset for the three months ended March 31, 2023 was due to disposals of furniture and equipment related to the end of three minor leases during the three months ended March 31, 2022, compared to no loss on disposals during the three months ended March 31, 2023.
Interest Income
Interest income increased from an immaterial amount for three months ended March 31, 2022 to $0.6 million for the three months ended March 31, 2023 as the Company invested more in money market funds in response to rising interest rates.
Interest expense
Interest expense decreased from $1.5 million of cash and amortization interest for the three months ended March 31, 2022 to $0.9 million of cash and amortization interest for the three months ended March 31, 2023 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity.
Litigation settlement, net
Litigation settlements for the three months ended March 31, 2023 and 2022, were immaterial.
Other income
Other income for the three months ended March 31, 2023 and 2022, was immaterial.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally. The Company incurred a net loss of $20.8 million for the three months ended March 31, 2023 and had an accumulated deficit of $325.0 million as of March 31, 2023. Additionally, the Company used net cash of $18.7 million to fund its operating activities for the three months ended March 31, 2023, and had cash and cash equivalents of $38.6 million as of March 31, 2023.
At each reporting period, the Company’s management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements are issued. The evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances.
In connection with the preparation of the condensed consolidated financial statements for the quarterly period ended March 31, 2023, management conducted such an evaluation and concluded there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. However, through management’s evaluation of our strategic business plan, management identified conditions and events that it believes mitigate and alleviate the substantial doubt about the Company’s ability to continue as a going concern.
Going forward, management expects to continue driving bookings and revenue growth, implement a plan management has developed to further reduce our operating expenses, and resolve certain outstanding legal matters. However, there can be no assurance that we will be able to achieve these plans, or that these plans will be successful in permitting the Company to continue as a going concern while the Company pursues additional capital to finance its operations.
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations and the realization of assets and the settlement of liabilities in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in
Operating activities	$(18,696)	$(23,062)
Investing activities	(52)	(521)
Financing activities	(3,793)	(938)
Net change in cash and cash equivalents	$(22,541)	$(24,521)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $18.7 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus of $0.9 million and stock-based compensation of $1.7 million, were $5.5 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $3.6 million. Professional fees of $4.9 million included $0.6 million of costs related to the SEC and NSA topics discussed in Note 12 and legal fees of $2.4 million. Office overheads, other general corporate expenses, and cash interest were $2.5 million which includes insurance costs of $0.8 million. The Company incurred launch costs of $0.5 million during the three months ended March 31, 2023 that were amortized in connection with its first launch. The Company additionally had change in cash from changes in operating assets and liabilities of $1.6 million.
Net cash used in operating activities for the three months ended March 31, 2022 was $23.1 million, driven primarily by headcount costs, research and development activities, and professional fees related to the SEC and NSA compliance costs, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $9.3 million. Research and development activity expenses, including materials, components, and subcontractor costs were $3.9 million. Legal fees, related to the SEC and CFIUS review topics, discussed in Note 12, were $2.5 million. Professional fees for recruiting, accounting and audit, and other services were $5.8 million. Office overheads, other general corporate expenses, and cash interest were $4.0 million. Additionally, cash used in net working capital increased by $2.4 million.
Investing Activities
Net cash used in investing activities was $0.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, which consisted primarily of purchases of machinery and equipment, and build-outs in our facility.
Financing Activities
Net cash used in financing activities was $3.8 million for the three months ended March 31, 2023, primarily due to principal repayment under the Term Loan.
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2022, due to principal repayment under the Term Loan, which did not commence until March of 2022.
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
Although we believe our strategic business plan alleviates the substantial doubt about the Company’s ability to continue as a going concern, changing circumstances may cause us to expend capital significantly faster than we currently anticipate, or we may need to spend more money than currently expected because of circumstances beyond our control. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
Some of these risks and uncertainties are described in more detail under Part II, Item 1A: "Risk Factors," in this Form 10-Q under the heading “Risk Factors — We may not be able to continue as a going concern.”
Commitments and Contingencies
We are a party to operating leases primarily for facilities (e.g., office buildings, warehouses and spaceport) under non-cancellable operating leases. These leases expire at various dates through 2028. Refer to Note 6.
We have principal of $12.2 million outstanding under the Term Loan. Refer to Note 8.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions. In addition to our critical accounting policies below, see Note 2 in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
Stock-based Compensation
We have various stock incentive plans under which incentive and non-qualified stock options and restricted stock awards are granted to employees, directors, and consultants. All stock-based payments to employees, including grants of employee stock options are recognized in the condensed consolidated financial statements based on their respective grant date fair values.
We recognize stock-based compensation expense using a fair value-based method for costs related to all stock-based payments. We estimate the fair value of stock-based payments on the date of grant using the Black-Scholes-Merton option pricing model. The model requires management to make a number of assumptions, including expected volatility of our stock, expected life of the option, risk-free interest rate, and expected dividends. The fair value of the stock is expensed over the related service period which is typically the vesting period. The stock-based compensation expense that is reported in our condensed consolidated financial statements is based on awards that are expected to vest. We account for forfeitures as they occur.
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
Please refer to Note 2 in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023, we had cash and cash equivalents of $38.6 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Because the Term Loan indebtedness bears interests at a fixed rate, it is not impacted by changes in interest rates.
Foreign Currency Risk
There were no material foreign currency transactions for the three months ended March 31, 2023 and 2022. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
ITEM 1. Legal Proceedings
See the disclosures under the caption “Legal Proceedings” in Note 12 in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K filed by the Company on March 8, 2023, which could materially affect our business, financial condition or future results. Except as set forth below, we do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K filed by the Company on March 8, 2023. The risks described below and in our Annual Report on Form 10-K filed by the Company on March 8, 2023, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.
We may not be able to continue as a going concern.
The accompanying financial statements have been prepared on a going concern basis of accounting which assumes that we will continue as a going concern, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally.
In connection with an evaluation conducted by the Company’s management during the preparation of this report, management concluded that there were conditions and events which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of the financial statements included in this report. While management has identified conditions and events that it believes will mitigate and alleviate this conclusion, there can be no assurance that such conditions or events will materialize, or that they will be sufficient to enable the Company to continue as a going concern.
The uncertainty regarding our ability to continue as a going concern could materially adversely affect our share price and our ability to service our indebtedness, raise new capital or enter into commercial transactions. To address these matters, the Company may take actions that materially and adversely affect our business, including significant reductions in research, development, administrative and commercial activities, reduction of our employee base, and ultimately curtailing or ceasing operations, any of which could materially adversely affect our business, financial condition, results of operations and share price.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2023, we issued 135,000 shares to a third party consulting firm in exchange for public relations services. The issuances of such shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) or the rules and regulations promulgated there under.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
None.
ITEM 5. Other Information.
On May 8, 2023, the Board of Directors of the Company adopted an amendment (the “Second Amendment”) to the Company’s 2022 Inducement Equity Plan (the “Inducement Plan”) to increase the number of shares of Common Stock available for issuance under the Inducement Plan from 7,000,000 shares of Common Stock to 8,000,000 shares of Common Stock. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the Second Amendment by its stockholders. Other than the increase in shares, all other terms of the Inducement Plan, as amended, remained the same.

Awards under the Inducement Plan may only be made to individuals not previously employees or directors of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, in each case as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

ITEM 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
1.1
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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2023).
4.2	Form of Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2023).
10.1†	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2023).
10.2#	First Amendment to Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on March 23, 2023).
10.3#	Employment Agreement, dated March 29, 2023, by and between Eric R. Williams and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2023).
10.4	Loan and Security Agreement, dated February 22, 2021, by and between the Company and Venture Lending & Leasing IX, Inc.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
__________
#    Management contract or compensatory plan or arrangement
*     Filed herewith

Tables of Contents
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

MOMENTUS INC.

Date: May 11, 2023	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Eric Williams
	Name:	Eric Williams
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)