Form 10-Q
period 2023-06-30
Momentus Inc.
filed 2023-08-14
CIK 1781162

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-39128
Momentus Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1905538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 N. First Street San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
(650) 564-7820
Registrant's telephone number, including area code
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	MNTS	The Nasdaq Stock Market LLC
Warrants	MNTSW	The Nasdaq Stock Market LLC
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 97,866,756 shares of common stock as of August 9, 2023.

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

Tables of Contents

ITEM 1. Financial Statements

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,298	$61,094
Restricted cash, current	488	1,007
Accounts receivable	434	—
Insurance receivable	4,000	4,000
Prepaids and other current assets	6,771	10,173
Total current assets	32,991	76,274
Property, machinery and equipment, net	3,605	4,016
Intangible assets, net	335	337
Operating right-of-use asset	5,903	6,441
Deferred offering costs	468	331
Restricted cash, non-current	366	312
Other non-current assets	5,048	4,712
Total assets	$48,716	$92,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,498	$2,239
Accrued liabilities	6,785	8,026
Loan payable, current	8,702	11,627
Contract liabilities, current	1,237	1,654
Operating lease liability, current	1,210	1,153
Stock repurchase liability	—	10,000
Litigation settlement contingency	8,500	8,500
Other current liabilities	24	27
Total current liabilities	28,956	43,226
Contract liabilities, non-current	794	1,026
Loan Payable, non-current	—	2,404
Warrant liability	226	564
Operating lease liability, non-current	5,506	6,131
Other non-current liabilities	477	465
Total non-current liabilities	7,003	10,590
Total liabilities	35,959	53,816
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value; 250,000,000 shares authorized and 97,865,351 issued and outstanding as of June 30, 2023; 250,000,000 shares authorized and 84,441,153 issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	356,543	342,733
Accumulated deficit	(343,787)	(304,127)
Total stockholders’ equity	12,757	38,607
Total liabilities and stockholders’ equity	$48,716	$92,423
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service revenue	$1,705	$50	$1,727	$50
Cost of revenue	388	12	388	12
Gross profit	1,317	38	1,339	38
Operating expenses:
Research and development expenses	10,204	10,896	20,323	20,867
Selling, general and administrative expenses	10,007	12,861	20,277	27,714
Total operating expenses	20,211	23,757	40,600	48,581
Loss from operations	(18,894)	(23,719)	(39,261)	(48,543)

Other income (expense):
Change in fair value of warrant liability	451	2,254	338	1,803
Realized (loss) gain on disposal of asset	(17)	1	(17)	(69)
Interest income	357	5	912	5
Interest expense	(732)	(1,413)	(1,652)	(2,905)
Litigation settlement, net	—	—	—	3
Other income	—	—	20	—
Total other income (expense)	59	847	(399)	(1,163)
Net loss	$(18,835)	$(22,872)	$(39,660)	$(49,706)
Net loss per share, basic	$(0.20)	$(0.28)	$(0.43)	$(0.62)
Net loss per share, fully diluted	$(0.20)	$(0.28)	$(0.43)	$(0.62)
Weighted average shares outstanding, basic	95,978,588	81,319,533	91,791,957	80,642,670
Weighted average shares outstanding, fully diluted	95,978,588	81,319,533	91,791,957	80,642,670
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2022	84,441,153	$1	$342,733	$(304,127)	$38,607
Issuance of common stock upon exercise of stock options	370,287	—	92	—	92
Issuance of common stock upon vesting of RSUs	766,791	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(124,899)	—	(60)	—	(60)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,720	—	1,720
Issuance of common stock and related warrants in registered offering, net of issuance costs	9,396,000	—	9,300	—	9,300
Issuance of common stock to non-employees	135,000	—	112	—	112
Net loss	—	—	—	(20,825)	(20,825)
Balance, March 31, 2023	94,984,332	$1	$353,897	$(324,952)	$28,946
Issuance of common stock upon exercise of stock options	132,417	—	38	—	38
Issuance of common stock upon vesting of RSUs	472,014	—	—	—	—
Issuance of common stock upon purchase of ESPP	106,545	—	31	—	31
Issuance of common stock upon exercise of Pre-Funded Warrants	2,170,043	—	—	—	—
Stock-based compensation - stock options, RSAs, RSUs	—	—	2,577	—	2,577
Net loss	—	—	—	(18,835)	(18,835)
Balance, June 30, 2023	97,865,351	$1	$356,543	$(343,787)	$12,757

Tables of Contents

	Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	81,211,781	$1	$340,570	$(208,683)	$131,888
Issuance of common stock upon exercise of stock options	170,751	—	48	—	48
Issuance of common stock upon vesting of RSUs	113,710	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(18,673)	—	(59)	—	(59)
Stock-based compensation	—	—	2,212	—	2,212
Share repurchase valuation adjustment	—	—	(6,000)	—	(6,000)
Shares issued upon exercise of warrant	278,146	—	—	—	—
Net loss	—	—	—	(26,834)	(26,834)
Balance, March 31, 2022	81,755,715	$1	$336,771	$(235,517)	$101,255
Issuance of common stock upon exercise of stock options	1,294,668	—	345	—	345
Issuance of common stock upon vesting of RSUs	149,953	—	—	—	—
Issuance of common stock purchase of ESPP	77,162	—	190	—	190
Share repurchase related to Section 16 Officer tax coverage exchange	(12,666)	—	(38)	—	(38)
Stock-based compensation	—	—	3,105	—	3,105
Share repurchase valuation adjustment	—	—	220	—	220
Net loss	—	—	—	(22,872)	(22,872)
Balance, June 30, 2022	83,264,832	$1	$340,593	$(258,389)	$82,205
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,660)	$(49,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	578
Amortization of debt discount and issuance costs	890	1,462
Amortization of right-of-use asset	537	613
Change in fair value of warrant liability	(338)	(1,803)
Loss on disposal of property, machinery, equipment and intangible assets	17	69
Stock-based compensation expense	4,297	5,247
Non-cash consulting expense	112	—
Changes in operating assets and liabilities:
Accounts receivables	(434)	—
Prepaids and other current assets	3,401	1,914
Other non-current assets	(337)	(585)
Accounts payable	258	(742)
Accrued liabilities	(1,298)	(2,555)
Accrued interest	79	53
Other current liabilities	1	(6)
Contract liabilities	(648)	133
Lease liability	(569)	(626)
Other non-current liabilities	12	11
Net cash used in operating activities	(33,228)	(45,943)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(53)	(488)
Proceeds from sale of property, machinery and equipment	63	7
Purchases of intangible assets	(25)	(464)
Net cash used in investing activities	(15)	(945)

Cash flows from financing activities:
Proceeds from exercise of stock options	130	393
Proceeds from employee stock purchase plan	31	190
Repurchase of Section 16 Officer shares for tax coverage exchange	(60)	(97)
Principal payments on loan payable	(6,298)	(3,763)
Payment of deferred offering costs	(121)	—
Payment for repurchase of common shares	(10,000)	—
Proceeds from issuance of common stock and related warrants	10,000	—
Payments for issuance costs related to common stock and related warrants	(700)	—
Net cash used in financing activities	(7,018)	(3,277)

Decrease in cash, cash equivalents and restricted cash	(40,261)	(50,165)
Cash, cash equivalents and restricted cash, beginning of period	62,413	160,547
Cash, cash equivalents and restricted cash, end of period	$22,152	$110,382

Supplemental disclosure of non-cash investing and financing activities
Purchases of property, machinery and equipment in accounts payable and accrued expenses at period end	$41	$—
Deferred offering costs in accounts payable and accrued expenses at period end	$16	$—
Stock repurchase liability fair value	$—	$5,780

Supplemental disclosure of cash flow information
Cash paid for interest	$684	$1,392
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations
The Company
Momentus Inc. (together with its consolidated subsidiaries “Momentus” or the “Company”) is a U.S. commercial space company that offers in-space infrastructure services, including in-space transportation, hosted payloads and in-orbit services. Momentus is making new ways of operating in space possible with its in-space transfer and service vehicles, powered by an innovative, space-proven water plasma-based propulsion system.
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
On January 3, 2023, the Company launched its Vigoride 5 OSV to low-earth orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and the Vigoride 5 OSV is maneuvering under its own power in low-earth orbit. The primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons-learned on future Vigoride vehicles and missions. The mission also supported two customers: the Qosmosys Zeus-1 payload which was deployed on orbit on May 10, 2023, and Caltech’s Space Solar Power Demonstrator project, a hosted payload for which the Vigoride 5 continues to provide thrusting maneuvers and on-orbit support, including providing data, communication, commanding and telemetry, and resources for optimal picture taking and solar cell lighting.
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
On April 15, 2023, the Company launched its Vigoride 6 OSV to low-earth orbit aboard the SpaceX Transporter-7 mission and used its MET to change the orbital inclination of the Vigoride 6 OSV to support the deliveries of six customer payloads, including two satellites for the NASA LLITED mission.
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
Momentus has entered a new phase by operating two spacecraft in orbit concurrently as the Company continues to grow its capabilities. The Company anticipates flying its next mission with its Vigoride OSV in early 2024. All future missions remain subject to the receipt of licenses and government approvals, and the successful completion of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in the future missions will be ready on time, or that they will operate as intended.
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
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these unaudited condensed consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date the Company remains heavily focused on growth and continued development of its proprietary technology, as a result of this it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $18.8 million and $39.7 million for the three and six months ended June 30, 2023, respectively, and accumulated deficit of $343.8 million as of June 30, 2023. Additionally, the Company used net cash of $33.2 million to fund its operating activities for the six months ended June 30, 2023, and had cash and cash equivalents of $21.3 million as of June 30, 2023.

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated interim financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the unaudited condensed consolidated interim financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the unaudited condensed consolidated Interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements are issued.

In connection with the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2023, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations and commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company has recently executed a term sheet to raise capital with Deutsche Bank and continues to seek and evaluate all opportunities to access additional capital through any available means.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise substantial additional capital in the near term, the Company's operations and business plan will need to be scaled back or halted altogether. Additionally, if the Company is able to raise additional capital but that capital is insufficient to provide a bridge to full commercial production at a profit, the Company's operations could be severely curtailed or cease entirely and the Company may not realize any significant value from its assets.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. The accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2023 and December 31, 2022, the results of operations for the three and six months ended June 30, 2023 and 2022, the statement of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2022 and 2021 filed with the SEC in our Annual Report on Form 10-K filed by the Company on March 8, 2023.
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of all the subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the condensed consolidated financial statements include, but are not limited to, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, leases, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based compensation, and warrant liabilities.
Emerging Growth Company Status

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
The Company places its cash in the bank, which may at times be in excess of the United States' Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions for two purposes. $0.4 million is restricted primarily as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, and is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond one year from June 30, 2023. The remaining $0.5 million is restricted for expenditures related to the NSA. See Note 12 for additional information regarding the NSA.
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
As of June 30, 2023, and December 31, 2022, the Company had deferred fulfillment and prepaid launch costs of $6.3 million and $7.4 million, respectively, with $1.5 million and $3.0 million recorded within prepaids and other current assets, respectively, and $4.8 million and $4.4 million are recorded other non-current asset, respectively, in our condensed consolidated balance sheets.
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
Intangible Assets, net
Intangible assets, which consist of patents, are considered long-lived assets and are reported at cost less accumulated amortization and accumulated impairment loss, if any. Amortization is recognized on a straight-line basis over 10 years for patents, which is the estimated useful lives of the intangible assets.
In accordance with ASC 350, Intangibles, the Company presents capitalized implementation costs for cloud computing arrangements within prepaid and other current assets, and other non-current assets to properly present the capitalized costs with their related subscription fees.
Deferred Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to fundraising activities. During the year ended December 31, 2022, and the six months ended June 30, 2023, deferred offering costs were attributable to the Company’s S-3 Universal Shelf registration (the “Form S-3”) and the at-the-market offering program and Securities Purchase Agreement. These costs will be netted with the proceeds proportional to the at-the-market program fundraising and any future fundraising under the "Form S-3". Refer to Note 9 for additional information.
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
Revenue Recognition
The Company enters into short-term contracts for ‘last-mile’ satellite and cargo delivery (transportation service), payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. For its transportation service arrangements, The Company has a single performance obligation of delivering the customers’ payload to its designated orbit and recognizes revenue (along with any other fees that have been paid) at a point in time, upon satisfaction of this performance obligation. Additionally, for its in-orbit service arrangements, the Company provides a multitude of services consistently throughout the mission to its customers and also has services available on a ‘stand ready’ basis as needed until the mission reaches its conclusion. The Company recognizes revenue for these in-orbit services ratably over time on a straight-line basis.
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
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of June 30, 2023, and December 31, 2022, the Company had customer deposit balances of $2.0 million and $2.7 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as current and non-current contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of June 30, 2023 and December 31, 2022 are $0.8 million and $1.0 million, respectively, of non-current deposits.
During the six months ended June 30, 2023, the Company recognized $1.7 million of revenue, due to transportation services performed in Vigoride 5 and Vigoride 6 spaceship launches, on-going hosting services in Vigoride 5, and forfeited customer deposits primarily related to expired options. The Company recognized $0.1 million in revenue during the six months ended June 30, 2022.
The disaggregation of revenue by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Transportation services	$1,305	$50	$1,305	$50
In-orbit services	142	—	142	—
Revenue from forfeited customer deposits	258	—	280	—
Total revenue	$1,705	$50	$1,727	$50
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three and six months ended June 30, 2023 and 2022.
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
The Company’s stock repurchase agreements with the Co-Founders (see Note 12 for additional information) are recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The stock repurchase agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. The Company paid $10.0 million to satisfy the stock repurchase agreement contingent liabilities during the three months ended March 31, 2023 (see Note 9 for additional information). There were no transfers between levels of input during the three and six months ended June 30, 2023 and 2022.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Level	Fair value as of December 31, 2022	Payment of Stock Repurchase Liability	Change in Fair Value	Fair value as of June 30, 2023
Warrant Liability	3	$564	$—	$(338)	$226
Stock Repurchase Liability	3	10,000	(10,000)	—	—
Total		$10,564	$(10,000)	$(338)	$226
Key assumptions for the Black-Scholes model used to determine the fair value of warrants outstanding as of June 30, 2023 were as follows:

Warrant term (years)	3.12
Volatility	98.90%
Risk-free rate	4.42%
Dividend yield	0.00%
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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three and six months ended June 30, 2023 and 2022, there were immaterial impairments of long-lived assets. See Note 4 and Note 5 for additional information.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan for the three and six months ended June 30, 2023 and 2022.
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
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Prepaid launch costs, current	$1,523	$3,000
Prepaid research and development	2,377	2,841
Prepaid insurance and other assets	2,871	4,332
Total	$6,771	$10,173
As of June 30, 2023 and December 31, 2022, the non-current portion of prepaid launch costs recorded in other non-current assets was $4.8 million and $4.4 million, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Property, Machinery and Equipment, net
Property, machinery and equipment, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Computer equipment	$10	$10
Leasehold improvements	2,281	2,281
Machinery and equipment	3,411	3,411
Construction in-progress	50	106
Property, machinery and equipment, gross	5,752	5,808
Less: accumulated depreciation	(2,147)	(1,792)
Property, machinery and equipment, net	$3,605	$4,016
Depreciation expense related to property, machinery and equipment was $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively.
Note 5. Intangible Assets, net
Intangible assets, net consisted of the following as of June 30, 2023:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$485	$(150)	$335	6.6
Total	$485	$(150)	$335
Intangible assets, net consisted of the following as of December 31, 2022:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$461	$(124)	$337	7.0
Total	$461	$(124)	$337
Amortization expense related to intangible assets was $0.01 million and $0.03 million for the three and six months ended June 30, 2023, respectively, and $0.04 million and $0.08 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2023	$27
2024	53
2025	53
2026	53
2027	53
Thereafter	96
Total	$335
Note 6. Leases
The Company leases office space under non-cancellable operating leases. In January 2021, the Company commenced a lease in San Jose, California. The lease expires in February 2028. The Company is obligated to pay

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approximately $11 million over the term of the lease. Prior to December 31, 2021, the Company modified two minor leases to extend access until April 2022 to aid the full transition to the San Jose facility. The Company had one additional minor lease that expired in November 2022.
The components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$368	$404	$735	$844
Variable lease expense	136	141	259	291
Total lease expense	$504	$545	$994	$1,135
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of June 30, 2023, the weighted-average remaining lease term was 4.7 years and the weighted-average discount rate was 5.6%.
As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2023	$767
2024	1,580
2025	1,627
2026	1,674
2027	1,729
Thereafter	297
Total lease payments	7,674
Less: Imputed interest	(958)
Present value of lease liabilities	$6,716
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Legal and other professional services	$3,204	$3,128
Compensation expense	1,897	3,584
Research and development projects	1,532	981
Other accrued liabilities	152	333
Total	$6,785	$8,026
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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the Company’s total loan payable consisted of gross Term Loan payable of $9.0 million and accrued interest of $0.2 million, offset by unamortized debt discount and issuance costs of $0.5 million. The Term Loan principal has future scheduled maturities of $6.7 million and $2.3 million for the remainder of 2023 and 2024, respectively.
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
The Company estimated the fair value of the Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00001 exercise price. The Company allocated approximately $1.1 million in proceeds from the Offering to the value of the Pre-Funded Warrants on a relative fair value basis, which was recorded to additional paid in capital.
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
During the three months ended June 30, 2023, the Company issued 2,170,043 shares of Class A Stock as a result of all of the Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
Co-Founder Divestment and Stock Repurchase Agreements
In accordance with the NSA and pursuant to stock repurchase agreements entered into with the Company, the Co-Founders sold 100% of their respective equity interests in the Company on June 30, 2021. The Company paid an aggregate of $40.0 million to the Co-Founders following the Business Combination, and an additional payment of an aggregate of $10.0 million was payable after cumulative business combination or capital raising transactions resulted in cash proceeds to the Company of no less than $250.0 million.
As a result of the Offering on February 27, 2023, the Company raised $10.0 million of gross cash proceeds through the sale of securities which, together with the $247.3 million raised in the Business Combination and other capital raising activities, triggered the $10.0 million obligation under the stock repurchase agreements. The Company paid the Co-Founders $10.0 million to pay off the liability during the three months ended March 31, 2023.
Public and Private Warrants
As of June 30, 2023, the Company had public and private warrants outstanding to purchase 8,625,000 shares and 11,272,500 shares of Common Stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $11.50 per share, subject to adjustment, at any time commencing on August 12, 2021. The public and private warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Company also had private warrants outstanding to purchase 308,569 shares of Common Stock, with an exercise price of $0.20 per share, unrelated to the Business Combination, which were exercised on a net basis for 278,146 shares during the six months ended June 30, 2022.
The Company issued 11,566,043 of additional warrants on February 27, 2023, in relation to the Offering. The warrants entitle the registered holder to purchase shares of Common Stock at a price of $1.15 per share.
The private warrants assumed in connection with the Business Combination are accounted for as a derivative liability and decrease of the estimated fair value of the warrants of $0.5 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $2.3 million and $1.8 million for the three and six months ended June 30, 2022, respectively, was recorded in other income (expense) within the condensed consolidated statements of operations. The public warrants and the legacy outstanding private warrants were recorded as equity within the condensed consolidated statements of stockholders’ equity.
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
During the six months ended June 30, 2023 there were no sales under the ATM Sales Agreement.
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
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 5,982,922 shares of Common Stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board. During the six months ended June 30, 2023, the shares available for grant under the 2021 Plan increased by 2,533,234 and 206,111 due to the evergreen provision and forfeitures from both the Initial Plan and the 2018 Plan, respectively. As of June 30, 2023, there were 1,275,145 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 1,595,445 shares of Common Stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Common Stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 1,595,445 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the six months ended June 30, 2023, the shares available for issuance under the 2021 ESPP Plan increased by 422,205 due to the evergreen provision. During the six months ended June 30, 2023, there were 106,545 shares issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $0.03 million as of June 30, 2023, included in accrued expenses, for employee

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period. As of June 30, 2023, there were 2,151,771 shares remaining available for issuance.
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
On March 21, 2023, the Company adopted the first amendment to the 2022 Plan to increase the number of shares of Common Stock available for issuance under the 2022 Plan from 4,000,000 shares of Common Stock to 7,000,000 shares of Common Stock. All other terms of the 2022 Plan remained the same.
On May 8, 2023, the Company adopted the second amendment to the 2022 Plan to increase the number of shares of Common Stock available for issuance under the 2022 Plan from 7,000,000 shares of Common Stock to 8,000,000 shares of Common Stock. All other terms of the 2022 Plan remained the same.
As of June 30, 2023, only RSU grants have been made under the 2022 Plan and there were 771,746 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the six months ended June 30, 2023:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,556,733	$1.21
Vested exercised	(502,704)	0.26
Forfeitures	(691,906)	1.87
Outstanding as of June 30, 2023	1,362,123	$1.24	7.0	$35
Exercisable as of June 30, 2023	917,812	$0.87	6.5	$31
Vested and expected to vest as of June 30, 2023	1,362,123	$1.24	7.0	$35
As of June 30, 2023, there was a total of $0.6 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.3 years.
The total intrinsic value of options exercised during the three and six months ended June 30, 2023 was $0.01 million and $0.2 million, respectively, and during the three and six months ended June 30, 2022, and $3.7 million and $4.1 million, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the six months ended June 30, 2023. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2022	7,780,917	$3.99
Granted	10,377,589	0.55
Vested	(1,238,805)	2.99
Forfeited	(1,983,441)	3.03
Outstanding as of June 30, 2023	14,936,260	$1.81
As of June 30, 2023, there was a total of $21.1 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $4.7 million.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development expenses	$681	$514	$1,157	$887
Selling, general and administrative expenses	1,896	2,521	3,140	4,360
Total	$2,577	$3,035	$4,297	$5,247
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Options	$92	$174	$188	$251
RSUs & RSAs	2,499	2,909	4,099	4,984
ESPP	(14)	22	10	82
Performance Awards	$—	$(70)	—	(70)
Total	$2,577	$3,035	$4,297	$5,247
Performance Awards
Performance awards under the 2021 Plan are accounted for as liability-classified awards, as the obligations are typically a fixed monetary amount which is settled on a future date in a variable number of shares of the Company’s Common Stock. The variable number of potentially settled shares is not limited. Performance awards are measured at their fair value based on management’s estimates of potential outcomes of the performance. Outstanding performance awards correspond to zero shares if they were settled on June 30, 2023.
Issuance of Common Stock to Non-employees
During the three months ended March 31, 2023, the Company issued 135,000 shares of the Company’s Common Stock to a third party consulting firm in exchange for public relations services. The shares were not issued under the equity incentive plans described above. Under the agreement, the shares are contingently forfeitable in the event of early termination by the Company. The shares had an issuance date fair value of $0.1 million to be recorded as

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
consulting expense over the six-month term of the agreement. Related consulting expense was $0.05 million and $0.1 million for the three and six months ended June 30, 2023, respectively.
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
As the Company incurred a net loss for the three and six months ended June 30, 2023 and 2022, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options and unvested stock units outstanding	14,552,254	6,109,403	7,397,561	6,000,378
Warrants outstanding	31,463,543	19,897,500	31,463,543	20,023,655
Contingent Sponsor Earnout Shares	1,437,500	1,437,500	1,437,500	1,437,500
Total	47,453,297	27,444,403	40,298,604	27,461,533
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of June 30, 2023, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2023	15,752
2024	540
Total	$16,292
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
As a result of the agreement in principle to settle the Securities Class Action, the Company recorded a litigation settlement contingency of $8.5 million. The Company additionally recorded an insurance receivable of $4.0 million for the insurance proceeds expected from its insurers related to the settlement. The net amount of $4.5 million was recognized in litigation settlement, net during the year ended December 31, 2022.
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
The Company incurred legal expenses related to these matters of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.3 million for the three and six months ended June 30, 2022, respectively, and expects to continue to incur legal expenses in the future.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
Shareholder Section 220 Litigation
On June 16, 2022, Plaintiff and the Company’s shareholder James Burk filed a verified complaint against the Company in the Delaware Court of Chancery, Case. No. 2022-0519, to inspect the books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. Plaintiff seeks production of books and records relating to the management of the Company and its disclosures to potential investors in connection with the Business Combination. On March 14, 2023, the Court granted the parties stipulation of dismissal with prejudice, and the matter was closed. The Company from time to time responds to books and records requests properly submitted pursuant to applicable Delaware law.
Shareholder Derivative Litigation
On June 20, 2022, a shareholder derivative action was filed by Brian Lindsey, on behalf of the Company, in the U.S. District Court for the Central District of California, Case No. 2:22-cv-04212, against the Company (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood. This derivative action alleges the same core allegations as stated in the securities class action litigation. Defendants dispute the allegations as stated in this derivative action. On September 27, 2022, Plaintiff filed his Notice of Voluntary Dismissal without Prejudice seeking to dismiss the case. Because Plaintiff’s dismissal of this derivative action was voluntary and without prejudice, this plaintiff and/or other shareholders may seek to re-file the claims asserted in this matter at a later date. As noted below, Brian Lindsey re-filed a shareholder derivative action in Delaware Chancery Court on June 30, 2023. As noted below, Brian Lindsey re-filed a shareholder derivative action in Delaware Chancery Court on June 30, 2023.

On January 25, 2023, a shareholder derivative action was filed by Melissa Hanna, on behalf of the Company, in the US District Court for the Northern District of California, Case No. 5:23-cv-00374, against the Company (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood (the “Derivative Action II”). The Derivative Action II alleges the same core allegations as stated in the Securities Class Actions, and also claims that the Company ignored and/or refused a prior demand made by Ms. Hanna on the Company’s Board of Directors. This matter has been stayed until August 2023. The Company intends to vigorously defend the litigation.

On April 25, 2023, a shareholder derivative action was filed by Justin Rivlin, purportedly on behalf of the Company, in the United States District Court for the District of California, Case No. 2:23-cv-03120, against the Company (as a nominal defendant), Brian Kabot, James Norris, Marc Lehmann, James Hofmockel, and Ann Kono. The Rivlin derivative action alleges the same core allegations as stated in the Securities Class Actions. The Company has filed a motion to dismiss the complaint on the grounds that the claims are time-barred and that the plaintiff was not excused from making a demand on the Company before filing the lawsuit.The Company intends to vigorously defend the litigation.

On June 30, 2023, a shareholder derivative action was filed by Brian Lindsey, purportedly on behalf of the Company in the Court of Chancery for the State of Delaware (Case No. 2023-0674), against the Company (as a nominal defendant), Juan Manuel Quiroga, James Norris, James Hofmockel, Stable Road Acquisition Corp., SRC-NI Holdings, LLC, Mikhail Kokorich, Brian Kabot, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners and John C. Rood. The Lindsey derivative action alleges the same core allegations as stated in the Securities Class Actions. The Company intends to vigorously defend the litigation.
SAFE Note Litigation
On July 20, 2022, The Larian Living Trust ("TLLT") filed an action against the Company in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4 million in the Company. TLLT alleges that a "liquidity event" occurred when the Company closed the Business Combination, such that it was entitled to the greater of its $4 million investment or its “Conversion Amount” of the Company’s shares, which was a total of 724,995 shares of the Company’s stock. TLLT further alleges that the Company refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
attorney's fees and costs. On March 16, 2023, the Company’s motion to dismiss TLLT’s claims was denied and the parties will move forward with discovery. On July 13, 2023, the Company filed a motion for partial summary judgment. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
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
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from the Company. Following the Company filing a motion to dismiss this action, on November 14, 2022, Mr. Kokorich filed an amended complaint. Additional motions to dismiss and replies were filed and considered at a hearing on February 2, 2023. The Delaware Chancery Court granted the Company’s motion to dismiss the Kokorich indemnification claim action on May 15, 2023.On June 13, 2023, Kokorich filed a notice of appeal. The Company continues to dispute the allegations in the complaint and intends to vigorously defend the litigation on appeal.

On March 24, 2023, Mr. Khasis filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2023-0361) seeking indemnification and advancement of expenses from the Company. On April 17, 2023, the Company filed a motion to dismiss. On May 16, 2023. Mr. Khasis filed an amended complaint. On May 23, 2023, Momentus filed a motion to dismiss the amended complaint. Separately, Khasis has requested an expedited trial in his claim for advancement of fees. On June 23, 2023, the Court of Chancery ordered that Khasis indemnification litigation will not be stayed pending the appeal of the Kokorich. Moreover, the Court of Chancery further ordered the parties to prepare a scheduling order to the Court which includes all relevant deadlines to argue the Company’s motion to dismiss and Khasis’ expedited motion for advancement concurrently. The parties are currently negotiating concerning an acceptable schedule. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
Delaware Class Actions
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

On March 16, 2023, purported stockholders of the Company filed a putative class action complaint against certain current and former directors and officers of the Company in the Delaware Court of Chancery, in a case captioned Lora v. Kabot, et al., Case No. 2023-0322 (the “Lora Action”). Like the Shirley complaint, the complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Business Combination in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock on or before August 9, 2021.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
On March 17, 2023, purported stockholders of the Company filed a putative class action complaint against certain current and former directors and officers of the Company in the Delaware Court of Chancery, in a case captioned Burk v. Kabot, et al., Case No. 2023-0334 (the “Burk Action”). Like the Lora and Shirley complaints, the Burk complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Business Combination in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock on or before August 9, 2021.

On May 26, 2023, plaintiffs filed a stipulation and proposed order for consolidation and appointment of co-lead plaintiffs and co-lead plaintiffs’ counsel designating the complaint filed in the Lora Action as the operative complaint.

The Shirley Action, the Lora Action, and the Burk Action have been consolidated under the caption, In re Momentus, Inc. Stockholders Litigation, C.A. No. 2022-1023-PAF (Del Ch. Nov. 10, 2022). These putative class actions do not name the Company as a defendant. Regardless, the SRAC directors and officers, together with current and former directors and officers of the Company, have demanded indemnification and advancement from the Company, under the terms of the merger agreement and the exhibits thereto, the Delaware corporate code, the Company’s bylaws, and their individual indemnification agreements. The Company may be liable for the fees and costs incurred by the defendants, and has an obligation to advance such fees during the pendency of the litigation. The Company understands that the defendants dispute the allegations in the complaint and intend to vigorously defend against any such litigation.

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
Note 13. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2023 and 2022, respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.

Tables of Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and Annual Report on Form 10-K filed with the SEC on March 8, 2023. This discussion and analysis should also be read together with our financial information for the period ended and as of June 30, 2023. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 8, 2023, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Since our founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology. We have signed contracts for approximately $32 million in backlog (potential revenue), as of July 31, 2023. These agreements contain firm orders as well as options, allowing customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 18 companies in 14 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
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
On January 3, 2023, the Company launched its Vigoride 5 OSV to low-earth orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and the Vigoride 5 OSV is maneuvering under its own power in low-earth orbit. The primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons-learned on future Vigoride vehicles and missions. The mission also supported two customers: the Qosmosys Zeus-1 payload which was deployed on orbit on May 10, 2023, and Caltech’s Space Solar Power Demonstrator project, a hosted payload for which the Vigoride 5 continues to provide thrusting maneuvers and on-orbit support, including providing data, communication, commanding and telemetry, and resources for optimal picture taking and solar cell lighting.
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
On April 15, 2023, the Company launched its Vigoride 6 OSV to low-earth orbit aboard the SpaceX Transporter-7 mission and used its MET to change the orbital inclination of the Vigoride 6 OSV to support the deliveries of six customer payloads, including two satellites for the NASA LLITED mission.
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
We build our water plasma thrusters to enable our vehicle to efficiently transport each customer payload to its respective orbit. We believe our hub-and-spoke model has the potential to expand our customers’ deployment options relative to what they could achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle.
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
In-Orbit Servicing. We view in-orbit servicing of satellites as a quickly growing business opportunity. As the number of satellites in space increases, so does their need to be serviced. We are designing Momentus’ future reusable vehicles to be capable of performing in-orbit servicing and are pursuing development activities that support this objective. Our aim is to equip future vehicles with robotic arms and the ability to maneuver in close proximity to other spacecraft and dock or berth with them. Once fully developed, we believe these capabilities could allow us to offer a suite of different in-orbit services, such as inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting.
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
We are planning our next Vigoride test and demonstration mission on a launch that SpaceX plans to conduct in early 2024, and we have also secured launch service agreements with SpaceX for various missions through the end of 2024 to support customer demand. While securing space on the manifest is an important step, all future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended.
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
Develop our commercial program for in-space transportation. We conducted our inaugural test and demonstration mission with Vigoride in 2022 and began our second and third tests and demonstration missions in January and April 2023, respectively. We plan to deliver customers to orbit on the Transporter-9 mission scheduled for November, 2023. The Company has space reserved on every currently planned SpaceX Transporter mission through the end of 2024 and is actively booking customers. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecraft for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended.

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
Customer Demand
We have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. As of June 30, 2023, we had collected approximately $2.0 million in customer deposits related to future launches. There were no refunds paid during the three and six months ended June 30, 2023 and 2022.
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
We have signed contracts for approximately $32 million in backlog (potential revenue), as of July 31, 2023. These agreements include firm orders as well as options, which allow customers to opt-in to launches on shorter notice without requiring a separate agreement. The breadth of these signed contracts spans across 18 companies in 14 countries. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
Our backlog is subject to meaningful customer concentration risk. As of July 31, 2023, approximately 89% of the total dollar value of our backlog related to three launch services providers and aggregators of launch services capacity, and their affiliates. The top ten customers in our backlog represent approximately 99% of the total dollar value of our backlog.
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
Recent Developments

February 2023 Securities Purchase Agreement
On February 27, 2023, Momentus sold an aggregate of 9,396,000 shares of Common Stock at a purchase price of $0.8646 per share, pre-funded warrants to purchase an aggregate of 2,170,043 shares of Common Stock at a purchase price of $0.8646 per pre-funded warrant less the exercise price of $0.00001 per pre-funded warrant, and warrants to purchase 11,566,043 shares of Common Stock to an institutional investor. The aggregate gross proceeds of this offering, before the deduction of fees and expenses, was approximately $10.0 million. We used all of the net proceeds from this offering to satisfy certain stock repurchase obligations of the Company from prior to the Business Combination.
During the three months ended June 30, 2023, the Company issued 2,170,043 shares of Class A Stock as a result of all of the Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds from the exercise of such Pre-Funded Warrants.
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
At-The-Market Offering
On September 28, 2022, Momentus entered into the ATM Sales Agreement. Pursuant to the ATM Sales Agreement, the Company may from time to time sell, through the sales agent using ATM offerings, shares of Common Stock up to an aggregate offer price of $50.0 million. Under the ATM Sales Agreement, the sales agent will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
During the six months ended June 30, 2023, there were no sales under the ATM Sales Agreement.
CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred and expect to incur significant expenses in connection with the implementation of the NSA described below. We have also incurred significant expenses related to the SEC settlement discussed below. The Company incurred legal expenses related to these matters of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.3 million for the three and six months ended June 30, 2022, respectively, and expects to continue to incur legal expenses in the future.

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
During the three months ended June 30, 2023, the Company recognized $1.7 million of revenue, primarily from the completion of performance obligation in connection with the Vigoride 5 and Vigoride 6 missions as well as some forfeited customer deposits upon contract expiration.
As of June 30, 2023 we have signed contracts with customers and have collected approximately $2.0 million in customer deposits, of which, $1.2 million are recorded as current contract liabilities and $0.8 million are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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
As of June 30, 2023, we have expensed all research and development costs associated with developing and building our vehicles. We expect to continue to see an increase in our research and development expenses as we develop our next generation of vehicles.
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
Comparison of Financial Results for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Service revenue	$1,705	$50	$1,655	3310%
Cost of revenue	388	12	376	3133%
Gross profit	1,317	38	1,279	3366%

Operating expenses:
Research and development expenses	10,204	10,896	(692)	(6%)
Selling, general and administrative expenses	10,007	12,861	(2,854)	(22%)
Loss from operations	(18,894)	(23,719)	4,825	(20%)

Other income (expense):
Change in fair value of warrant liability	451	2,254	(1,803)	(80%)
Realized loss on disposal of asset	(17)	1	(18)	(1800%)
Interest income	357	5	352	7040%
Interest expense	(732)	(1,413)	681	(48%)
Net loss	$(18,835)	$(22,872)	$4,037	(18%)
Service revenue
The revenue recognized during the three months ended June 30, 2023 was primarily driven by fulfillment of performance obligations to customers in connection with the Vigoride 5 and Vigoride 6 missions, resulting in $1.3 million of revenue recognition. The remaining $0.4 million of revenue recognized was a combination of customer deposit forfeiture upon contract expiration and the launch of one customer payload through another supplier on the SpaceX Transporter 8 mission.
The revenue recognized during the three months ended June 30, 2022 was due to a cancelled customer contract, which resulted in the forfeiture of the related customer deposit.

Cost of revenue
The cost of revenue during the three months ended June 30, 2023 was due to the launch cost allocated to customer payloads on the Vigoride 5 and Vigoride 6 missions. The Company allocated the cost of the launch proportionally based on payload weight.
Research and development expenses
Research and development expenses decreased from $10.9 million in the three months ended June 30, 2022 to $10.2 million in the three months ended June 30, 2023. The decrease was driven by a $0.7 million reduction in allocated information technology and facilities expenses, a $0.4 million decrease in sign in bonuses, and decreased spending on materials of $0.2 million, partially offset by an increase in research and development launch costs of $0.8 million from the Vigoride 6 mission.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $12.9 million in the three months ended June 30, 2022 to $10.0 million in the three months ended June 30, 2023. NSA compliance spending decreased by $0.4 million and other legal services expenses decreased by $0.5 million, partially offset by a $0.3 million increase in SEC compliance spending, as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. Stock based compensation decreased by $0.6 million due to executive turnover. Information technology costs, general and administrative launch costs associated with a strategic supplier test in May 2022, and other general corporate expenses decreased by $0.7 million, $0.6 million, and $0.2 million, respectively.
Change in fair value of warrant liability
For both the three months ended June 30, 2023 and 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.
Realized loss on disposal of assets
Realized loss on disposal of assets in the three months ended June 30, 2023 and 2022, was immaterial.
Interest income
Interest income increased from an immaterial amount for three months ended June 30, 2022 to $0.4 million for the three months ended June 30, 2023 as the Company invested more in money market funds in response to rising interest rates.
Interest expense
Interest expense decreased from $1.4 million of cash and amortization interest for the three months ended June 30, 2022 to $0.7 million of cash and amortization interest for the three months ended June 30, 2023 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.
Other income
Other income in the three months ended June 30, 2023 and 2022, was immaterial.

Comparison of Financial Results for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Service revenue	$1,727	$50	$1,677	3354%
Cost of revenue	388	12	376	3133%
Gross profit	1,339	38	1,301	3424%

Operating expenses:
Research and development expenses	20,323	20,867	(544)	(3%)
Selling, general and administrative expenses	20,277	27,714	(7,437)	(27%)
Loss from operations	(39,261)	(48,543)	9,282	(19%)

Other income (expense):
Change in fair value of warrant liability	338	1,803	(1,465)	(81%)
Realized loss on disposal of asset	(17)	(69)	52	(75%)
Interest income	912	5	907	18140%
Interest expense	(1,652)	(2,905)	1,253	(43%)
Litigation settlement, net	—	3	(3)	(100%)
Other income	20	—	20	100%
Net loss	$(39,660)	$(49,706)	10,046	(20%)
Service revenue
The revenue recognized during the six months ended June 30, 2023 was primarily driven by fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers, resulting in $1.3 million of revenue recognition. The remaining $0.4 million of revenue recognized was a combination of customer deposit forfeiture upon contract expiration and the launch of one customer payload through another supplier on the SpaceX Transporter 8 mission.
The revenue recognized during the six months ended June 30, 2022 was due to a cancelled customer contract, which resulted in the forfeiture of the related customer deposit.
Research and development expenses
Research and development expenses decreased from $20.9 million in the six months ended June 30, 2022 to $20.3 million in the six months ended June 30, 2023. The decrease was primarily due to spending on materials and components, which decreased by $1.2 million, a reduction in allocated information technology and facilities expenses of $0.8 million, and a $0.4 million decreases in signing bonuses, partially offset by increases in launch costs of $1.4 million associated with Vigoride 5 and Vigoride 6 missions and an increase in subcontractor expenses of $0.5 million.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $27.7 million in the six months ended June 30, 2022 to $20.3 million in the six months ended June 30, 2023. SEC compliance spending decreased by $1.7 million, NSA compliance spending decreased by $0.9 million, other legal services expenses decreased by $0.6 million, and non-legal professional fees decreased by $0.7 million as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. Non-stock based compensation payroll decreased by $0.4 million due to prior year one-time bonuses and executive departures temporarily replaced by consultants, and stock based compensation decreased by $1.2 million due to executive turnover. IT costs, G&A launch costs associated with a strategic supplier test in May 2022, and other general corporate office expenses decreased by $0.8 million, $0.6 million, and $0.4 million, respectively.
Change in fair value of warrant liability
For both the six months ended June 30, 2023 and 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.

Realized loss on disposal of assets
The decrease in realized loss on disposal of asset for the six months ended June 30, 2023 was due to disposals of furniture and equipment related to the end of three minor leases during the six months ended June 30, 2022, compared to immaterial disposals during the six months ended June 30, 2023.
Interest income
Interest income increased from an immaterial amount for six months ended June 30, 2022 to $0.9 million for the six months ended June 30, 2023 as the Company invested more in money market funds in response to rising interest rates.
Interest expense
Interest expense decreased from $2.9 million of cash and amortization interest for the six months ended June 30, 2022 to $1.7 million of cash and amortization interest for the six months ended June 30, 2023 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.
Litigation settlement, net
Litigation settlements amounts payable for the six months ended June 30, 2023 and 2022, were immaterial.
Other income
Other income for the six months ended June 30, 2023 and 2022, was immaterial.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $18.8 million and $39.7 million for the three and six months ended June 30, 2023, respectively, and had an accumulated deficit of $343.8 million as of June 30, 2023. Additionally, the Company used net cash of $33.2 million to fund its operating activities for the six months ended June 30, 2023, and had cash and cash equivalents of $21.3 million as of June 30, 2023.

In connection with the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2023, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise substantial additional capital in the near term, the Company's operations and business plan will need to be scaled back or halted altogether. Additionally, if the Company is able to raise additional capital but that capital is insufficient to provide a bridge to full commercial production at a profit, the Company's operations could be severely curtailed or cease entirely and the Company may not realize any significant value from its assets.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in:
Operating activities	$(33,228)	$(45,943)
Investing activities	(15)	(945)
Financing activities	(7,018)	(3,277)
Net change in cash and cash equivalents	$(40,261)	$(50,165)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 was $33.2 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus of $1.7 million and stock-based compensation of $4.3 million, were $11.0 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $7.0 million. Professional fees of $8.9 million included $1.3 million of costs related to the SEC and NSA topics discussed in Note 12 and legal fees of $4.1 million. Office overheads, other general corporate expenses, and cash interest were $4.6 million which includes insurance costs of $1.5 million. The Company incurred launch costs of $1.9 million during the six months ended June 30, 2023 that were amortized in connection with its first launch. These cash outflows were partially offset by gross profit of $1.3 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the six months ended June 30, 2023. The Company additionally had change in cash from changes in operating assets and liabilities of $1.2 million.
Net cash used in operating activities for the six months ended June 30, 2022 was $45.9 million, driven primarily by headcount costs, research and development activities, and professional fees related to the SEC and NSA compliance costs, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $15.7 million. Research and development activity expenses, including materials, components, and subcontractor costs were $7.8 million. Legal fees, related to the SEC and CFIUS review topics, discussed in Note 12, were $4.7 million. Professional fees for recruiting, accounting and audit, and other services were $8.5 million. Office overheads, other general corporate expenses, and cash interest were $8.3 million. The Company incurred launch costs of $1.2 million during the six months ended June 30, 2023 that were amortized in connection with its first launch.
Investing Activities
Net cash used in investing activities was $0.01 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively, which consisted primarily of purchases of machinery and equipment partially offset by proceeds from sale of machinery and equipment.
Financing Activities
Net cash used in financing activities was $7.0 million for the six months ended June 30, 2023, primarily due to principal repayments of $6.3 million under the Term Loan and $10.0 million paid to satisfy the stock repurchase agreement contingent liability. These cash outflows were partially offset by gross proceeds of approximately $10.0 million received from the February 2023 Securities Purchase Agreement offering.
Net cash used in financing activities was $3.3 million for the six months ended June 30, 2022, due to principal repayment under the Term Loan, which did not commence until March of 2022.
Funding Requirements
We expect our cash consumption to continue in connection with our ongoing activities, particularly as we continue to advance the development of our vehicles, build corporate infrastructure and enhance our sales and marketing functions.
Specifically, our operating expenses will continue as we:
•continue to refine our corporate infrastructure, people, processes and systems;
•enhance and scale our sales and marketing function;

•pursue further research and development related to developing our next generation vehicles;
•seek regulatory approvals for changes or updates to our vehicles;
•actively manage our workforce, including right sizing in personnel;
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
We have principal of $9.0 million outstanding under the Term Loan. Refer to Note 8.
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
Revenue Recognition
The Company enters into short-term contracts for ‘last-mile’ satellite and cargo delivery (transportation services), payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. For its transportation service arrangements, the Company has a single performance obligation of delivering the customers’ payload to its designated orbit and recognizes revenue (along with any other fees that have been paid) at a point in time, upon satisfaction of this performance obligation. Additionally, for its in-orbit service arrangements, the Company provides a multitude of services consistently throughout the mission to its customers and has services available on a ‘stand ready’ basis until the mission reaches its conclusion. The Company recognizes revenue for these in-orbit services ratably over time on a straight-line basis.

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
The Company’s satellite and cargo delivery services (transportation services) are considered a single performance obligation, to transport the customers’ payload to a specified orbit in space. We recognize revenue for these services at a point in time, when control is transferred, which is considered to be upon the release of the customers’ payload into its specified orbit. We will calculate the weight distribution of each transfer vehicle at the customer level, and we will estimate the delivery date for each customer’s payload based on the relative weight of payloads released to determine the point in time to recognize revenue for each payload release.
The Company’s in-orbit services consist of a collection of interdependent and integrated services which are not considered distinct from one another and may vary depending on the specific needs of the Customer and mission. Revenue for these in-orbit services are recognized ratably over time on a straight line basis.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023, we had cash and cash equivalents of $21.3 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Because the Term Loan indebtedness bears interests at a fixed rate, it is not impacted by changes in interest rates.
Foreign Currency Risk
There were no material foreign currency transactions for the three and six months ended June 30, 2023 and 2022. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We plan to use the ongoing Vigoride 5 and Vigoride 6 missions, as well as future Vigoride missions, to conduct on-orbit functional proof of principle and performance verification data for the MET — this data will be used to assess the efficacy of the MET and identify potential refinements or upgrades for future versions of the MET in order to improve its performance. Like the ground test campaigns we conduct, on-orbit tests can be understood as incremental confidence-building measures — meeting key requirements for thrust, specific impulse, firing duration, lifetime and other performance parameters will help Momentus determine whether the MET is performing in accordance with our expectations. Doing so repeatedly, both on the ground and on orbit, will demonstrate the soundness and robustness of the MET design and is expected to contribute to growing customer confidence over time. Despite the anomalies experienced on Vigoride 3, we are using the results of the inaugural mission, and expect to use the data collected from future missions, to determine what services or level of services we will be able to initially provide customers, including the degree to which Vigoride possesses capabilities of providing customers with low-earth orbit transfer services. We anticipate that each mission will also lay the groundwork for continual improvements and enhancements that we plan to flight-demonstrate on future missions. We plan to offer low-earth orbit transfer services to customers in the future, based in part on the outcome of future missions and the MET demonstration, as well as the results of ongoing ground testing.
We are mindful of the inherent risks involved in the initial use of hardware and complex systems in space given the difficulties of replicating all aspects of the environment and stresses that the system will experience in space during ground-based testing in simulated environments. We have learned and gathered valuable data during our previous Vigoride missions as we continue to develop and improve the system and our other systems. While we have conducted an analysis of the root causes of the anomalies experienced by Vigoride 3 on its inaugural mission, there can be no assurance that we will not experience operational or process failures and other problems on any future missions. Any failures, delays or setbacks, including anomalies experienced in our current or future mission, could harm our reputation and have a material adverse effect on our business, financial condition and results.
We may not be able to convert our orders in backlog into revenue.

As of July 31, 2023, our backlog consisted of approximately $32 million in customer contracts, including firm orders and options for future services. However, these contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is paid at the time the contract is signed. In certain situations, Momentus may decide to refund customers for their deposits, even though it is not contractually required, to maintain goodwill with customers.
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
In addition, if we do not receive regulatory approvals in a timely manner, or our future missions experience anomalies in addition to the issues experienced by our inaugural Vigoride mission (Vigoride 3), our backlog and prospects will be materially adversely affected. For example, we have experienced erosion in our backlog from $86 million as of March 4, 2021 to $67 million as of January 31, 2022, to $33 million as of February 28, 2023, to $32 million as of July 31, 2023, as customers chose to cancel their contracts with us and seek alternative providers due to delays in our scheduled missions. If we continue to experience delays or future missions experience significant anomalies, we could experience further erosion in our backlog.
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
The uncertainty regarding our ability to continue as a going concern could materially adversely affect our share price and our ability to service our indebtedness, raise new capital or enter into commercial transactions. To address these matters, the Company may take actions that materially and adversely affect our business, including significant reductions in research, development, administrative and commercial activities, reduction of our employee base, and ultimately curtailing or ceasing operations, any of which could materially adversely affect our business, financial condition, results of operations and share price. In addition, doubts about our ability to continue as a going concern could impact our relationships with customers, vendors and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business and could impair our ability to execute our strategy and implement our business objectives, thereby having a material adverse effect on our business, financial condition and results of operations.
We may fail to achieve the expected cost savings and related benefits from our reduction in workforce.
On July 3, 2023 we reduced our workforce to enable us to help achieve a more cost-efficient organization necessary to increase the cash runway of the Company. The reduction in workforce affected 18 employees. The Company may have to implement additional reductions in workforce if the Company is unable to raise additional capital or otherwise fund the operations of the Company.The reductions in workforce to date, and any further reductions,as well as the perceptions of our vendors, customers, potential customers and investors regarding these actions,could materially adversely affect our ability to operate our business and achieve our business objectives, which could have a material adverse effect on our business, financial condition, results of operations and share price.

The pursuit of additional capital and other strategic alternatives will consume a substantial portion of the time and attention of our management and require additional capital resources which may be disruptive to our business,and could have a material adverse effect on our business, financial condition and results of operations.
We are not able to predict with certainty the amount of time and resources necessary to successfully identify, pursue and execute any strategic alternative or to obtain additional financing. The diversion of management’s attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. The additional expense we accrue in connection with our review of strategic alternatives and pursuit of additional capital may materially adversely impact our financial condition and partially offset the value of any strategic plan we may pursue or additional financing we may be able to obtain.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
None.
ITEM 5. Other Information.
Rule 10b5-1 Trading Plans
There were no adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by our Section 16 officers and directors for the three months ended June 30, 2023, each of which would be intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Letter Agreement for Accelerated Vesting upon a Change in Control
On August 8, 2023, the Compensation Committee of our Board of Directors authorized the Company to enter into a letter agreement with each active, full-time employee of the Company for the purpose of enhancing employee retention, providing for the accelerated vesting of all outstanding equity awards upon a Change in Control (as defined in the Company’s 2021 Equity Incentive Plan). A copy of the form of letter agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.
ITEM 6. Exhibits and Financial Statement Schedules

Tables of Contents

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

3.1	First Amendment to the Amended and Restated Bylaws of Momentus Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2023).
10.1
Second Amendment to the Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-272104) filed on May 19, 2023).

10.2*	Form of Change in Control Letter Agreement.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

MOMENTUS INC.

Date: August 14, 2023	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Eric Williams
	Name:	Eric Williams
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)