Form 10-Q/A
period 2023-06-30
Momentus Inc.
filed 2023-08-15
CIK 1781162

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) of Momentus Inc. amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as originally filed with the Securities and Exchange Commission on August 14, 2023 (the “Original Filing”). As a result of a typographical error, the Section 906 Certifications attached as Exhibits 32.1 and 32.2 to the Original Filing referenced the incorrect quarterly period. This Form 10-Q/A is being filed solely to include revised Section 906 Certifications that reference the correct quarterly period.

Except for the revisions to the Section 906 Certifications specified in this Explanatory Note, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or otherwise update any disclosures contained in the Original Filing.

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