Form 10-Q
period 2023-09-30
Momentus Inc.
filed 2023-11-14
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 6,562,221 shares of common stock as of November 10, 2023.

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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to raise additional capital to finance its operations and business plan; the results of the Company’s evaluation of the strategic alternatives and the risks associated with any transactions pursued as a results thereof; the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; successful completion of our efforts to prepare our spacecraft for flight, that the vehicles that we plan to operate in future missions will be ready on time, or that they will operate as intended; the ability of the Company to effectively market and sell satellite buses; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the Company’s ability to comply with the terms of its National Security Agreement (the “NSA”) and any related compliance measures instituted by the

Tables of Contents
director who was approved by the Committee on Foreign Investment in the United States (“CFIUS”) Monitoring Agencies (the “Security Director”); the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties described under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A. in our Annual Report on Form 10-K filed with the SEC on March 8, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 8, 2023, may not be exhaustive.
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

Tables of Contents

ITEM 1. Financial Statements

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,750	$61,094
Restricted cash, current	394	1,007
Accounts receivable	44	—
Insurance receivable	500	4,000
Prepaids and other current assets	10,469	10,173
Total current assets	21,157	76,274
Property, machinery and equipment, net	3,353	4,016
Intangible assets, net	329	337
Operating right-of-use asset	5,629	6,441
Deferred offering costs	583	331
Restricted cash, non-current	370	312
Other non-current assets	2,068	4,712
Total assets	$33,489	$92,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,517	$2,239
Accrued liabilities	7,422	8,026
Loan payable, current	5,740	11,627
Contract liabilities, current	1,162	1,654
Operating lease liability, current	1,239	1,153
Stock repurchase liability	—	10,000
Litigation settlement contingency	5,000	8,500
Other current liabilities	22	27
Total current liabilities	23,102	43,226
Contract liabilities, non-current	420	1,026
Loan Payable, non-current	—	2,404
Warrant liability	5	564
Operating lease liability, non-current	5,187	6,131
Other non-current liabilities	483	465
Total non-current liabilities	6,095	10,590
Total liabilities	29,197	53,816
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value; 250,000,000 shares authorized and 2,700,909 issued and outstanding as of September 30, 2023; 250,000,000 shares authorized and 1,688,824 issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	363,238	342,734
Accumulated deficit	(358,946)	(304,127)
Total stockholders’ equity	4,292	38,607
Total liabilities and stockholders’ equity	$33,489	$92,423
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenue	$339	$129	$2,066	$179
Cost of revenue	119	14	507	26
Gross profit	220	115	1,559	153
Operating expenses:
Research and development expenses	5,992	10,571	26,315	31,438
Selling, general and administrative expenses	9,294	11,184	29,571	38,898
Total operating expenses	15,286	21,755	55,886	70,336
Loss from operations	(15,066)	(21,640)	(54,327)	(70,183)
Other income (expense), net:
Change in fair value of warrant liability	221	1,579	559	3,382
Realized loss on disposal of assets	—	(45)	(17)	(114)
Interest income	216	28	1,128	33
Interest expense	(530)	(1,261)	(2,182)	(4,166)
Other income (expense)	—	41	20	44
Total other income (expense), net	(93)	342	(492)	(821)
Net loss	$(15,159)	$(21,298)	$(54,819)	$(71,004)
Net loss per share, basic and diluted	$(7.20)	$(12.98)	$(28.45)	$(43.77)
Weighted average shares outstanding, basic and diluted	2,106,707	1,641,308	1,927,049	1,622,316
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2022	1,688,824	$—	$342,734	$(304,127)	$38,607
Issuance of common stock upon exercise of stock options	7,406	—	92	—	92
Issuance of common stock upon vesting of RSUs	15,336	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(2,498)	—	(60)	—	(60)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,720	—	1,720
Issuance of common stock and related warrants in registered offering, net of issuance costs	187,920	—	9,300	—	9,300
Issuance of common stock to non-employees	2,700	—	112	—	112
Net loss	—	—	—	(20,825)	(20,825)
Balance, March 31, 2023	1,899,688	$—	$353,898	$(324,952)	$28,946
Issuance of common stock upon exercise of stock options	2,648	—	38	—	38
Issuance of common stock upon vesting of RSUs	9,440	—	—	—	—
Issuance of common stock upon purchase of ESPP	2,131	—	31	—	31
Issuance of common stock upon exercise of pre-funded warrants	43,401	—	—	—	—
Stock-based compensation - stock options, RSAs, RSUs	—	—	2,577	—	2,577
Net loss	—	—	—	(18,835)	(18,835)
Balance, June 30, 2023	1,957,308	$—	$356,544	$(343,787)	$12,757
Issuance of common stock upon exercise of stock options	27	—	—	—	—
Issuance of common stock upon vesting of RSUs	12,891	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(2,066)	—	(27)	—	(27)
Issuance of common stock and related warrants in registered offering, net of issuance costs	210,000	—	4,565	—	4,565
Issuance of common stock upon exercise of pre-funded warrants	462,948	—	—	—	—
Stock-based compensation - stock options, RSAs, RSUs	—	—	2,156	—	2,156
Common stock issued in connection with reverse stock split	59,801	—	—	—	—
Net loss	—	—	—	(15,159)	(15,159)
Balance, September 30, 2023	2,700,909	$—	$363,238	$(358,946)	$4,292

Tables of Contents

	Common stock – Class A		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	1,624,236	$—	$340,570	$(208,683)	$131,887
Issuance of common stock upon exercise of stock options	3,415	—	48	—	48
Issuance of common stock upon vesting of RSUs	2,274	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(374)	—	(59)	—	(59)
Stock-based compensation	—	—	2,212	—	2,212
Share repurchase valuation adjustment	—	—	(6,000)	—	(6,000)
Shares issued upon exercise of warrant	5,563	—	—	—	—
Net loss	—	—	—	(26,834)	(26,834)
Balance, March 31, 2022	1,635,114	—	336,771	(235,517)	101,254
Issuance of common stock upon exercise of stock options	25,893	—	345	—	345
Issuance of common stock upon vesting of RSUs	2,999	—	—	—	—
Issuance of common stock purchase of ESPP	1,543	—	190	—	190
Share repurchase related to Section 16 Officer tax coverage exchange	(253)	—	(38)	—	(38)
Stock-based compensation	—	—	3,105	—	3,105
Share repurchase valuation adjustment	—	—	220	—	220
Net loss	—	—	—	(22,872)	(22,872)
Balance, June 30, 2022	1,665,296	—	340,593	(258,389)	82,204
Issuance of common stock upon exercise of stock options	9,651	—	125	—	125
Issuance of common stock upon vesting of RSUs	6,535	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(1,791)	—	(168)	—	(168)
Stock-based compensation	—	—	3,247	—	3,247
Share repurchase valuation adjustment	—	—	(4,220)	—	(4,220)
Net loss	—	—	—	(21,298)	(21,298)
Balance, September 30, 2022	1,679,691	$—	$339,577	$(279,687)	$59,890
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,819)	$(71,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667	831
Amortization of debt discount and issuance costs	1,182	2,114
Amortization of right-of-use asset	812	889
Change in fair value of warrant liability	(559)	(3,382)
Loss on disposal of property, machinery, equipment and intangible assets	17	121
Stock-based compensation expense	6,453	8,564
Non-cash consulting expense	112	—
Changes in operating assets and liabilities:
Accounts receivable	(44)	—
Prepaids and other current assets	(297)	(1,571)
Other non-current assets	2,644	(901)
Accounts payable	278	(328)
Accrued liabilities	(610)	(1,873)
Accrued interest	118	92
Other current liabilities	(2)	(4,967)
Contract liabilities	(1,098)	851
Lease liability	(859)	(908)
Other non-current liabilities	18	(23)
Net cash used in operating activities	(45,987)	(71,495)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(94)	(618)
Proceeds from sale of property, machinery and equipment	113	7
Purchases of intangible assets	(26)	(30)
Net cash used in investing activities	(7)	(641)

Cash flows from financing activities:
Proceeds from exercise of stock options	130	517
Proceeds from employee stock purchase plan	31	190
Repurchase of Section 16 Officer shares for tax coverage exchange	(87)	(265)
Principal payments on loan payable	(9,592)	(6,686)
Payment of deferred offering costs	(252)	—
Payment for repurchase of common shares	(10,000)	—
Proceeds from issuance of common stock and related warrants	15,000	—
Payments for issuance costs related to common stock and related warrants	(1,135)	—
Net cash used in financing activities	(5,905)	(6,244)

Decrease in cash, cash equivalents and restricted cash	(51,899)	(78,380)
Cash, cash equivalents and restricted cash, beginning of period	62,413	160,547
Cash, cash equivalents and restricted cash, end of period	$10,514	$82,167

Supplemental disclosure of non-cash investing and financing activities
Purchases of intangible assets in accounts payable and accrued liabilities at period end	$5	$—
Issuance costs related to warrant modification	$648	$—
Deferred offering costs in accounts payable and accrued liabilities at period end	$—	$238
Stock repurchase liability fair value	$—	$10,000
Supplemental disclosure of cash flow information
Cash paid for interest	$882	$1,960
The accompanying notes are an integral part of these condensed consolidated financial statements

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations
The Company
Momentus Inc. (together with its consolidated subsidiaries “Momentus” or the “Company”) is a U.S. commercial space company that offers satellite buses, in-space infrastructure services, including in-space transportation, hosted payloads and in-orbit services. Momentus is making new ways of operating in space possible with its in-space transfer and service vehicles, powered by an innovative, space-proven water plasma-based propulsion system.
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
On January 3, 2023, the Company launched its Vigoride 5 OSV to Low-Earth Orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and the Vigoride 5 OSV is maneuvering under its own power in low-earth orbit. The primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons-learned on future Vigoride vehicles and missions. The mission also supported two customers: the Qosmosys Zeus-1 payload which was deployed on orbit on May 10, 2023, and Caltech’s Space Solar Power Demonstrator project, a hosted payload for which the Vigoride 5 continues to provide thrusting maneuvers and on-orbit support, including providing data, power, communication, commanding and telemetry, and resources for optimal picture taking and solar cell lighting.
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
On April 15, 2023, the Company launched its Vigoride 6 OSV to low-earth orbit aboard the SpaceX Transporter-7 mission and used Vigoride 6 OSV to support the deliveries of six customer payloads, including two satellites for the NASA LLITED mission.
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
Momentus has entered a new phase by operating two spacecraft in orbit concurrently as the Company continues to grow its capabilities. To date, Momentus has executed four missions, deployed 20 customer satellites in orbit, and

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
provided hosted payload support, for Caltech’s Solar Power Project Demonstrator mission that recently demonstrated its ability to wirelessly transmit power in space and to beam detectable power to Earth.
In addition to the Vigoride Orbital Service Vehicle, Momentus is now also offering its M-1000 satellite bus which has substantial commonality with Vigoride. With a growing demand for satellite bus services, Momentus is positioned to advance its hardware and flight-proven technology for this market. The M-1000 bus is a flexible option to meet various mission requirements. Innovations to improve sensor capability, maneuverability, increased power, and lower costs are integrated into the product. Momentus believes it can manufacture satellite buses like the M-1000 at a rapid and scalable pace.
Momentus has started work in support of its Small Business Innovation Research award from the Space Development Agency. This project's scope involves making tailored modifications to the system underlying the M-1000 satellite bus and Vigoride OSV to support a full range of U.S. Department of Defense (DoD) payloads. Some of these areas include adding a secure payload interface, optical communications terminals, a high-volume data recorder, and improving the modularity of the propulsion system. Completion of this work is expected in mid-2024.
Momentus submitted a bid for the Tranche 2 Tracking Layer to the U.S. Space Force Space Development Agency (SDA) to produce 18 satellites for missile tracking and fire control. Under this proposal to the SDA, Momentus is the prime contractor with a strong team of traditional and non-traditional space companies.
Momentus' next mission is scheduled to deliver customers to orbit during the SpaceX Transporter-10 mission, which is targeted to launch no earlier than March 2024 and will feature a Rendezvous and Proximity Operations demonstration of a new Momentus capability that has application to future satellite inspection, servicing, refueling, and de-orbit missions. During this demonstration, Momentus plans to release a satellite and then maneuver into close proximity utilizing its Vigoride Orbital Service Vehicle.
The Company has space reserved on every SpaceX Transporter mission through the end of 2024 and is actively booking customers.
Business Combination
On August 12, 2021, the Company consummated a merger pursuant to the terms of the Agreement and Plan of Merger, dated October 7, 2020, and as amended on March 5, 2021, April 6, 2021, and June 29, 2021 (the “Merger Agreement”), by and among Stable Road Acquisition Corp (“SRAC”), Project Marvel First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of SRAC (“First Merger Sub”), and Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of SRAC (“Second Merger Sub”), pursuant to which First Merger Sub merged with and into Momentus Inc., a Delaware corporation (“Legacy Momentus”) with Legacy Momentus as the surviving corporation of the First Merger Sub, and immediately following which Legacy Momentus merged with and into the Second Merger Sub, with the Second Merger Sub as the surviving entity (the “Business Combination”). In connection with the closing of the Business Combination (“Closing”), the Company changed its name from Stable Road Acquisition Corp. to Momentus Inc., and Legacy Momentus changed its name to Momentus Space, LLC.
The Business Combination was accounted for as a reverse recapitalization under ASC 805, Business Combinations, with SRAC and its two wholly owned subsidiaries. The Company received gross proceeds of $247.3 million upon the closing of the Business Combination. Public and private warrants of SRAC were assumed by the Company as a result of the Business Combination.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these unaudited condensed consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date the Company remains heavily focused on growth and continued development of its proprietary technology, and as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $15.2 million and $54.8 million for the three and nine months ended September 30, 2023, respectively, and accumulated deficit of $358.9 million as of September 30, 2023. Additionally, the Company used net cash of $46.0 million to fund its operating activities for the nine months ended September 30, 2023, and had cash and cash equivalents of $9.7 million as of September 30, 2023.
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
In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2023, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations and commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company has executed a term sheet to raise capital with Deutsche Bank, and continues to seek and evaluate all opportunities to access additional capital through any available means. On September 11th and October 4th of 2023, the Company executed registered directed offerings of its Class A common stock that raised net proceeds of approximately $8 million.
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
Reverse Stock Split
Effective August 22, 2023, the Company’s stockholders approved a 1-for-50 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 50 shares of Class A common stock issued and outstanding on August 22, 2023, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. The reverse stock split did not affect the stated par value of the Class A common stock nor did it change the total number of the Company’s authorized shares of Class A common stock. The Company’s preferred stock was not affected by the reverse stock split.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Also on the effective date of the reverse stock split, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of Class A common stock into which the options, warrants and other convertible securities are exercisable or convertible by 50 and multiplying the exercise or conversion price thereof by 50, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and restricted stock units issued and issuable under the Company’s equity compensation plan.
The Company has retroactively adjusted all periods presented for the effects of the stock split. See Note 9 for additional information.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. The accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2023 and December 31, 2022, the results of operations for the three and nine months ended September 30, 2023 and 2022, the statement of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2022 and 2021 filed with the SEC in our Annual Report on Form 10-K filed by the Company on March 8, 2023.
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of all the subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the condensed consolidated financial statements include, but are not limited to, the timing of revenue recognition, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, leases, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based compensation, warrant liabilities, and litigation contingencies.
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
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions for two purposes. $0.4 million is restricted primarily as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, and is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond one year from September 30, 2023. The remaining $0.4 million is held in an escrow bank account which is restricted for expenditures related to the NSA. See Note 12 for additional information regarding the NSA.
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
As of September 30, 2023, and December 31, 2022, the Company had deferred fulfillment and prepaid launch costs of $6.4 million and $7.4 million, respectively, with $4.5 million and $3.0 million recorded within prepaids and other current assets, respectively, and $1.9 million and $4.4 million are recorded other non-current asset, respectively, in our condensed consolidated balance sheets.
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
Deferred Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to fundraising activities. During the year ended December 31, 2022, and the nine months ended September 30, 2023, deferred offering costs were attributable to the Company’s S-3 Universal Shelf registration (the “Form S-3”) and the at-the-market offering program and Securities Purchase Agreement. These costs will be netted with the proceeds proportional to the at-the-market program fundraising and any future fundraising under the "Form S-3". Refer to Note 9 for additional information.
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
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of September 30, 2023, and December 31, 2022, the Company had customer deposit balances of $1.6 million and $2.7 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as current and non-current contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of September 30, 2023 and December 31, 2022 are $0.4 million and $1.0 million, respectively, of non-current deposits.
During the nine months ended September 30, 2023, the Company recognized $2.1 million of revenue, due to transportation services performed in Vigoride 5 and Vigoride 6 spaceship launches, hosted payload services in Vigoride 5, and forfeited customer deposits primarily related to expired options. The Company recognized $0.2 million in revenue from transportation services during the nine months ended September 30, 2022.
The disaggregation of revenue by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Transportation services	$—	$101	$1,305	$151
Hosted payload services	284	—	426	—
Forfeited customer deposits	55	28	335	28
Total revenue	$339	$129	$2,066	$179
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three and nine months ended September 30, 2023 and 2022.
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
The Company’s stock repurchase agreements with the Co-Founders (see Note 12 for additional information) are recorded as contingent liabilities pursuant to ASC 480, measured at fair value. The stock repurchase agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. The Company paid $10.0 million to satisfy the stock repurchase agreement contingent liabilities during the three months ended March 31, 2023 (see Note 9 for additional information). There were no transfers between levels of input during the three and nine months ended September 30, 2023 and 2022.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Level	Fair value as of December 31, 2022	Payment of Stock Repurchase Liability	Change in Fair Value	Fair value as of September 30, 2023
Warrant Liability	3	$564	$—	$(559)	$5
Stock Repurchase Liability	3	10,000	(10,000)	—	—
Total		$10,564	$(10,000)	$(559)	$5
Key assumptions for the Black-Scholes model used to determine the fair value of warrants outstanding as of September 30, 2023 were as follows:

Warrant term (years)	2.87
Volatility	111.00%
Risk-free rate	4.77%
Dividend yield	0.00%
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
Public and Private Warrants
Prior to the Business Combination, SRAC issued 225,450 private placement warrants (“Private Warrants”) and 172,500 public warrants (“Public Warrants” and, together with the “Private Warrants”, “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $575.00 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
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
Other than the Public and Private Warrants noted above, the company also had other warrants issued and outstanding which were recognized as derivative liabilities in accordance with ASC 815 until they were fully exercised. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the Black-Scholes model and were subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s condensed consolidated statements of operations. Derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 9 for additional information.
Modification of Equity Classified Warrants
A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt offering, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications, the incremental change in fair value is recognized as a deemed dividend.
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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three and nine months ended September 30, 2023 and 2022, there were no impairments of long-lived assets. See Note 4 and Note 5 for additional information.

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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan for the three and nine months ended September 30, 2023 and 2022.
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

Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Prepaid launch costs, current	$4,493	$3,000
Prepaid research and development	2,377	2,841
Prepaid insurance and other assets	3,599	4,332
Total	$10,469	$10,173
As of September 30, 2023 and December 31, 2022, the non-current portion of prepaid launch costs recorded in other non-current assets was $1.9 million and $4.4 million, respectively.
Note 4. Property, Machinery and Equipment, net
Property, machinery and equipment, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Computer equipment	$10	$10
Leasehold improvements	2,281	2,281
Machinery and equipment	3,411	3,411
Construction in-progress	—	106
Property, machinery and equipment, gross	5,702	5,808
Less: accumulated depreciation	(2,349)	(1,792)
Property, machinery and equipment, net	$3,353	$4,016
Depreciation expense related to property, machinery and equipment was $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.
Note 5. Intangible Assets, net
Intangible assets, net consisted of the following as of September 30, 2023:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$492	$(163)	$329	6.4
Total	$492	$(163)	$329
Intangible assets, net consisted of the following as of December 31, 2022:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$461	$(124)	$337	7.0
Total	$461	$(124)	$337
Amortization expense related to intangible assets was $0.01 million and $0.04 million for the three and nine months ended September 30, 2023, respectively, and $0.01 million and $0.10 million for the three and nine months ended September 30, 2022, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Intangible Assets, net (cont.)
As of September 30, 2023, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2023	$13
2024	54
2025	54
2026	54
2027	54
Thereafter	100
Total	$329
Note 6. Leases
The Company leases office space under non-cancellable operating leases. In January 2021, the Company commenced a lease in San Jose, California. The lease expires in February 2028. The Company is obligated to pay approximately $11 million over the term of the lease. Prior to December 31, 2021, the Company amended two minor leases to extend access until April 2022 to aid the full transition to the San Jose facility. The Company had one additional minor lease that expired in November 2022.
The components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$368	$385	$1,103	$1,229
Variable lease expense	136	138	394	429
Short-term lease expense	—	21	—	22
Total lease expense	$504	$544	$1,497	$1,680
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of September 30, 2023, the weighted-average remaining lease term was 4.4 years and the weighted-average discount rate was 5.6%.
As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2023	$383
2024	1,580
2025	1,627
2026	1,674
2027	1,729
Thereafter	298
Total lease payments	7,291
Less: Imputed interest	(865)
Present value of lease liabilities	$6,426

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Legal and other professional services	$3,882	$3,128
Compensation expense	2,947	3,584
Research and development projects	451	981
Other accrued liabilities	142	333
Total	$7,422	$8,026
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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was $0.3 million and $1.2 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the Company’s total loan payable consisted of gross Term Loan payable of $5.7 million and accrued interest of $0.2 million, offset by unamortized debt discount and issuance costs of $0.2 million. The Term Loan principal has future scheduled maturities of $3.4 million and $2.3 million for the remainder of 2023 and 2024, respectively.
Note 9. Stockholders' Equity
Common Stock and Preferred Stock
Effective August 22, 2023, the Company’s stockholders approved a 1-for-50 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 50 shares of Class A common stock issued and outstanding on August 22, 2023, were automatically combined into one share of Common Stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
To effectuate the reverse stock split, the Company filed a certificate of amendment to the Second Amended and Restated Certificate of Incorporation. As a result of the reverse stock split, there was no change to par value and the total number of authorized shares of Class A common stock.
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, as amended, the Company is authorized and has available a total of 270,000,000 shares of stock, consisting of (i) 250,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.00001 per share.
September 2023 Securities Purchase Agreement
On September 7, 2023, the Company entered into a Securities Purchase Agreement (the “September SPA”) with an investor, pursuant to which the Company issued and sold to the investor in a registered offering (the “September Offering”), (i) an aggregate of 210,000 shares of the Company’s Class A common stock at a purchase price of $7.43 per share, (ii) pre-funded warrants (the “September Pre-Funded Warrants”) to purchase an aggregate of 462,948 shares of Class A common stock and (iii) Series A warrants to purchase 672,948 shares of Class A common stock (the "Series A Warrants"), and (iv) Series B warrants to purchase 672,948 shares of Class A common stock (the "Series B Warrants" together with the Series A Warrants, the "September Warrants").
The purchase price of each September Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the Offering minus $0.00001. The September Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable at any time after the issuance, subject to the availability of authorized but unissued shares of Class A common stock, and will not expire until exercised. The September Warrants have an exercise price of $7.18 and are exercisable at any time after issuance, subject to the availability of authorized but unissued shares of Class A common stock. 672,948 of the September Warrants will expire on September 11, 2028 (the Series A Warrants) and 672,948 of the September Warrants will expire on September 11, 2024 (the Series B Warrants).
The Company received aggregate gross proceeds from the September Offering of approximately $5.0 million, before deducting estimated expenses in connection with the September Offering. Both the September Pre-Funded Warrants and the September Warrants met the requirements for equity classification.
The Company estimated the fair value of the September Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00001 exercise price. The Company allocated approximately $1.8 million in proceeds from the September Offering to the value of the September Pre-Funded Warrants on a relative fair value basis, which was recorded to additional paid in capital.
The Company estimated the fair value of the September Warrants using the Black-Scholes valuation model and allocated approximately $2.3 million in proceeds from the September Offering to the value of the September Warrants on a relative fair value basis, which was recorded to additional paid in capital.
The significant inputs into the Black-Scholes valuation model at September 11, 2023 (the initial recognition date) are as follows:

	Series A Warrants	Series B Warrants
Warrant term (years)	5.00	1.00
Volatility	85.00%	79.00%
Risk-free rate	4.35%	5.33%
Dividend yield	0.00%	0.00%
In connection with the September Offering, the Company also agreed to amend the February Class A Warrants to purchase up to an aggregate of 231,321 shares of Class A common stock at an exercise price of $57.50 per share with a termination date of August 27, 2028 (see discussion of the February Offering below). Upon amendment, the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
February Class A Warrants exercise price was reduced to $7.18 per share and the termination date was extended to September 11, 2028.
The Company estimated the fair value of the February Class A Warrants immediately before and after modification using the Black-Scholes valuation model and determined an incremental increase in fair value of approximately $0.6 million. In accordance with ASC 815 guidance on equity classified warrant modifications, the incremental change in fair value of the February Class A Warrants was accounted for as an equity issuance cost for the September Offering, which was recorded to additional paid in capital. The significant inputs into the Black-Scholes valuation model at September 11, 2023 (the modification date) are as follows:

	Before Modification	After Modification
Warrant term (years)	4.97	5.01
Volatility	84.00%	85.00%
Risk-free rate	4.40%	4.33%
Dividend yield	0.00%	0.00%
During the three months ended September 30, 2023, the Company issued 462,948 shares of Class A common stock as a result of all of the September Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
February 2023 Securities Purchase Agreement
On February 23, 2023, the Company entered into a Securities Purchase Agreement (the “February SPA”) with an investor, pursuant to which the Company issued and sold to the investor in a registered offering (the “February Offering”), (i) an aggregate of 187,920 shares of the Company’s Class A common stock at a purchase price of $43.23 per share, (ii) pre-funded warrants (the “February Pre-Funded Warrants”) to purchase an aggregate of 43,401 shares of Class A Stock and (iii) warrants to purchase 231,321 shares of Class A Stock (the “February Class A Warrants”).
The purchase price of each February Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the February Offering minus $0.00001. The February Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable at any time after the issuance, subject to the availability of authorized but unissued shares of Class A common stock, and will not expire until exercised. The February Class A Warrants have an exercise price of $57.50 per share and exercisable beginning on August 27, 2023, subject to the availability of authorized but unissued shares of Class A common stock, and will expire August 27, 2028.
The Company received aggregate gross proceeds from the February Offering of approximately $10.0 million, before deducting estimated expenses in connection with the February Offering. Both the February Pre-Funded Warrants and the February Class A Warrants met the requirements for equity classification.
The Company estimated the fair value of the February Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00001 exercise price. The Company allocated approximately $1.1 million in proceeds from the February Offering to the value of the February Pre-Funded Warrants on a relative fair value basis, which was recorded to additional paid in capital.
The Company estimated the fair value of the February Class A Warrants using the Black-Scholes valuation model and allocated approximately $4.0 million in proceeds from the February Offering to the value of the February Class A Warrants on a relative fair value basis, which was recorded to additional paid in capital. The significant inputs into the Black-Scholes valuation model at February 23, 2023 (the initial recognition date) are as follows:

Warrant term (years)	5.51
Volatility	85.00%
Risk-free rate	4.03%
Dividend yield	0.00%

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
During the three months ended June 30, 2023, the Company issued 43,401 shares of Class A common stock as a result of all of the February Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
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
As a result of the February Offering on February 27, 2023, the Company raised $10.0 million of gross cash proceeds through the sale of securities which, together with the $247.3 million raised in the Business Combination and other capital raising activities, triggered the $10.0 million obligation under the stock repurchase agreements. The Company paid the Co-Founders $10.0 million to pay off the liability during the three months ended March 31, 2023.
Public and Private Warrants
As of September 30, 2023, the Company had public and private warrants outstanding to purchase 172,500 shares and 225,450 shares of Class common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $575.00 per share, subject to adjustment, at any time commencing on August 12, 2021. The public and private warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Company also had private warrants outstanding to purchase 6,171 shares of Class A common stock, with an exercise price of $10.00 per share, unrelated to the Business Combination, which were exercised on a net basis for 5,563 shares during the three months ended March 31, 2022.
The Company issued 231,321 of additional warrants on February 27, 2023, in relation to the February Offering, and an aggregate of 1,345,896 of additional warrants on September 11, 2023, in relation to the September Offering. The warrants entitle the registered holder to purchase shares of Class A common stock at a price of $7.18 per share.
The private warrants assumed in connection with the Business Combination are accounted for as a derivative liability and decrease of the estimated fair value of the warrants of $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and $1.6 million and $3.4 million for the three and nine months ended September 30, 2022, respectively, was recorded in other income (expense) within the condensed consolidated statements of operations. The public warrants and the legacy outstanding private warrants were recorded as equity within the condensed consolidated statements of stockholders’ equity.
Contingent Sponsor Earnout Shares
As a result of the Business Combination, the Company modified the terms of 28,750 shares of Class A common stock held by SRAC’s sponsor (the “Sponsor Earnout Shares”), such that all such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $625.00, two thirds of such shares will be forfeited if the share price of Class a common stock does not reach a volume-weighted average closing sale price of $750.00, and one third of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $875.00, in each case, prior to the fifth anniversary of the Business Combination. Certain events which change the number of outstanding shares of Common Stock, such as a split, combination, or recapitalization, among other potential events, will equitably adjust the target vesting prices above. The Sponsor Earnout Shares may not be transferred without the Company’s consent until the shares vest.
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
During the nine months ended September 30, 2023 there were no sales under the ATM Sales Agreement.
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
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 119,658 shares of Common Stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board. During the nine months ended September 30, 2023, the shares available for grant under the 2021 Plan increased by 50,664 and 5,584 due to the evergreen provision and forfeitures from both the Initial Plan and the 2018 Plan, respectively. As of September 30, 2023, there were 39,787 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 31,909 shares of Common Stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Common Stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 31,909 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the nine months ended September 30, 2023, the shares available for issuance under the 2021 ESPP Plan increased by 8,444 due to the evergreen provision. During the nine months ended September 30, 2023, there were 2,131 shares issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $0.09 million as of September 30, 2023, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period. As of September 30, 2023, there were 43,036 shares remaining available for issuance.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
2022 Inducement Equity Plan
In February 2022, the Company adopted the 2022 Inducement Equity Plan (the “2022 Plan”), under which 80,000 shares of Common Stock were initially reserved for issuance. The 2022 Plan allows for the issuance of NSOs, RSAs, SARs, RSUs, and stock bonus awards, subject to certain eligibility requirements. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four-year period.
On March 21, 2023, the Company adopted the first amendment to the 2022 Plan to increase the number of shares of Common Stock available for issuance under the 2022 Plan from 80,000 shares of Common Stock to 140,000 shares of Common Stock. All other terms of the 2022 Plan remained the same.
On May 8, 2023, the Company adopted the second amendment to the 2022 Plan to increase the number of shares of Common Stock available for issuance under the 2022 Plan from 140,000 shares of Common Stock to 160,000 shares of Common Stock. All other terms of the 2022 Plan remained the same.
As of September 30, 2023, only RSU grants have been made under the 2022 Plan and there were 24,541 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the nine months ended September 30, 2023:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	51,166	$60.69
Vested exercised	(10,067)	12.95
Forfeitures	(15,298)	85.82
Outstanding as of September 30, 2023	25,801	$64.42	6.8	$—
Exercisable as of September 30, 2023	19,067	$47.89	6.3	$—
Vested and expected to vest as of September 30, 2023	25,801	$64.42	6.8	$—
As of September 30, 2023, there was a total of $0.4 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.2 years.
The total intrinsic value of options exercised during the three and nine months ended September 30, 2023 was $0.00 million and $0.2 million, respectively, and during the three and nine months ended September 30, 2022, and $0.7 million and $4.9 million, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the nine months ended September 30, 2023. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2022	155,573	$199.74
Granted	211,509	27.33
Vested	(37,627)	200.98
Forfeited	(64,540)	117.92
Outstanding as of September 30, 2023	264,915	$81.94
As of September 30, 2023, there was a total of $17.6 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.6 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $0.5 million.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development expenses	$472	$737	$1,629	$1,624
Selling, general and administrative expenses	1,684	2,552	4,824	6,911
Total	$2,156	$3,289	$6,453	$8,535
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Options	$81	$106	$269	$357
RSUs & RSAs	2,068	3,096	6,167	8,079
ESPP	7	45	17	127
Performance Awards	$—	$42	—	(28)
Total	$2,156	$3,289	$6,453	$8,535
Performance Awards
Performance awards under the 2021 Plan are accounted for as liability-classified awards, as the obligations are typically a fixed monetary amount which is settled on a future date in a variable number of shares of the Company’s Common Stock. The variable number of potentially settled shares is not limited. Performance awards are measured at their fair value based on management’s estimates of potential outcomes of the performance. Outstanding performance awards correspond to zero shares if they were settled on September 30, 2023.
Issuance of Common Stock to Non-employees
During the three months ended March 31, 2023, the Company issued 2,700 shares of the Company’s Common Stock to a third party consulting firm in exchange for public relations services. The shares were not issued under the equity incentive plans described above. Under the agreement, the shares are contingently forfeitable in the event of early termination by the Company. The shares had an issuance date fair value of $0.1 million to be recorded as consulting

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
expense over the six-month term of the agreement. Related consulting expense of $0.1 million was recognized during the six months ended June 30, 2023. The Company issued no shares to non-employees in the current quarter.
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
As the Company incurred a net loss for the three and nine months ended September 30, 2023 and 2022, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options and unvested stock units outstanding	296,861	211,821	235,736	124,860
Warrants outstanding	629,271	397,950	629,271	399,548
Contingent Sponsor Earnout Shares	28,750	28,750	28,750	28,750
Total	954,882	638,521	893,757	553,158
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of September 30, 2023, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2023	15,226
2024	600
Total	$15,826
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
On April 10, 2023, the parties filed a Notice of Settlement with the Court, and on August 18, 2023, the parties executed a Settlement Agreement. On August 30, 2023 the lead plaintiff filed a Motion for Preliminary Approval of Class Action Settlement, and the Court entered an Order Preliminarily Approving Settlement and Providing for Notice on September 21, 2023. Pursuant to that Order, the deadline for the deposit of funds into the settlement escrow account originally was October 5, 2023. With $5.0 million of the $8.5 million settlement amount deposited in the settlement escrow account. The Company requested an extension of the deadline to deposit the balance of the funds, and the parties negotiated an extension of that deadline to October 12, 2023. The deadline extension was granted by Court Order dated, October 10, 2023.

On October 23, 2023, lead plaintiff filed a Motion to Enforce Settlement Agreement with a hearing on the motion set for November 20, 2023. The Company filed a response to the motion on October 30, 2023. As of the date of the filing of this Form 10-Q, the parties continue to discuss an extension of the deadline for the deposit of $3.5 million the balance of the settlement escrow account funds.

The settlement agreement remains subject to the satisfaction of various conditions, including negotiation and execution of a memorandum of understanding, final stipulation of settlement, notice to the proposed class, and approval by the United States District Court for the Central District of California. If these conditions are satisfied, the proposed settlement will resolve all claims in the Securities Class Actions against the Company (except as to any shareholders that may elect to opt-out of the class). The Company and the other defendants have denied and continue to deny each and all of the claims alleged in the Securities Class Actions, and the proposed settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. In the event that the Company is unable to execute a final stipulation of settlement and obtain Court approval, the Company will continue to vigorously defend against the claims asserted in the Securities Class Actions.

As a result of the agreement to settle the Securities Class Action, the Company recorded a litigation settlement contingency of $8.5 million. The Company additionally recorded an insurance receivable of $4.0 million for the insurance proceeds expected from its insurers related to the settlement. The net amount of $4.5 million was recognized in litigation settlement, net during the year ended December 31, 2022.
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
The Company incurred legal expenses related to these matters of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, and expects to continue to incur legal expenses in the future.
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

On January 25, 2023, a shareholder derivative action was filed by Melissa Hanna, on behalf of the Company, in the US District Court for the Northern District of California, Case No. 5:23-cv-00374, against the Company (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood (the “Derivative Action II”). The Derivative Action II alleges the same core allegations as stated in the Securities Class Actions, and also claims that the Company ignored and/or refused a prior demand made by Ms. Hanna on the Company’s Board of Directors. This matter had been stayed until at least August 2023. The Company intends to vigorously defend the litigation.

On April 25, 2023, a shareholder derivative action was filed by Justin Rivlin, purportedly on behalf of the Company, in the United States District Court for the District of California, Case No. 2:23-cv-03120, against the Company (as a nominal defendant), Brian Kabot, James Norris, Marc Lehmann, James Hofmockel, and Ann Kono. The Rivlin derivative action alleges the same core allegations as stated in the Securities Class Actions. The Company has filed a motion to dismiss the complaint on the grounds that the claims are time-barred and that the plaintiff was not excused from making a demand on the Company before filing the lawsuit. The Company intends to vigorously defend the litigation. On August 4, 2023, the plaintiff in the Rivlin action responded to the Company’s motion to dismiss by

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
filing an amended complaint adding new claims and new defendants, including existing Board members Chris Hadfield, Mitchel B. Kugler, Kimberly A. Reed, Linda J. Reiners and John C. Rood.

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

The Company and other defendants held a joint mediation on October 25, 2023 with the plaintiffs in the Hanna, Rivlin and Lindsey derivative actions. The mediation did not result in a settlement at that time, but the parties are continuing to discuss possible settlement. If the cases do not settle, the Company intends to defend the action vigorously. The deadline for the Company and the other defendants to answer or move to dismiss each of the derivative actions is December 4, 2023.
SAFE Note Litigation
On July 20, 2022, The Larian Living Trust ("TLLT") filed an action against the Company in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4.0 million in the Company. TLLT alleges that a "liquidity event" occurred when the Company closed the Business Combination, such that it was entitled to the greater of its $4.0 million investment or its “Conversion Amount” of the Company’s shares, which was a total of 14,500 shares of the Company’s stock. TLLT further alleges that the Company refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its attorney's fees and costs. On March 16, 2023, the Company’s motion to dismiss TLLT’s claims was denied and the parties will move forward with discovery. On July 13, 2023, the Company filed a motion for partial summary judgment. The hearing on the Company’s motion for partial summary judgment is set for November 8, 2023, TLLT filed an Answering Brief on September 15, 2023, and the Company filed a Reply Brief on October 16, 2023. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
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
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from the Company. Following the Company filing a motion to dismiss this action, on November 14, 2022, Mr. Kokorich filed an amended complaint. Additional motions to dismiss and replies were filed and considered at a hearing on February 2, 2023. The Delaware Chancery Court granted the Company’s motion to dismiss the Kokorich indemnification claim action on May 15, 2023.On June 13, 2023, Kokorich filed a notice of appeal. On July 28, 2023, Kokorich filed Appellant’s Brief. The Company filed Appellee’s Answering Brief on August 28, 2023, and Kokorich filed a Reply Brief on September 15, 2023. The oral

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
argument on Kokorich’s appeal is scheduled for Novermber 15, 2023. The Company continues to dispute the allegations in the complaint and intends to vigorously defend the litigation on appeal.

On March 24, 2023, Mr. Khasis filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2023-0361) seeking indemnification and advancement of expenses from the Company. On April 17, 2023, the Company filed a motion to dismiss. On May 16, 2023. Mr. Khasis filed an amended complaint. On May 23, 2023, Momentus filed a motion to dismiss the amended complaint. Separately, Khasis has requested an expedited trial in his claim for advancement of fees. On June 23, 2023, the Court of Chancery ordered that Khasis indemnification litigation will not be stayed pending the appeal of the Kokorich. Moreover, the Court of Chancery further ordered the parties to prepare a scheduling order to the Court which includes all relevant deadlines to argue the Company’s motion to dismiss and Khasis’ expedited motion for advancement concurrently. The parties are currently negotiating concerning an acceptable schedule. On October 17, 2023, the parties reached an agreement to stay the proceeding until January 1, 2024. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
Delaware Class Actions
On November 10, 2022, purported stockholders filed a putative class action complaint against Brian Kabot, James Hofmockel, Ann Kono, Marc Lehmann, James Norris, Juan Manuel Quiroga, SRC-NI Holdings, LLC, Edward K. Freedman, Mikhail Kokorich, Dawn Harms, Fred Kennedy, and John C. Rood in the Court of Chancery of the State of Delaware, in a case captioned Shirley, et al. v. Kabot et al., 2022-1023-PAF (the “Shirley Action”). The complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock on or before August 9, 2021.

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

On May 26, 2023, plaintiffs filed a stipulation and proposed order for consolidation and appointment of co-lead plaintiffs and co-lead plaintiffs’ counsel designating the complaint filed in the Lora Action as the operative complaint.On June 30, 2023, the defendants each filed a motion to dismiss the complaint. On October 26, 2023, plaintiff’s filed their answering briefs in opposition to the motions to dismiss, and the defendants’ reply briefs are due to be filed on or before December 14, 2023, and a hearing on the motions to dismiss is scheduled for February 1, 2023.

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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)

Threatened Claims

On October 23, 2023, Stephen J. Purcell, on behalf of the law firm Purcell & Lefkowitz LLP, threatened to file a legal proceeding to receive attorney’s fees in the amount of $80,000 related to a stockholder litigation demand letter submitted to Momentus, dated July 20, 2021 on behalf of Joel Zalvin, a purported stockholder of Momentus. The stockholder litigation demand letter asserted that the vote to increase the number of shares of Class A common stock of Momentus at the special meeting of stockholders on August 11, 2021 was conducted in violation of Delaware law. On March 14, 2023, the Delaware Court of Chancery granted the Company’s request pursuant to 8 Del. C. §205, or Section 205 of the Delaware General Corporation Law (the “Petition”) in order to validate and declare effective the Second Amended and Restated Certificate of Incorporation of the Company and validate and declare effective the shares of the Company’s Class A Common Stock issued in reliance on such provisions of the Second Amended and Restated Certificate of Incorporation of the Company as of the date of the original issuance of such shares. Further on March 14, 2023, the Court of Chancery entered an order under 8 Del. C. §205 (i) declaring the Second Amended and Restated Certificate of Incorporation of the Company, including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on August 12, 2021, and (ii) ordering that the Company’s Class A Common Stock (and the issuance of the Class A Common Stock) described in the Petition and any other securities issued in reliance of the validity of the Second Amended and Restated Certificate of Incorporation of the Company are validated and declared effective, each as of the original issuance dates. Momentus did not take action in response to the July 20, 2021 demand letter, but rather filed the Petition over one year later, following a decision by the Delaware Chancery Court that created uncertainty as to the validity of the Company’s Second Amended and Restated Certificate of Incorporation. Accordingly, Momentus believes that the threatened claim is without merit and intends to vigorously defend any such claim if brought.

Prior to the close of the Business Combination, Alex Ciccotelli, represented by Rigrodsky Law, sent SRAC a disclosure demand letter dated November 9, 2020, and Jeffrey Justice II, represented by Grabar Law Office, sent SRAC a disclosure demand letter dated August 3, 2021. Mr. Ciccotelli then filed a civil action against SRAC. After receiving various shareholder disclosure demands, SRAC voluntarily issued certain pre-closing supplemental disclosures, without admission, as stated in its August 5, 2021 Form 8-K filing. The Ciccotelli action was thereafter dismissed as moot. On March 20, 2023, Rigrodsky Law threatened to file a fee petition seeking an award of fees and expenses if the Company does not agree to pay a mootness fee, and more recently, in October 2023, reiterated the demand on behalf of Messrs. Ciccotelli and Justice for payment of mootness fees. The Company maintains that, while certain amendments were made by SRAC to pre-closing disclosures, none of the disclosures made was material and the Company disputes that the claims for fees have merit.
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
Note 13. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2023 and 2022, respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.
Note 14. Subsequent Events
Registered Direct Securities Sale
On October 2, 2023, the Company entered into an agreement to sell 290,000 shares of Class A common stock, at a purchase price of $2.00 per share, resulting in total gross proceeds of approximately $4.0 million before deducting placement agent commissions and other estimated offering expenses (the “October Offering”).
As part of the October Offering, the Company issued to the investor (i) 1,710,000 pre-funded warrants (the “October Pre-Funded Warrants”) and (ii) 2,000,000 warrants with a strike price of $2.00 (the “October Warrants”). The October Warrants will be exercisable immediately after issuance and will expire five years from the date of issuance. The offering closed on October 4, 2023.
In connection with the October Offering, the Company also agreed to amend each of the Series A Warrants, Series B Warrants, and February Class A Warrants to purchase up to an aggregate of 672,948, 672,948, and 231,321 shares of Class A common stock, respectively, at an exercise price of $7.18 per share. Prior to amendment, the Series A Warrants and February Class A Warrants had a termination date of September 11, 2028 and the Series B Warrants had a termination date of September 11, 2024. Upon amendment, each of the Series A Warrants, Series B Warrants, and February Class A Warrants will have a reduced exercise price of $2.00 per share and a termination date of October 4, 2028.
Immediately after modification on October 4, 2023, the Company issued 672,948 shares of Class A common stock as a result of the exercise of the Series B Warrants and received cash proceeds of approximately $1.3 million.
Securities Class Action Escrow Account Payment
On October 5, 2023, in relation to the Securities Class Action litigation settlement contingency (refer to Note 12), the Company paid $1.0 million into the lead plaintiff’s escrow account. Insurance carrier made an additional $0.5 million payment to that same escrow account resulting in a reduction to the litigation settlement contingency to $3.5 million.
Founder Litigation Payment
On October 18, 2023, in relation to the Founder Litigation (refer to Note 12), the Company paid Lev Khasis $0.1 million related to Mr. Khasis’ legal expenses.
Warrant Inducement Agreement
On November 7, 2023, the Company entered into a warrant inducement agreement with an investor. Pursuant to the warrant inducement agreement, the Company agreed to issue new warrants to purchase up to 5,808,538 shares of the Company’s Class A common stock, with a strike price of $3.86 per share, in consideration of the investor’s agreement to exercise the 672,948, 231,321, and 2,000,000 of Series A Warrants, February Class A Warrants, and October Warrants. The new warrants will be exercisable immediately after issuance and will expire five years from the date of issuance. The transactions contemplated by the warrant inducement agreement closed on November 9, 2023.
In connection with the warrant inducement agreement, on November 9, 2023 investor paid gross proceeds of approximately $6.5 million, before deducting offering fees and other expenses payable by the Company,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
representing the exercise price of $2.00 per share for the 2,904,269 shares of Class A common stock issuable upon the exercise of the Series A Warrants, February Class A Warrants and October Warrants, plus an additional $0.25 consideration per share. On November 9, 2023, only 1,188,269 shares of Class A common stock were delivered to the investor due to beneficial ownership limitations on the exercise of the Series A Warrants, February Class A Warrants and October Warrants, with the remaining 1,716,000 shares deliverable to the investor in accordance with the beneficial ownership limitations in the respective warrant agreements.
F-37

Tables of Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and Annual Report on Form 10-K filed with the SEC on March 8, 2023. This discussion and analysis should also be read together with our financial information for the period ended and as of September 30, 2023. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 8, 2023, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
Momentus offers satellite buses, and transportation and infrastructure services to help enable the commercialization of space and support the missions of U.S. and friendly government missions. Satellite operators are our target commercial customers. Momentus is also seeking business in support of U.S. Government missions for Departments and Agencies like NASA and the Department of Defense.

Services that we plan to provide include provision of satellite buses, integration of payload instruments, “last mile” satellite transportation, payload-hosting, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings.
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
Momentus has developed the M-1000 satellite bus that the company is offering to both commercial and U.S. government customers. The market for satellite buses in this class is substantial and growing. The M-1000 satellite bus is based on the Vigoride OSV and has substantial commonality.
On January 3, 2023, the Company launched its Vigoride 5 OSV to Low-Earth Orbit aboard the SpaceX Transporter-6 mission. The mission is ongoing and the Vigoride 5 OSV is maneuvering under its own power in low-earth orbit. The primary mission objective is to test the spacecraft on orbit, learn from any issues that are encountered and implement lessons-learned on future Vigoride vehicles and missions. The mission also supported two customers: the Qosmosys Zeus-1 payload which was deployed on orbit on May 10, 2023, and Caltech’s Space Solar Power Demonstrator project, a hosted payload for which the Vigoride 5 continues to provide thrusting maneuvers and on-orbit support, including providing data, power, communication, commanding and telemetry, and resources for optimal picture taking and solar cell lighting.
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
On April 15, 2023, the Company launched its Vigoride 6 OSV to low-earth orbit aboard the SpaceX Transporter-7 mission and used Vigoride 6 OSV to support the deliveries of six customer payloads, including two satellites for the NASA LLITED mission.
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
Our ability to execute on our business plan is dependent on the continued development and successful commercialization of the technologies described in this Form 10-Q. We believe our water plasma propulsion technology will be a key differentiator of our product offerings, and preliminary in-space tests are successful, however there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all. This Form 10-Q describes Momentus’ current business plans for continuing to develop its technology and marketing and commercializing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles.

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
Customer Demand
We have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. As of September 30, 2023, we had collected approximately $1.6 million in customer deposits related to future launches. There were no refunds paid during the three and nine months ended September 30, 2023 and 2022.
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
Recent Developments
September 2023 Securities Purchase Agreement
On September 11, 2023, Momentus sold an aggregate of 210,000 shares of Class A common stock at a purchase price of $7.43 per share, pre-funded warrants to purchase an aggregate of 462,948 shares of Class A common stock at a purchase price of $7.43 per pre-funded warrant less the exercise price of $0.00001 per pre-funded warrant, and the Series A Warrants and Series B Warrants to purchase 672,948 and 672,948 shares of Class A common stock, respectively, to an institutional investor. The aggregate gross proceeds of this offering, before the deduction of fees and expenses, was approximately $5.0 million.

In connection with the September Offering, the Company also amended the terms of February Class A Warrants in order to modify the exercise price and expiration date. In accordance with ASC 815 guidance on equity classified warrant modifications, the incremental change in fair value of the February Class A Warrants of $0.6 million upon modification was accounted for as an equity issuance cost.
During the three months ended September 30, 2023, the Company issued 462,948 shares of Class A common stock as a result of all of the September Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds from the exercise of such September Pre-Funded Warrants.
Amendment to Certificate of Incorporation; Reverse Stock Split

Effective August 22, 2023, the Company’s stockholders approved a 50 for 1 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 50 shares of Class A common stock issued and outstanding on August 22, 2023, were automatically combined into one share of Common Stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. To effectuate the reverse stock split, the Company filed a certificate of amendment to the Second Amended and Restated Certificate of Incorporation. There was no change to par value and the total number of authorized shares of Class A common stock. The Company’s preferred stock was not affected by the reverse stock split. The Company has retroactively adjusted all periods presented for the effects of the stock split.
February 2023 Securities Purchase Agreement
On February 27, 2023, Momentus sold an aggregate of 187,920 shares of Class A common stock at a purchase price of $43.23 per share, pre-funded warrants to purchase an aggregate of 43,401 shares of Class A common stock at a purchase price of $43.23 per pre-funded warrant less the exercise price of $0.00001 per pre-funded warrant, and warrants to purchase 231,321 shares of Class A common stock to an institutional investor. The aggregate gross proceeds of this offering, before the deduction of fees and expenses, was approximately $10.0 million. We used all of the net proceeds from this offering to satisfy certain stock repurchase obligations of the Company from prior to the Business Combination.
During the three months ended June 30, 2023, the Company issued 43,401 shares of Class A common stock as a result of all of the February Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds from the exercise of such February Pre-Funded Warrants.
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
During the nine months ended September 30, 2023, there were no sales under the ATM Sales Agreement.
CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred and expect to incur significant expenses in connection with the implementation of the NSA described below. We have also incurred significant expenses related to the SEC settlement discussed below. The Company incurred legal expenses related to these matters of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, and expects to continue to incur legal expenses in the future.

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
During the three months ended September 30, 2023, the Company recognized $0.3 million of revenue, primarily from the completion of performance obligations in connection with the Vigoride 5 hosted payload mission as well as some forfeited customer deposits upon contract expiration.
As of September 30, 2023 we have signed contracts with customers and have collected approximately $1.6 million in customer deposits, of which, $1.2 million are recorded as current contract liabilities and $0.4 million are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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
As of September 30, 2023, we have expensed all research and development costs associated with developing and building our vehicles. We expect to continue to see an increase in our research and development expenses as we develop our next generation of vehicles.
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

Comparison of Financial Results for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Service revenue	$339	$129	$210	163%
Cost of revenue	119	14	105	750%
Gross profit	220	115	105	91%

Operating expenses:
Research and development expenses	5,992	10,571	(4,579)	(43%)
Selling, general and administrative expenses	9,294	11,184	(1,890)	(17%)
Total operating expenses	15,286	21,755	(6,469)	(30%)
Loss from operations	(15,066)	(21,640)	6,574	(30%)

Other income (expense), net:
Change in fair value of warrant liability	221	1,579	(1,358)	(86%)
Realized loss on disposal of assets	—	(45)	45	(100%)
Interest income	216	28	188	671%
Interest expense	(530)	(1,261)	731	(58%)
Other income	—	41	(41)	(100%)
Total other income (expense), net	(93)	342	(435)	(127%)
Net loss	$(15,159)	$(21,298)	$6,139	(29%)
Service revenue
The revenue recognized during the three months ended September 30, 2023 was primarily driven by fulfillment of performance obligations to customers in connection with the Vigoride 5 hosted payload mission, resulting in $0.3 million of revenue recognition. The remaining less than $0.1 million of revenue recognized was for a customer deposit forfeiture upon contract expiration.
The revenue recognized during the three months ended September 30, 2022 was due to the resolution of variable consideration uncertainties, relating to Vigoride anomalies and subsequent concessions, which had caused the Company to defer revenues pertaining to its first launch in May 2022, as well as forfeited customer deposits related to contract cancellations.
Cost of revenue
The cost of revenue during the three months ended September 30, 2023 was due to the launch cost allocated to customer payloads on the Vigoride 5 mission. The Company allocated the cost of the launch proportionally based on payload weight.
The cost of revenue during the three months ended September 30, 2022 was due to the revenue recognition relating to deferred revenues from the Company’s first launch in May 2022 described above.
Research and development expenses
Research and development expenses decreased from $10.6 million in the three months ended September 30, 2022 to $6.0 million in the three months ended September 30, 2023. The decrease was driven by a $1.7 million reduction in payroll costs (including a decrease of $0.3 million in non-cash stock based compensation) due to decreased headcount, decreased spending on materials of $1.6 million, and a $0.6 million reduction in allocated information technology and facilities expenses. Subcontractor costs and other overhead costs also decreased by $0.4 million and $0.3 million, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $11.2 million in the three months ended September 30, 2022 to $9.3 million in the three months ended September 30, 2023. NSA compliance spending decreased by $0.3 million and other legal services expenses decreased by $0.4 million, partially offset by a $0.6 million increase in SEC compliance spending, as a result of the Company’s activity related to the NSA and SEC topics discussed in

Note 12 shifting from legal proceedings to compliance. Payroll costs decreased by $1.2 million (including a decrease of $0.9 million in non-cash stock based compensation) due decreased headcount. Consulting and other professional services and other general corporate expenses decreased by $0.3 million and $0.1 million, respectively.
Change in fair value of warrant liability
For both the three months ended September 30, 2023 and 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.
Realized loss on disposal of assets
Realized loss on disposal of assets in the three months ended September 30, 2023 and 2022, was immaterial.
Interest income
Interest income increased from an immaterial amount for three months ended September 30, 2022 to $0.2 million for the three months ended September 30, 2023 as the Company invested more in money market funds in response to rising interest rates.
Interest expense
Interest expense decreased from $1.3 million of cash and amortization interest for the three months ended September 30, 2022 to $0.5 million of cash and amortization interest for the three months ended September 30, 2023 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.
Other income
Other income in the three months ended September 30, 2023 and 2022, was immaterial.
Comparison of Financial Results for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Service revenue	$2,066	$179	$1,887	1054%
Cost of revenue	507	26	481	1850%
Gross profit	1,559	153	1,406	919%

Operating expenses:
Research and development expenses	26,315	31,438	(5,123)	(16%)
Selling, general and administrative expenses	29,571	38,898	(9,327)	(24%)
Total operating expenses	55,886	70,336	(14,450)	(21%)
Loss from operations	(54,327)	(70,183)	15,856	(23%)

Other income (expense), net:
Change in fair value of warrant liability	559	3,382	(2,823)	(83%)
Realized loss on disposal of assets	(17)	(114)	97	(85%)
Interest income	1,128	33	1,095	3318%
Interest expense	(2,182)	(4,166)	1,984	(48%)
Other income	20	44	(24)	(55%)
Total other income (expense), net	(492)	(821)	329	(40%)
Net loss	$(54,819)	$(71,004)	16,185	(23%)
Service revenue
The revenue recognized during the nine months ended September 30, 2023 was primarily driven by fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers, resulting in $1.6 million of revenue recognition. The remaining $0.5 million of revenue recognized was a combination of customer deposit forfeiture upon contract expiration and the launch of one customer payload through another supplier on the SpaceX Transporter 8 mission.

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
Cost of revenue
The cost of revenue during the nine months ended September 30, 2023 was due to the launch cost allocated to customer payloads on the Vigoride 5 and Vigoride 6 missions. The Company allocated the cost of the launch proportionally based on payload weight.
The cost of revenue during the nine months ended September 30, 2022 was due to the revenue recognition relating to deferred revenues from the Company’s first launch in May 2022 described above.
Research and development expenses
Research and development expenses decreased from $31.4 million in the nine months ended September 30, 2022 to $26.3 million in the nine months ended September 30, 2023. The decrease was primarily due to spending on materials and components, which decreased by $2.9 million, a reduction in allocated information technology and facilities expenses of $1.4 million, and a $1.9 million reduction in payroll costs due to decreased headcount and related decreases in signing bonuses. Other overhead costs also decreased by $0.4 million. These decreases are partially offset by increases in launch costs of $1.4 million associated with Vigoride 5 and Vigoride 6 missions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $38.9 million in the nine months ended September 30, 2022 to $29.6 million in the nine months ended September 30, 2023. SEC compliance spending decreased by $1.1 million, NSA compliance spending decreased by $1.2 million, other legal services expenses decreased by $1.0 million, and non-legal professional fees decreased by $1.3 million as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. Non-stock based compensation payroll decreased by $0.7 million due to prior year one-time bonuses and executive departures temporarily replaced by consultants, and stock based compensation decreased by $2.1 million due to executive turnover. IT overhead costs, G&A launch costs associated with a strategic supplier test in May 2022, and other general corporate office expenses (including insurance costs) decreased by $0.8 million, $0.6 million, and $0.5 million, respectively.
Change in fair value of warrant liability
For both the nine months ended September 30, 2023 and 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.
Realized loss on disposal of assets
The decrease in realized loss on disposal of asset for the nine months ended September 30, 2023, compared to nine months ended September 30, 2022, was due to disposals of furniture and equipment related to the end of three minor leases during the nine months ended September 30, 2022, compared to immaterial disposals during the nine months ended September 30, 2023.
Interest income
Interest income increased from an immaterial amount for nine months ended September 30, 2022 to $1.1 million for the nine months ended September 30, 2023 as the Company invested more in money market funds in response to rising interest rates.
Interest expense
Interest expense decreased from $4.2 million of cash and amortization interest for the nine months ended September 30, 2022 to $2.2 million of cash and amortization interest for the nine months ended September 30, 2023 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.
Litigation settlement, net

Litigation settlement expense for the nine months ended September 30, 2023 and 2022, were immaterial. However, the total accrued balance as of September 30, 2023, was $5.0 million.
Other income
Other income for the nine months ended September 30, 2023 and 2022, was immaterial.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $15.2 million and $54.8 million for the three and nine months ended September 30, 2023, respectively, and had an accumulated deficit of $358.9 million as of September 30, 2023. Additionally, the Company used net cash of $46.0 million to fund its operating activities for the nine months ended September 30, 2023, and had cash and cash equivalents of $9.7 million as of September 30, 2023.

In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2023, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.

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
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in:
Operating activities	$(45,987)	$(71,495)
Investing activities	(7)	(641)
Financing activities	(5,905)	(6,244)
Net change in cash and cash equivalents	$(51,899)	$(78,380)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $46.0 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus of $2.6 million and stock-based compensation of $6.5 million, were $15.6 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $8.4 million. Professional fees of $12.8 million included $2.1 million of costs related to the SEC and NSA topics discussed in Note 12 and legal fees of $5.7 million. Office overheads, other general corporate expenses, and cash interest were $6.4 million which includes insurance costs of $2.2 million. The Company incurred launch costs of $1.9 million during the nine months ended September 30, 2023 that were amortized in connection with its first launch. These cash outflows were partially offset by gross profit of $1.6 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the nine months ended September 30, 2023. The Company additionally had change in cash from changes in operating assets and liabilities of $2.4 million.
Net cash used in operating activities for the nine months ended September 30, 2022 was $71.5 million, driven primarily by headcount costs, research and development activities, and professional fees related to the SEC and NSA compliance costs, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $21.9 million. Research and development activity expenses, including materials, components, and subcontractor costs were $11.2 million. Legal fees, related to the SEC and CFIUS review topics, discussed in Note 12, were $6.7 million. The Company additionally paid the $5.0 million SEC settlement payable during the nine months ended September 30, 2022. Professional fees for recruiting, accounting and audit, and other services were $10.8 million. Office overheads, other general corporate expenses, and cash interest were $12.3 million. The Company incurred launch costs of $1.2 million during the nine months ended September 30, 2022, that were amortized in connection with its first launch.
Investing Activities
Net cash used in investing activities was $0.01 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively, which consisted primarily of purchases of machinery and equipment partially offset by proceeds from sale of machinery and equipment.
Financing Activities
Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2023, primarily due to principal repayments of $9.6 million under the Term Loan and $10.0 million paid to satisfy the stock repurchase agreement contingent liability. These cash outflows were partially offset by gross proceeds of approximately $10.0 million and $5.0 million received from the February Offering and the September Offering, respectively.
Net cash used in financing activities was $6.2 million for the nine months ended September 30, 2022, primarily due to principal repayment under the Term Loan, which did not commence until March of 2022.
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
We have principal of $5.7 million outstanding under the Term Loan. Refer to Note 8.
We enter into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. Refer to Note 12.
As a result of the settlement of the Amended Complaint, we recorded a litigation settlement contingency of $8.5 million. As of September 30, 2023, $3.5 million has been placed in escrow for the litigation settlement by insurance companies and the remaining litigation settlement contingency is $5.0 million (refer to Note 12). Subsequent to September 30, 2023, the company placed $1.0 million and the insurance company made the last $0.5 million payment to the escrow account for the litigation settlement, bringing the balance of funds in the litigation settlement escrow account as of the date of the filing of this Form 10-Q to $5.0 million and the remaining litigation settlement contingency is $3.5 million. Refer to Note 14.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023, we had cash and cash equivalents of $9.7 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Because the Term Loan indebtedness bears interests at a fixed rate, it is not impacted by changes in interest rates.
Foreign Currency Risk
There were no material foreign currency transactions for the three and nine months ended September 30, 2023 and 2022. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites to custom orbits. Our initial mission in May 2022 was a hybrid commercial-demonstration mission in which our vehicles would deliver paying customers’ satellites into orbit for the first time. We used a third-party deployer from a partner company to place our first customer satellite in orbit. Our Vigoride spacecraft reached low-earth orbit and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its communication and power systems limited our ability to communicate with the vehicle. Since that time, the Vigoride spacecraft has deployed five additional customer satellites, but we have been unable to confirm the deployment of the remaining two customer satellites. The communication issues also prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer and service operations.
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
We may not be able to convert our customer orders into revenue.

Our customer contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is paid at the time the contract is signed. In certain situations, Momentus may decide to refund customers for their deposits, even though it is not contractually required, to maintain goodwill with customers.
In addition, if we do not receive regulatory approvals in a timely manner, or our future missions experience anomalies in addition to the issues experienced by our inaugural Vigoride mission (Vigoride 3), our prospects will be materially adversely affected. If we continue to experience delays or future missions experience significant anomalies.
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
On July 3, 2023 the Company reduced its workforce by 18 employees to help achieve a more cost-efficient organization necessary to increase cash runway for the Company. The Company has no immediate plans for further reductions in its workforce, but may undertake such plans if it is unable to raise additional capital or otherwise fund the operations. The reductions in workforce to date, and any further reductions, as well as the perceptions of our vendors, customers, potential customers and investors regarding these actions, could adversely affect our ability to operate the business and achieve business objectives, which could consequently effect our business, financial condition, results of operations and share price.
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

In the event we pursue protection under Chapters 7 or 11 of the United States Bankruptcy Code, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among other things: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of any financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our customers, vendors, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking bankruptcy court approval; and the ability of third parties to force us to into Chapter 7 proceedings rather than Chapter 11 proceedings and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for the Company. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek protection under Chapters 7 or 11 of the United States Bankruptcy Code (“Bankruptcy Protection”) we will emerge from such Bankruptcy Protection as a going concern or that holders of our Class A common stock will receive any recovery from any bankruptcy proceedings.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary for us to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to holders of our Class A common stock than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
There were no adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by our Section 16 officers and directors for the three months ended September 30, 2023, each of which would be intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Amendment to Certificate of Incorporation; Reverse Stock Split
Effective August 22, 2023, the Company’s stockholders approved a 1-for-50 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 50 shares of Class A common stock issued and outstanding on August 22, 2023, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. To effectuate the reverse stock split, the Company filed a certificate of amendment to the Second Amended and Restated Certificate of Incorporation. There was no change to par value and the total number of authorized shares of Class A common stock. The Company’s preferred stock was not affected by the reverse stock split.

ITEM 6. Exhibits

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

3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 22, 2023)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on September 7, 2023)
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on September 7, 2023)
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on September 7, 2023)
4.4	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on September 7, 2023)
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on October 3, 2023)
4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on October 3, 2023)
4.7	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on October 3, 2023)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 7, 2023)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 3, 2023)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Tables of Contents

Exhibit Number	Description of Exhibit
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

MOMENTUS INC.

Date: November 14, 2023	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Eric Williams
	Name:	Eric Williams
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)