Form 10-K
period 2023-12-31
Momentus Inc.
filed 2024-06-06
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Company on December 31, 2023, based on the closing price of $1.73 for shares of our Class A common stock, was approximately $14.3 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 16,625,904 shares of Class A common stock as of May 30, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id:	1596	Auditor Name:	Frank, Rimerman + Co. LLP	Auditor Location:	San Francisco, CA

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Momentus Inc.’s (the “Company,” “Momentus”, “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations.
The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to raise additional capital to finance its longer-term business plan; the ability to negotiate and confirm a sale of substantially all of our assets under Section

363 of the United States Bankruptcy Code (or other plan of reorganization or liquidation); the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellites and satellite components; the ability to market and sell transport services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for small satellites and satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology and Tape Spring Solar Array; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties described under Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Item 1A: "Risk Factors" may not be exhaustive.
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
Summary of Risk Factors
Risks Related to the Business and Industry of Momentus
•We may be unable to raise additional capital needed to execute our business plan.
•We may be unable to successfully market and sell small satellites to government and commercial customers in sufficient quantity to support our business plan.
•We have a history since 2022 of delivering customer satellites using our service vehicles, and setbacks experienced during our demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation and could harm our reputation.
•Setbacks in the development, testing, and production of new satellites, as well as potential setbacks during missions to operate or place in orbit satellites and related technologies such as solar arrays could have a material adverse effect on our business, financial condition, and results of operation and could harm our reputation.
•A component of our business model is the delivery of satellites using our vehicles from low-earth orbit to other orbits. The technology for this maneuver is still in the development stage and development has not been completed.
•We may not receive all required governmental licenses and approvals.
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
•The market for in-space infrastructure services has not been established with precision, and may grow more slowly than expected.
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
•We may experience a total loss of our satellites and related technologies, Orbital Service Vehicle and our customers’ payloads during the launch into space.
•Our business involves significant risks and uncertainties that may not be covered by insurance.
•If our spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
•We cannot provide assurances that our satellites, vehicles, and other technologies will continue to operate successfully in space throughout their expected operational lives.
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
•We expect to face intense competition in the satellite bus market, satellite transport and related services and other services which we may develop in the space transportation industry.
•If we fail to adequately protect our intellectual property rights or our intellectual property applications for registration fail to become issued or registered, our competitive position could be impaired.
•We may experience warranty claims for failures, schedule delays or other problems with our products.
•We are highly dependent on our senior management team and other highly skilled personnel.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•We may not be able to currently, or in the future, continue as a going concern based upon combinations of the various risk factors discussed in this section.
•Our restructurings and associated organizational changes may not adequately reduce our expenses, may lead to additional workforce attrition, and may cause operational disruptions.
•In the event we pursue protection under Chapters 7 or 11 of the United States Bankruptcy Code, we will be subject to the risks and uncertainties associated with such proceedings.
•We have substantial liquidity needs and may not be able to obtain sufficient liquidity to complete a sale of substantially all of our assets under Section 363 of the United States Bankruptcy Code (or any plan of reorganization or liquidation).
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
•Changes in U.S. government policy regarding use of commercial data, satellite launches and operations, or space infrastructure / mission providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our business
•Contracts with the U.S. government subject us to risks including early termination, audits, investigations, sanctions and penalties.
Risks Related to Ownership of Class A Common Stock
•The market price of our Class A common stock and warrants may be volatile, which could cause the value of your investment to decline.
•Future sales of shares by Company officers, directors, other insiders or existing stockholders or sales of a significant number of shares of our Class A common stock, or the perception that such sales may occur, may adversely affect the market price of our Class A common stock.
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
The Business Combination was accounted for as a reverse recapitalization under ASC 805, Business Combinations ("ASC Topic 805") in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, SRAC, who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Momentus is treated as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of a capital transaction in which Legacy Momentus issued stock for the net assets of SRAC, with no goodwill or other intangible assets recorded, and Legacy Momentus’ financial statements became those of the Company. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. See Note 3 for additional information.
Pursuant to the Amended and Restated Certificate of Incorporation of the Company, at the Closing, each share of SRAC’s Class B common stock, par value $0.0001 per share, converted into one share of SRAC’s Class A common stock. After the Closing and following the effectiveness of the Second Amended and Restated Certificate of Incorporation of the Company, each share of Class A common stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of the Company’s Class A common stock, par value $0.00001 per share, without any further action by the Company or any stockholder thereof.
Prior to the Business Combination, SRAC’s units, public shares, and public warrants were listed on the Nasdaq under the symbols “SRACU,” “SRAC,” and “SRACW,” respectively. On August 13, 2021, the Company's Class A common stock and public warrants began trading on the Nasdaq, under the symbols “MNTS” and “MNTSW,” respectively.
On October 7, 2020, and subsequently amended on July 15, 2021, SRAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 220,000 shares of the Company’s Class A common stock at $500.00 per share for aggregate gross proceeds of $110.0 million (the “PIPE Investment”). The PIPE Investors were also granted an equal number of private warrants to purchase the Company’s Class A common stock at $575.00 per share. The warrants were recorded as a derivative liability under ASC Topic 815, Derivatives and Hedging and the warrant liability was initially valued at $30.5 million. The PIPE Investment was consummated concurrently with the closing of the Business Combination.
Overview
Momentus is a U.S. commercial space company that offers satellites, satellite buses, and other satellite components, transportation and infrastructure services, including hosted payloads and other in-orbit services to help enable the commercialization of space. Satellite operators are our principal customers and target customers. Momentus offers satellites and satellite buses and technology designed to meet the specific needs of government and commercials customers.

Products that we provide or plan to provide include satellites, satellite buses, solar arrays, and other satellite components. Our satellites and satellite technologies offer competitive advantages to customers such as greater payload capability, significant on-orbit power, flexibility of design and ability to accommodate a range of sensors, communications equipment, and other space instruments, low cost, and speed of delivery.

Our Tape Spring Solar Array (“TASSA”) is an innovative solar array that Momentus is developing. It offers the potential to produce power at substantially lower cost than competing arrays. It also has important advantages from its ability to be deployed and retracted to protect the array from in-space collisions with debris and to more easily maneuver the satellite to different locations or adjust its characteristics.
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
We plan to provide these services with Orbital Service Vehicles (“OSVs”) that we design and manufacture. While we plan to eventually operate a family of progressively larger and more capable OSVs, we are currently focused on the first vehicle of the family, Vigoride, which will primarily operate in low-earth orbit (LEO). We believe that Vigoride, has the ability to deliver fast, versatile, and cost-effective transportation and infrastructure services to our customers. We conducted our inaugural test and demonstration mission with Vigoride in 2022 as well as two additional test and demonstration missions during 2023. The Company plans to use technological milestones like completion of development of Block 2.2 configuration of the Vigoride OSV, MET propulsion, and TASSA in space, and experience gained in both satellite deployment and hosted payloads as standards to build new OSVs and explore commercial opportunities.
Our transportation service offering focuses on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we partner with leading launch service providers, such as SpaceX to “ride share” our customer’s satellites from Earth to space on a midsized or large rocket. Customer satellites can also be carried aboard small launch vehicles for dedicated missions. Our OSVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe this “hub-and-spoke” model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond transportation.
Our OSVs will initially be expendable, meaning they will be used to perform services before they de-orbit themselves upon completion of their first mission. However, our goal is to eventually make our OSVs reusable, or capable of remaining in space to conduct follow-on missions, which has the potential to lower our cost to deliver services to our customers. To achieve reusability, we need to develop additional technologies that will allow our vehicles to 1.) locate and navigate to customer satellites in space, 2.) physically connect to them, and 3.) perform a variety of robotic operations including fluid transfer.
We are also offering variants of our Vigoride OSV to government and commercial customers as a traditional bus manufacture and satellite prime contractor. Vigoride, and it’s variants, M-500 and M-1000 are being offered to provide payload technology demonstrations as well as forming the space infrastructure backbone for constellations of satellites.
Momentus offers or plans to offer production and operation of small satellites to meet a range of defense, government, and commercial needs such as communications, tracking of missiles, remote sensing, and space domain awareness. There is a growing need for such capabilities for defense, government, and commercial customers. Technologies used to support the Hosted Payload market are directly applicable to offering customer-owned satellites for use in constellations. Momentus is offering high-volume production of busses, based on Vigoride’s technologies, and integrating customer’s unique payloads for a variety of missions ranging from communications to Earth Observation. This market heavily leverages prior investments in satellite technology to access a large and growing market segment. We introduced variants of Vigoride tailored specifically for constellation applications as M-500 and M-1000 in August 2023.
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
We anticipate there could be considerable growth over the coming years in demand for small satellites and satellite busses that Momentus produces. We also anticipate that the space transportation segment will grow as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. We anticipate that the need for small satellite and satellite buses transportation to LEO will continue to drive overall demand growth for space transportation services in the short-term as technology advancements continue to make space more accessible to new market entrants, although new applications beyond LEO are also emerging. We also believe that over the next decade, new space-based businesses may emerge, for example the generation of solar energy in space, space manufacturing or space data processing. The advent of these new business models could substantially increase demand for space transportation and other space infrastructure services.
Beyond transportation, we anticipate that growth of the satellite constellations market may drive demand for our satellites, satellites buses, and technologies like solar arrays, hosted payload, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings, if we are successful in executing on our business plan, including fully developing and validating our technology in space. Satellite constellations have relatively low lifespans and, in our view, will require maintenance, de-orbiting, and other general servicing with higher frequency.
Planned Product and Service Offerings
We are developing our OSVs to provide safe, affordable, reliable, and regular in-space services to our customers, including space transportation, payload hosting, and in-orbit servicing. We have designed our Vigoride vehicle to deliver small customer payloads anywhere in LEO. However, we also plan to design larger vehicles to carry larger payloads to more distant orbits.
We currently plan to offer the following infrastructure services to the space economy:
•Satellites and Constellation Bus: Momentus offers or plans to offer production and operation of small satellites to meet a range of defense, government, and commercial needs such as communications, tracking of missiles, remote sensing, and space domain awareness. There is a growing need for such capabilities for defense, government, and commercial customers. Technologies used to support the Hosted Payload market are directly applicable to offering customer-owned satellites for use in constellations. Momentus is offering high-volume production of busses, based on Vigoride’s technologies, and integrating customer’s unique payloads for a variety of missions ranging from communications to Earth Observation. This market heavily leverages prior investments in satellite technology to access a large and growing market segment. We introduced variants of Vigoride tailored specifically for constellation applications as M-500 and M-1000 in August, 2023.

•Satellite Technologies: Momentus is developing and plans to offer satellite technologies such as our Tape Spring Solar Array and other components used on the Vigoride OSV. These technologies and components have been flown in space and offer important competitive advantages such as low cost and flexibility to meet the needs of a growing market of customers who are owners and operators of satellites.
•Space Transportation: Under this model, our customers will deliver their payload to us a few months prior to launch for integration onto our vehicle. Once we have integrated our customers’ payloads, we then ship our vehicle, holding the customer payload, to the launch site, where it will be integrated onto the launch vehicle. The launch vehicle then transports our vehicle to the drop-off orbit. After separation from the launch vehicle, our OSV will transport our customers’ payloads to their chosen final orbit.
We believe our transportation service has the potential to expand our customers’ deployment options relative to what they could achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. We plan to price our transportation services to custom orbits above competing ride-share services to standard orbits, but below what a satellite operator would need to pay to access a custom orbit using a dedicated small rocket.
•Hosted Payload: There are a broad range of payloads, satellite components, and other space technologies, which customers want to operate, test, or validate in space. During development of a satellite component or other system, testing and validation of performance are important, particularly in the harsh environment of space. In other cases, customers wish to operate technologies such as solar collection and energy transmission systems in space without the expense of developing a full system that includes the satellite bus hosting these instruments. Momentus hosted payload service allows customers to operate, test, and validate the performance of the technology or system in space at lower cost and less complexity. Momentus service offers the ability to manage the integration and operation of these payloads in space. Additionally, Momentus is able to obtain necessary government licenses and manage the integration of these hosted payloads onto our OSV.
•In-Orbit Servicing: We view in-orbit servicing of satellites as a growing business opportunity. As the number of satellites in space increases, so does their need to be serviced. We plan to develop Momentus’ vehicles to be capable of performing in-orbit servicing and are pursuing development activities that support this objective. Although we are still developing this technology, our aim is to equip future vehicles with robotic arms and an ability to maneuver in close proximity to other spacecraft and grapple, dock, or berth with them. Once fully developed, we believe these capabilities could allow us to offer a suite of different in-orbit services, such as inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting.
•Constellation Bus: Technologies used to support the Hosted Payload market are directly applicable to offering customer-owned satellite busses for use in constellations. Momentus is offering high-volume production of low-cost busses, based on Vigoride’s technologies, and integrating customer’s unique payloads for a variety of missions ranging from communications to Earth Observation. This market heavily leverages prior investments in satellite technology to access a large and growing market segment. We introduced variants of Vigoride tailored specifically for constellation applications as M-500 and M-1000 in August, 2023.
Total Addressable Market for Our Services
The Space Foundation sized the broader space economy at $546 billion in Space Report 2023, representing approximately 8% growth from the prior year. According to Morgan Stanley, the space economy could grow to over $1 trillion by 2040. The Space Foundation in Space Report 2023 estimates that global satellite manufacturing revenue was $7.9B in 2022.
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
Satellites, Satellites Buses, and Other Technologies

Momentus has developed and intends to develop additional offerings of satellites, satellite buses, and key technologies such as solar arrays and components such as avionics. These offerings leverage the research and development work conducted by the Company in recent years on its Vigoride Orbital Service Vehicle and use technologies developed for this vehicle. Momentus has offered and intends to continue to offer satellites to meet the needs of defense, government, and commercial customers.

Momentus utilizes its satellite buses and integrates communications equipment, sensors, and other payloads into the resulting satellite that is offered. The specific equipment carried aboard our satellite buses is tailored to meet the specific requirements of different customers.

There is a large and growing market for satellites and their technologies and components. According to the Space Foundations Space Report 2023, over 2,300 satellites were launched in 2022, a roughly 35% increase over the number of satellites launched in 2021. We estimate this market will create considerable demand for the type of satellites, buses, and other technologies and components that Momentus has developed or plans to develop.
Our Service Vehicles
Our research and development objectives have included the development of our existing and future in-space transfer and service vehicles and related water plasma propulsion technology.
Vigoride is the first vehicle developed by Momentus. We expect Vigoride will be sufficient to meet our initial operating plan of offering in-space transportation services to small satellites in LEO as well as payload-hosting services. The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into custom orbits. Vigoride is intended to transport up to 750 kg of customer payload in LEO, although our payload capacity will likely be lower in most common configurations.
We conducted our inaugural test and demonstration mission with Vigoride during 2022 and began our second test and demonstration mission in January 2023 and the third test and demonstration mission in April 2023.
Our 2022 and 2023 launches were intended to be test and demonstration missions. While we carried a few paying customers on these early missions, the primary goals of our 2022 and 2023 missions were to test Vigoride in space, learn from any issues that we encountered and incorporate lessons learned into future Vigoride vehicles. While we conduct an extensive ground-test campaign to identify potential problems with each of our vehicles prior to launch, we have encountered anomalies with our vehicles and their operation in space, and we may encounter additional issues and anomalies in the future. Depending on the nature of issues and anomalies we may encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our test and demonstration missions or commercial missions. Any failures or setbacks could harm our reputation and have a material adverse effect on our business, financial condition, and results of operation.
Early Vigoride vehicles will not be reusable, meaning that they will complete their missions following delivery of their payloads, operation of hosted payload, and testing of new technologies. However, later this decade, we plan to make our vehicles capable of reuse such that, upon delivery of their payloads, they will be able to remain in space to conduct follow-on missions. Establishing reusable vehicles will require significant additional research and technological developments.
Beyond commercialization of Vigoride, we envision bringing larger vehicles to market. These vehicles will be similar to our Vigoride vehicle, but with larger structures, and more powerful propulsion systems in order to carry progressively larger payloads to orbits farther from Earth, such as to Geosynchronous Earth Orbit (GEO).
Water Plasma Propulsion Technology Overview
We believe our water plasma propulsion technology offers unique capabilities for our vehicles and services. The technology is designed to work as follows: Solar panels attached to our vehicle capture solar energy, which is then converted into microwave energy using standard microwave conversion technology. The conversion technology takes direct current power from the solar arrays and storage batteries and outputs the energy in the form of microwaves into the thrust chamber. Once in the chamber, microwave energy is transferred into the water propellant, which is forced through a separate injector. The water is then heated into a plasma state and expelled from the thruster through a nozzle, creating a propulsive force. This propulsion is what would create motion in space.
We chose water as our propellant for several reasons. We believe water is significantly safer than all chemical alternatives, allowing for safe testing and associated operating cost savings across the entire testing chain. Beyond testing, water is a safe resource that we believe will also be considerably safer in space than propellants that introduce risk of accidental combustion. Water can also be stored efficiently at low pressures and over the temperature ranges in which spacecraft equipment typically operates, subject to ensuring lines and tanks do not freeze or become obstructed with ice. This avoids the need for high-pressure tanks which may pose an explosion hazard. Long term, water sourced from the Moon or other near-Earth bodies could be used to extend the range of Momentus’ vehicles servicing transportation needs around the Moon or Mars. Sourcing propellant at the point of use and from low-gravity bodies has logistical advantages over transporting all propellant from the Earth for these longer-range missions.
This Annual Report on Form 10-K describes Momentus’ current business plans for continuing to develop its technology and marketing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles. For a further description of the risks associated with our business, see Risk Factors below.
Inaugural Mission
Vigoride 3 was the first OSV that the Company launched into space. It was built with an upgraded 750-Watt version of the C-band Microwave Electrothermal Thruster (“MET”) compared to Vigoride 1 and Vigoride 2 which were early versions of Vigoride OSV that were fully built and ground tested. The company does not plan to fly either Vigoride 1 or 2, and has incorporated lessons-learned from their development and production into later vehicles.
On May 25, 2022, the Company launched Vigoride 3 to low-earth orbit aboard the SpaceX Transporter-5 mission. In addition to Vigoride 3, Momentus used a second port on the same SpaceX mission to fly a third-party deployer from a partner company. On May 25, 2022, Momentus used the third-party deployer to place its first customer satellite in orbit.
On May 26, 2022, upon establishing two-way contact between Vigoride 3 in low-earth orbit and a ground station on Earth, Momentus discovered that Vigoride 3 had experienced certain anomalies after its launch, primarily relating to its deployable solar arrays, which provide power to the spacecraft and its subsystems. The Company quickly worked to address the anomalies, identify root causes, and pursue solutions to be implemented in advance of future missions.
The Company determined that Vigoride 3’s deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not fully deploy as intended once in orbit. This resulted in low power issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appeared to have worked as intended and were able to provide some power to the spacecraft. The Company and the producer of the solar arrays identified a mechanical issue as the root cause of the deployable arrays not operating as intended. The Company also identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.
On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites. While Momentus initially established two-way communications with Vigoride 3, it was unable to continue such two-way communication given the spacecraft's low-power state which resulted from an issue with a component in the solar arrays provided by a third-party supplier.
While Momentus was unable to re-establish two-way communication with Vigoride 3, it continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, Vigoride 3 was equipped with a mechanism designed to autonomously deploy customer satellites in the event of a sustained loss of communications with ground stations. Vigoride 3 deployed five additional customer satellites during July and August 2022 for a total of seven. The Company was unable to deploy the last two customer satellites that Vigoride 3 was carrying. In total, Momentus deployed eight customer satellites in low-earth orbit during its inaugural mission, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system.
The Company incorporated improvements identified during its inaugural mission in advance of its first follow-on mission and other planned follow-on missions.
First Follow-On Mission
Vigoride 5 is the lead spacecraft in the Company’s Block 2.2 configuration, which features an upgraded propulsion system, a modular payload bay that allows fuel tanks to be substituted for customer payloads depending on specific mission requirements, upgraded payload-hosting capabilities and a more efficient structural design compared to previous Vigoride vehicles. Vigoride 5 was the second OSV that the Company launched into space.
On January 3, 2023, the Company launched Vigoride 5 to low-earth orbit aboard the SpaceX Transporter-6 mission. As of December 31, 2023, the primary mission objectives were completed. On Vigoride’s first orbital pass,

Momentus confirmed that both solar arrays were deployed, and the vehicle was generating power and charging its batteries. Momentus demonstrated all spacecraft subsystems through the course of the Vigoride 5 primary mission and identified several deficiencies which have been incorporated into the Vigoride 7 build. Vigoride 5 included testing of our MET propulsion system. Two thrusters were flown and fired over 300 times and 6 hours 58 minutes of accumulated firing time. Vigoride 5 also carried one cubesat that was successfully released into orbit, and a complex hosted payload developed by CalTech to demonstrate technologies needed to collect and beam power to the Earth. Momentus also performed an orbit raise during this mission of over 3 km.

Vigoride 6 Mission

Momentus launched its third Vigoride Orbital Service Vehicle to low-Earth orbit aboard the SpaceX Transporter-7 mission on April 14, 2023. During the Vigoride-6 mission Momentus deployed all customer payloads. Momentus successfully deployed the REVELA payload for ARCA Dynamics, the VIREO CubeSat for C3S LLC., the DISCO-1 CubeSat for Aarhus University, and the IRIS-C payload for an Asian customer booked through ISILAUNCH.

During the Vigoride-6 mission, Momentus also deployed two CubeSats into Low-Earth Orbit as part of the NASA LLITED (Low-Latitude Ionosphere/Thermosphere Enhancements in Density) mission. These two CubeSats, housed behind a single deployer door, were released from the Vigoride OSV earlier than scheduled. While the CubeSats were deployed at the intended altitude of 495km, they were deployed at a different inclination than the intended target orbit needed for the science experiment. Momentus conducted a thorough investigation and identified the root cause as human error in the mapping of a software command. The Company implemented corrective actions to prevent a recurrence.

During the Vigoride 6 mission, Momentus conducted a demonstration test of its patented Tape Spring Solar Array (TASSA). This system utilizes flexible solar cell technology, allowing the solar array to be extended and retracted like a tape measure, using its concave shape to provide rigidity.

TASSA is designed to be deployed and retracted on orbit numerous times, to be configurable to varying lengths based on power requirements, and utilizes thin film solar cells that are radiation resistant and self-annealing. During its demonstration test on orbit, Momentus was able to demonstrate a significant majority of the major performance requirements for TASSA, including boom yoke deployment, initial roll out deployment, thin film flexible solar cell power generation, low-cost slip ring performance, and retraction, providing confidence as well as identifying areas for improvement, such as processing the metallic substrate to better maintain its intended shape as Momentus continues development of this technology.

Other Missions

Momentus conducted another mission on the SpaceX Transporter-9 mission launched on November 11, 2023. On this mission, Momentus used a third-party deployer system to deliver payloads into orbit. Momentus supported five payloads for four customers. After launch, the Company confirmed the deployment of the Hello Test 1 and 2 satellites for Hello Space. Momentus was not able to confirm the deployment of the remaining three satellites for three other customers and based on the results of a detailed investigation undertaken, the Company does not believe those satellites were released from the third-party deployer system.

Momentus has launched four missions to date, deployed 17 customer satellites, and provided hosted payload services. The Company has produced its next Orbital Service Vehicle, Vigoride 7, that it intends to utilize on a future mission, sell it as a finished product, or for use as a satellite bus.
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
To date, we have entered into several launch services agreements including with SpaceX, Relativity Space, RFA and Stoke Space. Beyond these providers, we remain in active dialogue and intend to use other launch providers in the future. Our ability to achieve this objective relies heavily on whether or not we can successfully procure the necessary government licenses and approvals, and slots on the launch provider’s manifests, and whether we can successfully execute on our business plan, including fully developing and validating our technology in space.
We believe we have developed a strong relationship with SpaceX which we maintain. We believe the relationship between our companies is recognized as mutually beneficial. Use of SpaceX launches by Momentus in consolidating small satellites and hosted payloads on our transport vehicles is a low cost offering we provide to our customers.
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
•Focus on leveraging common technologies through modular vehicles: Momentus is applying technologies developed on Vigoride to offer both in-space services and traditional satellite production and bus manufacturing to customers. We believe that this approach will allow us to compete across multiple markets without dramatically increasing our development costs. This approach also allows us to offer bundled services to constellation operators and generate differentiated offerings blending traditional bus capabilities with next-generational service-oriented features and capabilities.
•Unique technology with patents pending: Over the past several years, we have worked on developing our patent-pending water plasma propulsion technology, and we have designed our vehicles and services to incorporate this technology. We have also developed technologies related to space infrastructure system architectures and low-cost solar arrays. We are in the process of creating a patent portfolio and, as of December 31, 2023, we had eight issued patents and applications for six additional patent families relating to our water plasma propulsion and other technologies.
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
•Relationships with launch providers: We have relationships with several launch providers including SpaceX, Relativity Space, Blue Origin, United Launch Alliance (ULA), Rocket Factory Augsburg (RFA) and several other rocket providers. We believe our current rideshare partnership agreement with SpaceX will help us maximize the flexibility, economics, and optionality we can offer our customers. Additionally, as an aggregator of payloads, we believe we will be able to service customers from around the world who might not otherwise have access to launch options. Please see the above section titled “Our Relationships with Launch Providers” for additional details.
•Experienced management team: Many of our management team members have experience in large organizations, including the U.S. Department of Defense, Raytheon, Lockheed Martin, Maxar, and Northrop Grumman, among others. Our efficient vertical integration allows for significant cooperation and interactivity between teams.
Customer Overview
Our signed customer contracts typically include firm orders as well as options, which allow customers to opt-in to launches on shorter notice without requiring a separate agreement. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.

Sales and Marketing
We plan to provide new service offerings and use a variety of marketing approaches over time to increase market share and grow the total addressable market for our product and services.
We anticipate the emergence of new businesses as the space economy continues to be unlocked and new applications are introduced. We plan to position ourselves to capture these emerging and adjacent markets which we believe will be enabled by the development of infrastructure services.
Regulatory
See “Risk Factors” for risks and uncertainties related to regulatory requirements.
Federal Communications Commission
The regulations, policies, and guidance issued by the Federal Communications Commission (“FCC”) apply to the operation of our satellites and vehicles. When we communicate with our satellites and vehicles using any part of the electromagnetic spectrum, we are operating a space station to which FCC regulations apply. Operators of regulated space stations are required to hold and maintain compliance with proper licenses, and the specific conditions thereof throughout the duration of any given mission. Operators may also seek licenses in other jurisdictions in accordance with multilateral agreements governing the use of the spectrum, and such licenses would generally be accorded equal treatment by the United States. For our initial flight in May 2022 the FCC granted us a Special Temporary Authorization (“STA”), which was modified and extended for five 30-day periods at our request. Following the enactment of a new set of FCC licensing guidelines for small satellites and related systems that applied to Momentus spacecraft, we applied for and in November 2022 were granted an FCC license for the Vigoride 5 mission. We applied for and in February 2023 were granted and FCC license for the Vigoride 6 mission. The FCC continues to pursue additional updated rulemaking that may potentially impact Momentus. The FCC continues to consider additional rules which, among other things, could change the operational, technical, and financial requirements for Momentus operations. If these proposed rules become final, they could change system design and financial costs in order to comply with or secure new Momentus spectrum licensure.
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
Federal Aviation Administration
As a participant in launch activities, we are indirectly subject to the license requirements of the Federal Aviation Administration’s (the “FAA”) Office of Commercial Space Transportation (the “AST”). The FAA regulates the airspace of the United States, through which launch vehicles must fly during launch to orbit. The AST office predominantly processes launch license requests submitted by launch vehicle operators, which include information on the constituent payloads flying on any given mission. As a result, reviews of our payloads by the AST occur during, for example, the processing of a SpaceX launch license. During preparation for the Vigoride-1 mission, the FAA ultimately determined that it was unable to grant to SpaceX an approval of the Momentus payload for the SpaceX Transporter-1 launch in January 2021 due to national security and foreign ownership concerns regarding Momentus raised by the Department of Defense during an interagency review. Despite Momentus payloads being exempt from FAA payload review as a result of our existing NOAA grant, the Company initiated ongoing engagement with the FAA as part of a preemptive payload review unrelated to a launch license in contemplation of future launch activity. In May 2021, the FAA denied one of our payload review applications due to interagency concerns related to the corporate structure of Momentus at the time of denial. The FAA acknowledged that Momentus was engaged in addressing the concern and indicated that the FAA could reconsider the application once that process is complete. In March 2022, Momentus filed with the FAA an application for a payload review and determination in support of the Vigoride 3 mission. In May 2022, Momentus received from the FAA a favorable payload determination for the Vigoride 3 payload resulting in the first operational mission for a Vigoride OSV.

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

See “Risk Factors” — We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, and results of operation.” The inability to secure and maintain other necessary export authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. For example, if we were unable to obtain or maintain our licenses to export certain spacecraft hardware, we would be effectively prohibited from launching our vehicles from certain non-U.S. locations, which would limit the number of launch providers we could use. In addition, if we were unable to obtain a Department of State Technical Assistance Agreement to export certain launch provider related services, we would experience difficulties or even be unable to perform integration activities necessary to safely export our transfer vehicles to non-U.S. launch sites. In both cases, these restrictions could lead to higher launch costs which may have a material adverse impact on our results of operations. Similarly, if we were unable to secure effective export licensure to authorize the full scope of activity with a foreign partner or supplier, we may need to implement design changes to spacecraft or updates to our supplier chain, which may increase costs or result in delays in vehicle launch schedules.

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
Interagency Review
Approval of the licenses described above may be subject to interagency reviews that allow multiple government agencies — the U.S. Department of Commerce, U.S. Department of Defense, U.S. Department of State, National Aeronautics and Space Administration (“NASA”), and others — to examine the respective applications from their individual perspectives, including safety, operational, national security, and foreign policy and international obligations implications, as well as review of foreign ownership. As discussed above, the interagency process raised national security concerns relating to foreign ownership and control of Momentus in connection with a 2021 FAA license application. We will constantly engage with the U.S. Department of Defense and other federal agencies to understand and address any U.S. government national security concerns. No assurance can be given that we will obtain the licenses described above in this section for our future missions. Even though Momentus entered into and implemented the National Security Agreement (NSA) which is described below, there is no guarantee that the FAA and other U.S. government agencies will continue to grant the necessary authorizations.

National Security Agreement
In February 2021, Momentus and its co-founder Mikhail Kokorich, with support from Stable Road, submitted a joint notice to the U.S. Government Committee on Foreign Investment in the United States (CFIUS) for review of the historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense (the “DoD”) regarding Momentus’ foreign ownership and control. On June 8, 2021, CFIUS’ review of the joint notice relating to historical acquisitions of interests in Momentus by Mr. Kokorich, his wife, and entities that they control concluded when the Company entered into a National Security Agreement with the U.S. government, represented by the U.S. Departments of Defense and the Treasury, and Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis).

In accordance with the NSA, on June 8, 2021, Mr. Kokorich, Nortrone Finance S.A, Lev Khasis and his wife Olga Khasis, and Brainyspace LLC, (collectively, the “Momentus Investors”), fully divested all the shares of Momentus securities beneficially owned by them by selling shares back to Momentus. Momentus was subjected to various requirements under the NSA to include third-party monitoring and audits; reporting requirements to the CFIUS Monitoring Agencies (CMAs); and establishment of a comprehensive Security Plan.

Momentus made significant strides to implement the NSA in 2023. In March 2023, Momentus paid the final divestiture payment to Mr. Kokorich, Nortrone Trust, and Mr. Khasis (through Brainyspace Trust). Momentus also implemented the remaining aspects of the NSA in 2023. Momentus submitted a request to CFIUS for NSA termination in December 2023, which was subsequently granted, and the Company was notified of this decision by the Department of the Treasury in January 2024. Momentus is no longer subject to the provisions of the NSA which is no longer in force.
Human Capital
People are our most important asset. Since its inception, Momentus has sought to recruit creative, positive persons with a diverse set of business capabilities to play an integral role in building our company. As we move into the next stage of our evolution, we are focused on optimizing the human capital resources we have available and are building the infrastructure necessary to support our workforce and promote communication, respect, and diversity among our team. Our Human Resources and Talent Acquisition department continues to actively recruit new talent. Many of our employees bring significant experience from prior positions working for leading defense primes, satellite manufacturers, other commercial and military aerospace companies, and government agencies.
Facilities
Beginning in 2021, we leased an approximately 65,000-square-foot facility in San Jose, California, which serves as our headquarters, propulsion laboratory, and Vigoride assembly and test center. This space could allow us to ramp up production volumes for Vigoride vehicles, increase available laboratory space, and accelerate developments if required. Three minor leases expired during 2022 as we completed the consolidation of operations to our San Jose facility. Our rocket launch partners will provide the necessary land, facility, and machinery to successfully complete the launches.
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
Risks Related to the Business and Industry of Momentus
We have a history of delivering customer satellites into orbit using our service vehicles since 2022, however setbacks experienced during our future missions and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation and could harm our reputation.
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites to custom orbits. Our initial mission in May 2022 with Vigoride 3 was a hybrid commercial-demonstration mission in which our vehicles would deliver paying customers’ satellites into orbit for the first time. We used a third-party deployer from a partner company to place our first customer satellite in orbit. Our Vigoride spacecraft reached low-earth orbit and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its power systems limited our ability to communicate with and control the vehicle. Since that time, the Vigoride spacecraft has deployed five additional customer satellites, but we have been unable to confirm the deployment of the remaining two customer satellites. The issues have also prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer and service operations.
We used the Vigoride 5 and Vigoride 6 missions to conduct on-orbit functional testing for the MET and other system elements which were used to assess the performance of the individual components and the overall system. Like the ground test campaigns we conduct, on-orbit tests can be understood as incremental confidence-building measures — meeting key requirements for thrust, specific impulse, firing duration, lifetime and other performance parameters will help Momentus determine whether the MET is performing in accordance with our expectations. Doing so repeatedly, both on the ground and on orbit, will demonstrate the soundness and robustness of the MET design and is expected to contribute to growing customer confidence over time.
We are mindful of the inherent risks involved in the initial use of hardware and complex systems in space given the difficulties of replicating all aspects of the environment and stresses that the system will experience in space during ground-based testing in simulated environments.
While we conducted analysis of the root causes of all anomalies experienced during the three missions, there can be no assurance that we will not experience operational or process failures and other problems any future missions. Any failures, delays, or setbacks, including anomalies experienced in our current or future mission, could harm our reputation and have a material adverse effect on our business, financial condition and results.
We may not receive all required governmental licenses and approvals.
The FAA denied a payload review application in May 2021 due to interagency concerns related to our foreign ownership and corporate structure. The FAA denial notice indicated that Momentus was engaged in addressing the government’s national security concerns and that the FAA could reconsider the application once that process is complete. As discussed elsewhere in this report, in May 2022 we received a favorable determination from the FAA of its application for payload review for our inaugural Vigoride mission (Vigoride 3).
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
No assurance can be given that we will obtain FAA or FCC authorizations or other authorizations that may be necessary to our business in a timely manner. Moreover, there is no guarantee that the FCC, the FAA and other U.S. government agencies will grant the necessary authorizations to operate our spaceflight business as planned. If we do not receive these approvals in a timely manner, our financial condition, results of operations, backlog and prospects will be materially adversely affected.
We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred operating losses of $68.2 million and $91.3 million for the years ended December 31, 2023 and 2022, respectively. There is a risk that we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses, or if we have future negative cash flow or losses resulting from the operation of our business, could have a material adverse effect on our business, financial condition, and results of operations.
We will require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
Momentus had cash and cash equivalents of $2.1 million as of December 31, 2023. Execution of our longer-term business plan will require that the Company raise additional capital. Our ability to raise additional capital is subject to a number of risks and uncertainties outside of our control, such as the state of the capital markets generally, and there can be no assurance that we will be successful at raising additional capital when we need it, on acceptable terms or at all.
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
During the year ended December 31, 2022, we entered into an at-the-market equity offering sales agreement with a sales agent which allows the Company to sell, through the sales agent, using at-the-market offerings, shares of Class A common stock up to an aggregate offer price of up to $50.0 million. However, as of the date of the filing of this Annual Report on Form 10-K, we have not sold any shares under the agreement.
We also sold certain shares of Class A common stock, pre-funded warrants, and warrants (in addition to amending the terms thereof in certain cases) in various registered direct offering transactions with an institutional investor. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
We are dependent on the successful development of our satellite technology Orbital Service Vehicles and related technology.
Our current primary research and development objectives focus on the development of satellites, satellite buses, related satellite technologies such as solar arrays and our existing and future Orbital Service Vehicles and related technology. If we do not complete development of these vehicles in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development of our vehicles and related technology involves many uncertainties, some of which are beyond our control, including, but not limited to:
•timing in finalizing satellite and Orbital Service Vehicle design and specifications;
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
•our ability to protect our intellectual property critical to the design and function of our transport vehicles; and

•our ability to continue funding and maintaining our research and development activities.
We may not be successful in developing new technology, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.
The markets in which we operate are characterized by changing technology and evolving industry standards, and we may not be successful in identifying, and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers’ requirements, sales may suffer, and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition and results of operations could be materially and adversely affected.
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
We have been focused on developing satellite technology and space transportation and infrastructure services since 2017. This limited operating history makes it difficult to evaluate Momentus’ future prospects and the risks and challenges we may encounter. Risks and challenges Momentus has faced or expects to face include our ability to:
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
•develop and protect intellectual property; and
•integrate and retain talented people at all levels of our organization.
If Momentus fails to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because Momentus has limited historical financial data and operates in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. Momentus has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by companies with limited operating histories in rapidly changing industries. If Momentus’ assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
The market for in-space infrastructure services has not been established with precision, is still emerging and may not achieve the growth potential we expect.
The markets for in-space infrastructure services have not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our estimates for the total addressable markets for in-space infrastructure services are based on a number of internal and third-party estimates, assumed prices at which we can offer services, assumed frequency of service, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable markets for in-space infrastructure services, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.
We may not be able to convert our customer contracts into revenue.
Our customer contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is typically due at the time the contract is signed. In certain situations, Momentus may decide to refund customers for their deposits, even though it is not contractually required, to maintain goodwill with customers.
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
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture and commercialization of new rocket launch services, mission services, satellites, satellite components and related technology. If we fail to develop and successfully commercialize new technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, or are inferior to those of our competitors, our business, financial condition, and results of operations could be materially and adversely impacted.
We may experience a total loss of our satellites and Orbital Service Vehicle and our customers’ payloads during the launch into space, and any insurance we have may not be adequate to cover our loss.
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
A significant portion of our business relates to designing, developing, and manufacturing advanced space technology products and services. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive property damage. Accordingly, we may incur liabilities that are unique to our products and services.
The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities.
We have insured against liability to third parties from launch activities as required by law to the extent that insurance was available on acceptable premiums and other terms. The insurance coverage for third-party damages may not be sufficient to cover the liability. Although the U.S. government may pay claims for third-party damages to the extent they exceed our insurance coverage, this depends on a government appropriation and is subject to a statutory limit. In addition, this insurance will not protect us against our own losses, including to our launch support operations, complex and satellites.
The price and availability of insurance fluctuate significantly. Insurance market conditions or factors outside our control, such as failure of launch vehicles and satellites, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms of insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain, or we may not be able to obtain insurance at all.
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
Satellites are subject to manufacturing and launch delays, damage, or destruction during pre-launch operations, launch failures and incorrect orbital placement, the occurrence of which can materially and adversely affect our operations.
Delays in the manufacturing of satellites, launch delays, damage, or destruction during pre-launch operations, launch failures or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite. Any significant delay in the commencement of service of a satellite would delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Any launch delay, launch failure, underperformance, delay, or perceived delay could have a material adverse effect on our results of operations, business prospects and financial condition.
If our spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
The manufacturing, testing, launching and operation of a spacecraft involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses that have and could affect the performance of satellites. Hardware component problems and software issues could lead to deterioration in performance or loss of functionality of a spacecraft. In addition, human operators may execute improper commands that may negatively impact a spacecraft’s performance. Exposure of our spacecraft to an unanticipated catastrophic event, such as collision with space debris, could reduce the performance of, or completely destroy, the affected spacecraft.

For example, the inaugural flight of our Vigoride spacecraft (Vigoride 3) reached LEO and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its communication and power systems limited our ability to communicate with the vehicle. Since that time, the Vigoride spacecraft has deployed five additional customer satellites, but we have been unable to confirm the deployment of the remaining two customer satellites. The communication issues have also prevented Vigoride 3 from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer and service operations.
During any period of time in which a spacecraft is not operational, we may lose most or all of the revenue that otherwise would have been derived from it. Our inability to repair or replace a defective type of spacecraft or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a spacecraft experiences a significant anomaly such that its type is no longer operational, it would significantly impact our business, prospects, and profitability. Additionally, any satellite failures could damage our reputation and ability to obtain future customers for our launch services, prevent us from receiving any payments contingent on a successful launch and increase our insurance rates, which could have a material adverse effect on our business and prospects.
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

We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware, and software we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in increased costs, lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.
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
We rely on a limited number of suppliers for certain raw materials, specialized labor, and supplied components. We may not be able to obtain sufficient raw materials, specialized labor, or supplied components to meet our manufacturing and operating needs or obtain such materials on favorable terms or at all, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.
Our ability to produce our current and future satellite and vehicle systems and other components of operation is dependent upon sufficient availability of raw materials, specialized subcontracted labor, and supplied components, which we secure from a limited number of suppliers.
Our reliance on suppliers to secure these raw materials, specialized labor, and supplied components exposes us to volatility in the prices and availability of these items. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the manufacture of our vehicles or increased costs.
In addition, we have in the past experienced and may in the future experience delays in manufacturing or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the ITAR, the EAR, or other restrictions on transfer of sensitive technologies and limitations. Moreover, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled missions, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.
Our satellites, vehicles, and related equipment may have shorter useful lives than we anticipate.
A number of factors will impact the useful lives of our satellites and vehicles, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the vehicles during launch and in orbit. In addition, any improvements in technology may make obsolete our existing vehicles or any component of our vehicles prior to the end of its life. If our vehicles and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our commercial payloads, which would have a material adverse effect on our business, financial condition, and results of operations.
We expect to face intense competition in satellite production, satellite transport, and related services and other services which we may develop in the space transportation industry.
The space transportation industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitors in delivering small satellites into a specific orbit are small launch vehicle providers such as Firefly and Rocket Lab, as well as orbital transfer and service vehicle providers such as D-Orbit, Exotrail, Impulse Space, Launcher and Quantum Space. Some companies, such as Rocket Lab and Firefly Aerospace, are developing both small launch vehicles and transfer vehicles.

A number of significant competitors produce satellites, buses, and related technologies in the same class as those offered by Momentus. Significant competitors for satellites, buses, and related technologies include York Space, Terran Orbital, Raytheon Blue Canyon, and Airbus. Many of our current and potential competitors are larger and may have substantially greater resources than we have or may expect to have in the future. They may also be able to devote greater resources to the development of their current and future technologies or the promotion of their offerings or offer lower prices. Our current and potential competitors may also establish cooperative or strategic relationships among themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.
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
Our success depends, in significant part, on our ability to protect our intellectual property rights, including our water-based propulsion technology and certain other methodologies, practices, tools, technologies and technical expertise we utilize in designing, developing, implementing, and maintaining applications and processes used in our vehicles and related technologies. To date, we have relied primarily on trade secrets and other intellectual property laws, non-disclosure agreements with our employees, consultants and other relevant persons and other measures to protect our intellectual property and intend to continue to rely on these and other means. We also try to protect our intellectual property by filing patent applications related to our technology, inventions and improvements that are important to the development of our business. The steps we take to protect our intellectual property may be inadequate.
As of December 31, 2023 we have eight issued patents, and six patent applications across U.S., European, and Patent Cooperation Treaty (“PCT”) patent systems. Our pending patent applications may not result in patents being issued, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. Momentus cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application to the same subject matter as Momentus, Momentus may not be entitled to the protection sought by the patent application. Momentus also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. As a result, Momentus cannot be certain that the patent applications that it files will be issued. Further, the scope of protection of issued patent claims is often difficult to determine.
Patents, if issued, may be challenged, invalidated, or circumvented. If our patents are invalidated or found to be unenforceable, we will lose the ability to exclude others from making, using or selling the inventions claimed. Moreover, an issued patent does not guarantee us the right to use the patented technology or commercialize a product using that technology. Third parties may have blocking patents that could be used to prevent us from developing our product. Thus, patents that we may own in the future may not allow us to exploit the rights conferred by our intellectual property protection. Even if issued, they may not be issued with claims sufficiently broad to protect our technologies or may not provide us with a competitive advantage against competitors with similar technologies. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Momentus’ competitors may also design around Momentus’ issued patents, which may adversely affect Momentus’ business, prospects, financial condition and operating results.
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
If our products fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed if we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.
We are exposed to risks related to geopolitical and economic factors, laws and regulations and our international business subjects us to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally.
Our international business is subject to both U.S. and foreign laws and regulations, including, without limitation, laws and regulations relating to export/import controls, sanctions, technology transfer restrictions, government contracts and procurement, data privacy and protection, anti-corruption laws, including the Foreign Corrupt Practices Act, the anti-boycott provisions of the U.S. Antiboycott Act of 2018, Part II of the Export Control Reform Act security restrictions and intellectual property. Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of our export/import privileges. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally.
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
We are highly dependent on our senior management team and other highly skilled personnel.
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
As of December 31, 2023, Momentus had $157.3 million of U.S. federal and $55.9 million of state net operating loss carryforwards available to reduce future taxable income. The U.S. federal operating loss carryforwards will be carried forward indefinitely for U.S. federal tax purposes. Federal NOL’s generated after December 31, 2017 can be carried forward indefinitely, while California net operating losses begin to expire in the year ending December 31, 2037. It is possible that Momentus will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code (“U.S. Tax Code”), respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Momentus undertook an analysis of whether the Business Combination constituted an “ownership change” for purposes of Section 382 of the U.S. Tax Code and identified two changes to the ownership. However, Momentus has not yet undertaken an analysis of whether the Business Combination constituted an “ownership change” for purposes of Section 383 of the U.S. Tax Code.
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
We may not currently or in the future be able to continue as a going concern.

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

Our restructurings and associated organizational changes may not adequately reduce our expenses, may lead to additional workforce attrition, and may cause operational disruptions.

We have recently experienced workforce attrition in various functions across our business. Our efforts to adjust our operations with the reduced workforce may not be successful in preventing disruption to our business. The reductions in workforce to date, and any further reductions, as well as the perceptions of our vendors, customers, potential customers and investors regarding these actions, could adversely affect our ability to operate the business and achieve business objectives, which could consequently materially adversely affect our business, financial condition, results of operations and share price. Further loss of one or more of our key employees, additional loss of multiple employees in particular functions, and/or our inability to attract replacement or additional qualified personnel could substantially impair our ability to operate our business and implement our business plan.

The pursuit of additional capital and other strategic alternatives will consume a substantial portion of the time and attention of our management and require additional capital resources which may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

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

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to complete a sale of substantially all of our assets under Section 363 of the United States Bankruptcy Code (or any plan of reorganization or liquidation).

Although we have lowered our capital budget and plan to reduce the scale of our operations, our business remains capital intensive. We can provide no assurance that our current liquidity is sufficient to allow us to continue to operate our business or allow us to proceed with a sale of substantially all of our assets pursuant to Section 363 of the United States Bankruptcy Code (or any plan of reorganization or liquidation).
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
•On September 6, 2019, the Company notified the OEE of BIS via an Initial Notice of Voluntary Disclosure that it was possible that various unauthorized deemed exports of EAR-controlled technology to employees of the Company may have occurred. The Company completed a full audit of its trade compliance program at the time and identified several violations which related to the apparently unintentional and unauthorized disclosure of certain limited export-controlled data to non-U.S. employees of the Company. Additional compliance protocols were implemented as part of an internal corrective action process. This disclosure was closed by BIS pursuant to a Warning Letter dated April 20, 2020.
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
Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. There is no inherent right to perform an export and given the significant discretion the government has in adjudicating such authorizations in furtherance of U.S. national security and foreign policy interests, there can be no assurance we will be successful in our current and future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.
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
License or operational approval can include an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. The FAA denial of Vigoride-1 payload review unrelated to a launch license was the result of national security concerns related to foreign ownership and control that arose during an interagency review. Future denials of similar licenses or operational approvals may occur and could have a material adverse effect on our operations, sales, profitability, cash flows and overall financial condition. In addition, failure of Momentus, its officers, to comply with governmental orders or agreements may expose Momentus and its officers to liability or penalties.
Regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. Application of these laws and regulations to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorizations. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not.
While Momentus currently has contracts with the U.S. Government, our customers and suppliers could be materially impacted by disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows, and otherwise adversely affect our financial condition.
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
Changes in U.S. government policy regarding use of commercial data or space infrastructure / mission providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our customers, suppliers, revenues, operational delays, earnings and cash flow and our ability to achieve our growth objectives.
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
While we may derive limited revenue from existing contracts with U.S. Government, we may enter into additional contracts with the U.S. government in the future, and this subjects a larger part of our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
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
•general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics, epidemics, currency fluctuations and acts of war or terrorism; and
•other risk factors listed under this “Risk Factors” section.

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
Future sales of shares by existing stockholders may adversely affect the market price of our Class A common stock.
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
Certain provisions of our second amended and restated charter as amended, as well as our amended and restated bylaws as amended, may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. These provisions provide for, among other things:
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
In addition, we have not opted out of the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

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
Our second amended and restated charter as amended, provides that a state or federal court located within the state of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our second amended and restated charter as amended, provides, to the fullest extent permitted by law, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on behalf of the Company;
•any action or proceeding asserting a claim of breach of a fiduciary duty owed by or any wrongdoing by any current or former director, officer, employee or agent of the Company or any stockholder to the Company or to stockholders;
•any action or proceeding asserting a claim against us or any current or former director, officer or other employee or any stockholder in such stockholder’s capacity as such arising out of or pursuant to any provision of the DGCL, our second amended and restated charter as amended, or our amended and restated bylaws as amended;
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
This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Our second amended and restated charter as amended, further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder.
Our second amended and restated charter as amended, also provides that a state or federal court located within the state of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with the Company or our directors, officers, employees, or stockholders. If any other court of competent jurisdiction were to find either exclusive-forum provision in our second amended and restated charter as amended, to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our business, financial condition and results of operations. In addition, although the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection clause.

We may fail to continue to meet the listing standards of Nasdaq, and as a result our Class A common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital.
Our common stock and publicly traded warrants currently trade on The Nasdaq Capital Market. The Nasdaq Stock Market LLC has requirements for our equity securities to remain listed on Nasdaq, including a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. The closing price of our common stock has fallen below $1.00 per share and could continue to remain below $1.00 per share in the future. If the closing bid price of our common stock falls below $1.00 per share for a period of 30 consecutive trading days, we would expect to receive a notification from Nasdaq that our common stock would be subject to delisting if we do not regain compliance with the minimum bid price requirement within the time period specified by Nasdaq. If we were to receive such a notification, we expect that we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement, and that, to regain compliance, our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for at least 10 consecutive trading days. If we fail to meet Nasdaq’s stock price requirements, or if we do not meet Nasdaq’s other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards and our common stock and publicly traded warrants could be delisted from Nasdaq. There can be no assurance that we will continue to meet the minimum bid price requirement or any other Nasdaq listing requirement in the future. If our common stock and publicly traded warrants were to be delisted, the liquidity of our common stock and publicly traded warrants would be adversely affected, and their market prices could decrease. We may also face other adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
We recognize the importance of identifying, assessing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.
Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT controls, governance, risk and compliance reviews.
We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our results of operations and financial condition, under the heading "Data breaches or incidents involving our technology could damage our business, reputation and brand and substantially harm our business and results of operations." in Item 1A, “Risk Factors” of Part I of this report.
Our Audit Committee is responsible for overseeing cybersecurity risks and updates our Board of Directors on cybersecurity matters as needed. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified as promptly as practicable of significant new cybersecurity threats or incidents.
Management is responsible for the operational oversight of the company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.
As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.
ITEM 2. Properties
Momentus leases its office space, which consists of a primary facility located in 3901 North First St., San Jose, CA 95134. Our facility lease expires in February 2028. We believe our current office space is sufficient to meet our needs until the expiration of this lease. This lease is utilized by Momentus’ single reporting segment.
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
See Note 12 Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosures related to legal proceedings, which disclosures are incorporated herein by reference.
ITEM 4. Mine Safety Disclosures
None.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
Market Information
On August 13, 2021, our Class A common stock and public warrants to purchase our Class A common stock began trading on the Nasdaq Global Market under the symbols “MNTS” and “MNTSW”, respectively, until February 6, 2024. Effective February 7, 2024, our Class A common stock and public warrants to purchase our Class A common stock began trading on the Nasdaq Capital Market under the symbols “MNTS” and “MNTSW”, respectively.
As of April 22, 2024, there were 35 holders of record of our shares of Class A common stock. The actual number of stockholders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of Class A common stock are held in street name by banks, brokers and other nominees.
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category[1]	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights[2]	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights[3]	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders[4,5]	161,146	$68.39	87,657
Equity compensation plans not approved by security holders[4,5]	82,486	N/A	60,952
Total	243,632		148,609
In February 2022, the Company adopted the 2022 Inducement Equity Plan, which was intended to comply with Rule 5635(c)(4) of the Nasdaq listing rules, which provides an exception to the shareholder approval requirement for the issuance of securities pursuant to equity grants to employees of the Company as an inducement material to such individuals entering into employment with the Company.
These numbers include shares subject to outstanding awards granted, of which 23,912 shares are subject to outstanding options and 219,720 shares are subject to outstanding RSUs
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock or restricted stock units, which have no exercise price. There were no options awarded under plans not approved by security holders.
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
The Momentus Inc. 2021 Employee Stock Purchase Plan contains an “evergreen” provision pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the plan increases on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (A) half a percent (0.5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (B) 31,909 shares.
Dividend Policy
We have no current plans to pay cash dividends on our common stock.
Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities of the Company during the three months ended December 31, 2023.
ITEM 6. [Reserved.]
Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” “Momentus,” “we,” “us,” or “our” refer to Momentus Inc.
The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis should also be read together with our financial information for the year ended and as of December 31, 2023. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” section above and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
Momentus offers or plan to offer satellites, satellite buses, satellite technologies, including solar arrays, and transportation and infrastructure services to help enable the commercialization of space and support the missions of U.S. and friendly government missions. Satellite operators are our target commercial customers. Momentus is also seeking business in support of U.S. Government missions for Departments and Agencies like NASA and the Department of Defense.

Products and services that we plan to provide include provision of satellites, satellite buses, satellite technologies, including solar arrays, integration of payload instruments, “last mile” satellite transportation, payload-hosting, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings.
Our transportation service offering focuses on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we partner with leading launch service providers, such as SpaceX to “ride share” our customer’s satellites from Earth to space on a midsized or large rocket. Customer satellites can also be carried aboard small launch vehicles for dedicated missions. Our OSVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe this “hub-and-spoke” model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond transportation.
Since Momentus’ founding in 2017, we have been working to develop, test and enhance our vehicles and supporting technologies, particularly our water plasma propulsion technology. In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
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
Beyond transportation, we anticipate that growth of the satellite constellations market may drive demand for our satellites, satellites buses, and technologies like solar arrays, hosted payload, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings, if we are successful in executing on our business plan, including fully developing and validating our technology in space. Satellite constellations have relatively low lifespans and, in our view, will require maintenance, de-orbiting, and other general servicing with higher frequency.
Momentus has developed the M-1000 satellite bus that the Company is offering to both commercial and U.S. government customers. The market for satellite buses in this class is substantial and growing. The M-1000 satellite bus is based on the Vigoride OSV and has substantial commonality.
Inaugural Mission
Vigoride 3 was the first OSV that the Company launched into space. It was built with an upgraded 750-Watt version of the C-band MET compared to Vigoride 1 and Vigoride 2 which were early versions of Vigoride OSV that were fully built and ground tested. The Company does not plan to fly either Vigoride 1 or 2, and has incorporated lessons-learned from their development and production into later vehicles.

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

The Company determined that Vigoride 3’s deployable solar arrays, which are produced by a third party, and are folded and stowed during launch, did not fully deploy as intended once in orbit. This resulted in low power issues with the spacecraft. Meanwhile, the spacecraft's fixed, body-mounted solar panels appeared to have worked as intended and were able to provide some power to the spacecraft. The Company and the producer of the solar arrays identified a mechanical issue in a component in third-party supplied solar arrays as the root cause of the deployable arrays not operating as intended. The Company also identified the root cause of the anomalies that it experienced with other spacecraft systems during the low-power state.

On May 28, 2022, Momentus was able to deploy two customer satellites from Vigoride 3 (of nine total customer satellites onboard Vigoride 3). The Company then continued efforts to deploy other customer satellites. While Momentus initially established two-way communications with Vigoride 3, it was unable to continue such two-way communication given the spacecraft's low-power state.

While Momentus was unable to re-establish two-way communication with Vigoride 3, it continued to broadcast commands to the spacecraft from ground stations on Earth, including commands to deploy customer satellites. Additionally, Vigoride 3 was equipped with a mechanism designed to autonomously deploy customer satellites in the event of a sustained loss of communications with ground stations. Vigoride 3 deployed five additional customer satellites during July and August 2022 for a total of seven. The Company was unable to deploy the last two customer satellites that Vigoride 3 was carrying. In total, Momentus deployed eight customer satellites in low-earth orbit during its inaugural mission, comprising seven satellites from Vigoride 3 and one satellite from the third-party deployer system.

The Company incorporated improvements identified during its inaugural mission in advance of its first follow-on mission and other planned follow-on missions.

First Follow-On Mission

Vigoride 5 is the lead spacecraft in the Company’s Block 2.2 configuration, which features an upgraded propulsion system, a modular payload bay that allows fuel tanks to be substituted for customer payloads depending on specific mission requirements, upgraded payload-hosting capabilities and a more efficient structural design compared to previous Vigoride vehicles. Vigoride 5 was the second OSV that the Company launched into space.

On January 3, 2023, the Company launched Vigoride 5 to low-earth orbit aboard the SpaceX Transporter-6 mission. As of December 31, 2023, the primary mission objectives were completed. On Vigoride’s first orbital pass, Momentus confirmed that both solar arrays were deployed, and the vehicle was generating power and charging its batteries. Momentus demonstrated all spacecraft subsystems through the course of the Vigoride 5 primary mission and identified several deficiencies which have been incorporated into the Vigoride 7 build. Vigoride 5 included testing of our MET propulsion system. Two thrusters were flown and fired over 300 times and 6 hours 58 minutes of accumulated firing time. Vigoride 5 also carried one cubesat that was successfully released into orbit, and a complex hosted payload developed by CalTech to demonstrate technologies needed to collect and beam power to the Earth. Momentus also performed an orbit raise during this mission of over 3 km.

Vigoride 6 Mission

Momentus launched its third Vigoride Orbital Service Vehicle (OSV) to low-Earth orbit aboard the SpaceX Transporter-7 mission on April 14, 2023. During the Vigoride-6 mission Momentus deployed all customer payloads. Momentus successfully deployed the REVELA payload for ARCA Dynamics, the VIREO CubeSat for C3S LLC., the DISCO-1 CubeSat for Aarhus University, and the IRIS-C payload for an Asian customer booked through ISILAUNCH.

During the Vigoride-6 mission, Momentus also deployed two CubeSats into Low-Earth Orbit as part of the NASA LLITED (Low-Latitude Ionosphere/Thermosphere Enhancements in Density) mission. These two CubeSats, housed behind a single deployer door, were released from the Vigoride OSV earlier than scheduled. While the CubeSats were deployed at the intended altitude of 495km, they were deployed at a different inclination than the intended target orbit needed for the science experiment. Momentus conducted a thorough investigation and identified the root cause as human error in the mapping of a software command. The Company implemented corrective actions to prevent a recurrence.

During the Vigoride 6 mission, Momentus conducted a demonstration test of its patented Tape Spring Solar Array (TASSA). This system utilizes flexible solar cell technology, allowing the solar array to be extended and retracted like a tape measure, using its concave shape to provide rigidity.

TASSA is designed to be deployed and retracted on orbit numerous times, to be configurable to varying lengths based on power requirements, and utilizes thin film solar cells that are radiation resistant and self-annealing. During its demonstration test on orbit, Momentus was able to demonstrate a significant majority of the major performance requirements for TASSA, including boom yoke deployment, initial roll out deployment, thin film flexible solar cell power generation, low-cost slip ring performance, and retraction, providing confidence as well as identifying areas for improvement, such as processing the metallic substrate to better maintain its intended shape as Momentus continues development of this technology.

Other Missions

Momentus conducted another mission on the SpaceX Transporter-9 mission launched on November 11, 2023. On this mission, Momentus used a third-party deployer system to deliver payloads into orbit.  Momentus supported five payloads for four customers. After launch, the Company confirmed the deployment of the Hello Test 1 and 2 satellites for Hello Space. Momentus was not able to confirm the deployment of the remaining three satellites for three other customers and based on the results of a detailed investigation undertaken, the Company does not believe those satellites were released from the third-party deployer system.

Momentus has launched four missions to date, deployed 17 customer satellites, and provided hosted payload services. The Company has produced its next Orbital Service Vehicle, Vigoride 7, that it intends to utilize on a future mission, sale as a finished product, or for use as a satellite bus.
Our ability to execute on our business plan is dependent on the continued development and successful commercialization of the technologies described in this Form 10-K. We believe our water plasma propulsion technology will be a key differentiator of our product offerings, however there can be no assurance that it can be operated in a manner that is sufficiently reliable and efficient to permit full commercialization of the technology. Development of space technologies is extremely complex, time consuming, and expensive, and there can be no assurance that our predicted theoretical and ground-based results will translate into operational space vehicles that operate within the parameters we expect, or at all. This Form 10-K describes Momentus’ current business plans for continuing to develop its technology and marketing and commercializing its products, however there can be no assurance that Momentus will be able to successfully develop its technologies and implement them in commercially viable vehicles.
Product and Services Overview
We currently plan to offer the following products and services to the space economy:
Satellites and Constellation Bus: Momentus offers or plans to offer production and operation of small satellites to meet a range of defense, government, and commercial needs such as communications, tracking of missiles, remote sensing, and space domain awareness. There is a growing need for such capabilities for defense, government, and commercial customers. Technologies used to support the Hosted Payload market are directly applicable to offering customer-owned satellites for use in constellations. Momentus is offering high-volume production of busses, based on Vigoride’s technologies and integrating customer’s unique payloads for a variety of missions ranging from communications to Earth Observation. This market heavily leverages prior investments in satellite technology to access a large and growing market segment. We introduced variants of Vigoride tailored specifically for constellation applications as M-500 and M-1000 in August, 2023.
Satellite Technologies: Momentus is developing and plans to offer satellite technologies such as our Tape Spring Solar Array and other components used on the Vigoride Orbital Service Vehicle. These technologies and components have been flown in space and offer important competitive advantages such as low cost and flexibility to meet the needs of a growing market of customers who are owners and operators of satellites.

Space Transportation: Under this model, our customers will deliver their payload to us a few months prior to launch for integration onto our vehicle. Once we have integrated our customers’ payloads, we then ship our vehicle, holding the customer payload, to the launch site, where it will be integrated onto the launch vehicle. The launch vehicle then transports our vehicle to the drop-off orbit. After separation from the launch vehicle, our OSV will transport our customers’ payloads to their chosen final orbit.

We believe our transportation service has the potential to expand our customers’ deployment options relative to what they could achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. We plan to price our transportation services to custom orbits above competing ride-share services to standard orbits, but below what a satellite operator would need to pay to access a custom orbit using a dedicated small rocket.

Hosted Payload: There are a broad range of payloads, satellite components, and other space technologies, which customers want to operate, test, or validate in space. During development of a satellite component or other system, testing and validation of performance are important, particularly in the harsh environment of space. In other cases, customers wish to operate technologies such as solar collection and energy transmission systems in space without the expense of developing a full system that includes the satellite bus hosting these instruments. Momentus hosted payload service allows customers to operate, test, and validate the performance of the technology or system in space at lower cost and less complexity. Momentus service offers the ability to manage the integration and operation of these payloads in space. Additionally, Momentus is able to obtain necessary government licenses and manage the integration of these hosted payloads onto our Orbital Service Vehicle.

In-Orbit Servicing: We view in-orbit servicing of satellites as a growing business opportunity. As the number of satellites in space increases, so does their need to be serviced. We plan to develop Momentus’ vehicles to be capable of performing in-orbit servicing and are pursuing development activities that support this objective. Although we are still developing this technology, our aim is to equip future vehicles with robotic arms and an ability to maneuver in close proximity to other spacecraft and grapple, dock, or berth with them. Once fully developed, we believe these capabilities could allow us to offer a suite of different in-orbit services, such as inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting.

Constellation Bus: Technologies used to support the Hosted Payload market are directly applicable to offering customer-owned satellite busses for use in constellations. Momentus is offering high-volume production of busses, based on Vigoride’s technologies and integrating customer’s unique payloads for a variety of missions ranging from communications to Earth Observation. This market heavily leverages prior investments in satellite technology to access a large and growing market segment. We introduced variants of Vigoride tailored specifically for constellation applications as M-500 and M-1000 in August, 2023.
Factors Affecting Our Performance
We believe that our performance and future success depend to a substantial extent on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section titled “Risk Factors” under Part I, Item 1A: “Risk Factors”, in this Annual Report on Form 10-K.
In-Space Transport and Service Vehicles and Related Technology Development
Our Service Vehicles
Our research and development objectives have included the development of our existing and future in-space transfer and service vehicles and related water plasma propulsion technology.

Vigoride is the first vehicle developed by Momentus. We expect Vigoride will be sufficient to meet our initial operating plan of offering in-space transportation services to small satellites in LEO as well as payload-hosting services. The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into custom orbits. Vigoride is intended to transport up to 750 kg of customer payload in LEO, although our payload capacity will likely be lower in most common configurations.

We conducted our inaugural test and demonstration mission with Vigoride during 2022 and began our second test and demonstration mission in January 2023 and the third test and demonstration mission in April 2023.

Our 2022 and 2023 launches were intended to be test and demonstration missions. While we carried few paying customers on these early missions, the primary goals of our 2022 and 2023 missions were to test Vigoride in space, learn from any issues that we encountered and incorporate lessons learned into future Vigoride vehicles. While we conduct an extensive ground-test campaign to identify potential problems with each of our vehicles prior to launch, we have encountered anomalies with our vehicles and their operation in space, and we may encounter additional issues and anomalies in the future. Depending on the nature of issues and anomalies we may encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our test and demonstration missions or on any other mission. Any failures or setbacks could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.

Early Vigoride vehicles will not be reusable, meaning that they will complete their missions following delivery of their payloads, operation of hosted payload, and testing of new technologies. However, later this decade, we plan to make our vehicles capable of reuse such that, upon delivery of their payloads, they will be able to remain in space to conduct follow-on missions. Establishing reusable vehicles will require significant additional research and technological developments.

Beyond Vigoride, we envision bringing larger vehicles to market. These vehicles will be similar to our Vigoride vehicle, but with larger structures, and more powerful propulsion systems in order to carry progressively larger payloads progressively farther from Earth, such as to Geosynchronous Orbit (GEO).
The successful development of our satellites, satellite buses, satellite technology and components, Orbital Service Vehicles with water plasma propulsion technology involves uncertainties, including:
•timing in finalizing systems design and specifications;
•successful completion of further test programs and demonstration missions;
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
•our ability to continue funding and maintaining our current research and development activities.
A change in the outcome of any of these variables could delay the development of our vehicles which in turn could impact our business and results of operations. Refer to “Risk Factors,” under Part I, Item 1A in this Annual Report on Form 10-K
Initial and Successive Launches
Our water plasma propulsion technology is based on the use of MET, thrusters, which we believe can ultimately provide safe, affordable, reliable, and regular in-space services, including space transportation, hosted payload, and in-orbit servicing. To accomplish this, we currently intend to:
Develop and market for sale satellites, satellite buses, and satellite technologies. Momentus has developed and intends to develop additional offerings of satellites, satellite buses, and key technologies such as solar arrays and components such as avionics. These offerings leverage the research and development work conducted by the Company in recent years on its Vigoride Orbital Service Vehicle and use technologies developed for this vehicle. Momentus has offered and intends to continue to offer satellites to meet the needs of defense, government, and commercial customers.

Momentus is also developing, or has developed, satellite technologies such as solar arrays and avionics. These components have been developed for use on Momentus’ satellites, satellite buses, and Orbital Service Vehicles. The Company also intends to offer these technologies and components to defense, government, and commercial customers.
Offer Services for in-space transportation. We conducted our inaugural test and demonstration mission with Vigoride in 2022, followed by our second and third tests and demonstration missions in January and April 2023, respectively. All future missions remain subject to the receipt of licenses and government approvals, and successful completion of our efforts to prepare our spacecrafts for flight. The Company can offer no assurances that the vehicles that it plans to operate in future missions will be ready on time, or that they will operate as intended. Refer to “Risk Factors — We may not receive all required governmental licenses and approvals,” and “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
Offer a commercial program for hosted payloads. We developed a modular approach to satellite systems through our hosted payload model. For missions that require significant power for the payload and/or specific orbits, Momentus intends to provide a unique combination of a low-cost service model, in-orbit flexibility, and high electrical power generation.
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
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites into custom orbits. Our early missions, particularly those in 2022 and 2023, were demonstration missions. The primary goals of these demonstration missions were to test Vigoride in orbit and learn from any issues that we encounter. The lessons learned from demonstration missions helped inform changes we have incorporated into our Vigoride vehicle. Depending on the nature of issues we encounter, our schedule for future launches and other planned activities could be adversely affected. There can be no assurance that we will not experience operational or process failures and other problems during our future demonstration missions or on any future mission. Any failures or setbacks, particularly those that we experienced on our inaugural mission (Vigoride 3) and those that we may encounter on other early missions, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation. Refer to “Risk Factors — We are dependent on the successful development of our satellite vehicles and related technology,” under Part I, Item 1A: "Risk Factors," in this Annual Report on Form 10-K.
Customer Demand
We have received significant interest from a range of satellite operators, satellite manufacturers, satellite aggregators, launch service providers, and others. As of December 31, 2023, we had collected approximately $1.0 million in customer deposits related to future launches. There can be no assurance that Momentus will be successful in our objective to convert this customer interest into substantial sales.
In general, our customers have the right to cancel their contracts with the understanding that they will forgo their deposits. If a customer cancels a contract before it is required to pay non-refundable deposits, we may not receive revenue from these orders, except for an initial deposit which is paid at the time the contract is signed.
Recent Developments
Warrant Inducement Agreement
On November 9, 2023, Momentus induced an investor to exercise 672,948, 231,321, and 2,000,000 of Series A Warrants, February Class A Warrants, and October Warrants, respectively, at their exercise price of $2.00 per share, plus an additional $0.25 consideration per share. The aggregate gross proceeds of this warrant inducement, before the deduction of fees and expenses, was approximately $6.5 million. Pursuant to the warrant inducement, Momentus issued warrants to purchase up to 5,808,538 shares of Class A common stock to the investor.
The additional $0.25 of consideration per share represented a modification of the Series A Warrants, February Class A Warrants, and October Warrants. In accordance with ASC 815 guidance on equity classified warrant modifications, the incremental change in fair value of the Series A Warrants, February Class A Warrants, and October Warrants of $0.5 million upon modification was accounted for as an equity issuance cost.
On November 9, 2023, only 1,188,269 shares of Class A common stock were delivered to the investor due to beneficial ownership limitations on the exercise of the Series A Warrants, February Class A Warrants and October Warrants. The remaining 1,716,000 shares were subsequently delivered to the investor, in accordance with the beneficial ownership limitations in the respective warrant agreements, during the year ended December 31, 2023.
October 2023 Registered Direct Securities Sale
On October 4, 2023, Momentus sold an aggregate of 290,000 shares of Class A common stock at a purchase price of $2.00 per share, pre-funded warrants to purchase an aggregate of 1,710,000 shares of Class A common stock at a purchase price of $2.00 per pre-funded warrant less the exercise price of $0.00001 per pre-funded warrant, and warrants to purchase 2,000,000 shares of Class A common stock to an institutional investor. The aggregate gross proceeds of this offering, before the deduction of fees and expenses, was approximately $4.0 million.
In connection with the October Offering, the Company also amended the terms of Series A Warrants, Series B Warrants, and February Class A Warrants in order to modify the exercise price and expiration date. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the Series A Warrants, Series B Warrants, and February Class A Warrants of $1.0 million upon modification was accounted for as an equity issuance cost.

Immediately after modification on October 4, 2023, the Company issued 672,948 shares of Class A common stock as a result of the exercise of the Series B Warrants and received cash proceeds of approximately $1.3 million.
During the three months ended December 31, 2023, the Company issued 1,710,000 shares of Class A common stock as a result of all of the October Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
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
In connection with the September Offering, the Company also amended the terms of February Class A Warrants in order to modify the exercise price and expiration date. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the February Class A Warrants of $0.6 million upon modification was accounted for as an equity issuance cost.
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
Organizational Changes
On November 28, 2022, Jikun Kim, the Chief Financial Officer of the Company, tendered his resignation effective January 6, 2023. On January 3, 2023, the Board of Directors appointed Dennis Mahoney as the Interim Chief Financial Officer and principal accounting officer of the Company, effective as of January 7, 2023. Then on April 5, 2023, the Board of Directors appointed Eric Williams as the Chief Financial Officer and principal accounting officer of the Company. Mr. Williams resigned from the Company on April 2, 2024. The Board of Directors appointed Lon

Ensler as the interim Chief Financial Officer and principal accounting officer of the Company effective April 2, 2024.
At-The-Market Offering
On September 28, 2022, Momentus entered into the ATM Sales Agreement. Pursuant to the ATM Sales Agreement, the Company may from time to time sell, through the sales agent using ATM offerings, shares of Class A common stock up to an aggregate offer price of $50.0 million. Under the ATM Sales Agreement, the sales agent will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
During the years ended December 31, 2023 and 2022, there were no sales under the ATM Sales Agreement. Due to the delay in any sales under the ATM Sales Agreement, during the year ended December 31, 2023, $0.3 million of previously deferred offering costs were written off to operating expenses.
CFIUS Review
We have incurred significant expenses in connection with the CFIUS review described below and have incurred significant expenses in connection with the implementation of the NSA described below, which has now been completed and we therefore do not expect to incur additional implementation expenses since this NSA has been terminated. We have also incurred significant expenses related to the SEC settlement discussed below. The Company incurred legal expenses related to these matters of approximately $0.4 million for the year ended December 31, 2023 and $1.7 million for the year ended December 31, 2022 and expects to continue to incur legal expenses in the future.
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
Momentus made significant strides to implement the NSA in 2023. In March 2023, Momentus paid the final divestiture payment to Mr. Kokorich, Nortrone Trust, and Mr. Khasis (through Brainyspace Trust). Momentus also implemented the remaining aspects of the NSA in 2023. Momentus submitted a request to CFIUS for NSA termination in December 2023, which was subsequently granted and the Company was notified of this decision by the Department of the Treasury in January 2024. Momentus is no longer subject to the provisions of the NSA which is no longer in force.
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
On February 27, 2023 the Company raised aggregate gross proceeds of $10.0 million through the sale of securities (see Note 9 for additional information), which together with the Business Combination and other capital raising activities triggered the payment of the $10.0 million liability to the Co-Founders in accordance with the terms of the stock repurchase agreements. The $10.0 million amount paid had previously been recorded as an estimated liability with a corresponding offset to additional paid-in capital within the consolidated statements of stockholders’ equity as of December 31, 2022.

Components of Results of Operations
Service Revenue
We enter into contracts for ‘last-mile’ satellite and cargo delivery, payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. The Company recognizes revenue (along with any other fees that have been paid) upon the earlier of the satisfaction of our performance obligation or when the customer cancels the contract. The Company also enters into contracts to perform analysis and provide engineering services to U.S. Government organizations.
During the year ended December 31, 2023, the Company recognized $3.1 million of revenue, primarily from the completion of performance obligations in connection with the Vigoride 5 and 6 transportation services and hosted payload missions as well as some forfeited customer deposits upon contract expiration and engineering project services.
As of December 31, 2023 we have signed contracts with customers and have collected approximately $1.0 million in customer deposits, all of which are recorded as non-current contract liabilities in our consolidated balance sheets.
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have milestone payments subject to the variable consideration constraint. When a milestone is achieved, the Company updates its estimate of the transaction price to include the milestone payment and records a cumulative catch-up in revenue.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with the cost of the orbital service vehicle and third-party launch costs. To date, the cost of these orbital service vehicles has been expensed as research and development costs as materials and services are received. The current design and technology allow for a single use of the orbital service vehicle.
Research and Development
Research and development expenditures consist primarily of the cost of the following activities for developing existing and future technologies for our satellites, satellite technologies, and our Orbital Service Vehicles. Research and development activities include basic research, applied research, design, development, and related test program activities. Costs incurred for developing our technologies primarily include equipment, material, and labor hours (both internal and subcontractors). The Company also records launch costs related to the testing of its Vigoride vehicles as research and development costs.
As of December 31, 2023, we have expensed all research and development costs associated with developing and building our vehicles.
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
We also incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.
Change in Fair Value of Warrant Liability
Changes in the fair value of warrants consists of changes in the estimated fair value of our warrant liability.
Interest Income

Interest income consists of interest earned by the Company on investment holdings in interest bearing bank accounts.
Interest Expense
Interest expense includes interest incurred by the Company related to our loan payables as well as the amortization of warrant discount and debt issuance costs.
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
Comparison of Financial Results for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Service revenue	$3,089	$299	$2,790	933%
Cost of revenue	855	26	829	3188%
Gross profit	2,234	273	1,961	718%

Operating expenses:
Research and development expenses	34,351	41,721	(7,370)	(18%)
Selling, general and administrative expenses	36,055	49,827	(13,772)	(28%)
Total operating expenses	70,406	91,548	(21,142)	(23%)
Loss from operations	(68,172)	(91,275)	23,103	(25%)

Other income (expense), net:
Change in fair value of warrant liability	561	5,185	(4,624)	(89%)
Realized loss on disposal of assets	(17)	(168)	151	(90%)
Interest income	1,225	522	703	135%
Interest expense	(2,337)	(5,262)	2,925	(56%)
Litigation settlement, net	—	(4,500)	4,500	(100%)
Other income	(180)	54	(234)	(433%)
Total other income (expense), net	(748)	(4,169)	3,421	(82%)
Net loss	$(68,920)	$(95,444)	26,524	(28%)
Service revenue
The revenue recognized during the year ended December 31, 2023 was primarily driven by fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers, resulting in $1.7 million of revenue recognition as well as $0.3 million of engineering services for the Space Development Agency. The remaining $1.1 million of revenue recognized was a combination of customer deposit forfeiture upon contract expiration, engineering services, and the launch of one customer payload through another supplier on the SpaceX Transporter 8 mission.

The revenue recognized during the year ended December 31, 2022 was primarily due to the Company’s first launch in May 2022. This revenue was recognized as the result of a completed performance obligation, as well as other performance obligations which were negatively impacted by the Vigoride 3 anomalies and led to concessions offered to customers. Additional revenues were recognized from forfeited customer deposits related to contract cancellations.
Cost of revenue
The cost of revenue during the year ended December 31, 2023 was due to the launch cost allocated to customer payloads on the Vigoride 5 and Vigoride 6 missions. The Company allocated the cost of the launch proportionally based on payload weight.
The cost of revenue during the year ended December 31, 2022 was due to the revenue recognition relating to deferred revenues from the Company’s first launch in May 2022 described above. The Company allocated the cost of the launch proportionally based on payload weight.
Research and development expenses
Research and development expenses decreased from $41.7 million in the year ended December 31, 2022 to $34.4 million in the year ended December 31, 2023. The decrease was primarily due to (i) $5.1 million reduction in payroll costs due to decreased headcount and related decreases in signing bonuses (ii) $4.6 million reduction in spending on materials and components, (iii) $1.8 million reduction in allocated information technology and facilities expenses, and (iv) $0.7 million reduction on subcontractor cost, and (v) $0.5 million decrease in other overhead costs. These decreases are partially offset by increases in launch costs of $5.3 million associated with impairment of our Space X and ABL deposits, and amortization of the Vigoride 5 and Vigoride 6 missions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $49.8 million in the year ended December 31, 2022 to nearly $36.1 million in the year ended December 31, 2023. The decrease is primarily due to (i) a $3.1 million decrease in stock based compensation due to executive turnover, (ii) a $3.1 million decrease in non-stock based compensation payroll due to prior year one-time bonuses and executive departures temporarily replaced by consultants, (iii) a $2.1 million decrease in non-legal professional fees as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance, (iv) a $1.1 million decrease in other legal services expenses, (v) a $1.4 million decrease in NSA compliance spending, (vi) a $1.0 million decrease in SEC compliance spending, (vii) a $0.9 million decrease in IT overhead costs, (viii) a $0.6 million decrease in G&A launch costs associated with a strategic supplier test in May 2022 and, (ix) a $0.5 million decrease in other general corporate office expenses (including insurance costs).
Change in fair value of warrant liability
For both the year ended December 31, 2023 and 2022, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.
Realized loss on disposal of assets
The decrease in realized loss on disposal of asset for the year ended December 31, 2023, compared to year ended December 31, 2022, was due to disposals of furniture and equipment related to the end of three minor leases during the year ended December 31, 2022, compared to immaterial disposals during the year ended December 31, 2023.
Interest income
Interest income increased from $0.5 million for year ended December 31, 2022 to $1.2 million for the year ended December 31, 2023 as the Company invested more in money market funds in response to rising interest rates.
Interest expense
Interest expense decreased from $5.3 million of cash and amortization interest for the year ended December 31, 2022 to $2.3 million of cash and amortization interest for the year ended December 31, 2023 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.

Litigation settlement, net
Litigation settlement expense for the year ended December 31, 2022 relates to the loss contingency of $8.5 million recorded as a result of the settlement of the Amended Complaint. This contingency was offset by an insurance receivable of $4.0 million for the insurance proceeds expected from its insurers related to the settlement. There were no litigation settlement expenses for the year ended December 31, 2023.
Other income
Other income increased from $0.1 million for the year ended December 31, 2022 to $0.2 million year ended December 31, 2023 and 2022. The increase was related to the release of interest accrued in relation to the loan during 2022.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $68.9 million for the year ended December 31, 2023 and had an accumulated deficit of $373.0 million as of December 31, 2023. Additionally, the Company used net cash of $61.8 million to fund its operating activities for the year ended December 31, 2023, and had cash and cash equivalents of $2.1 million as of December 31, 2023.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2023, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such consolidated financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.

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

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(61,826)	$(87,887)
Investing activities	(19)	(733)
Financing activities	1,924	(9,514)
Net change in cash, cash equivalents, and restricted cash	$(59,921)	$(98,134)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 was $61.8 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding stock-based compensation of $8.5 million, were $19.6 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $9.6 million. Professional fees of $16.1 million included $7.9 million in legal fees and $2.4 million of costs related to the SEC and NSA topics discussed in Note 12. Office overheads, other general corporate expenses, and cash interest were $8.4 million, which includes insurance costs of $2.7 million. The Company incurred launch costs of $5.9 million net of prepaid deposit impairment of $3.7 million during the year ended December 31, 2023. These cash outflows were partially offset by gross profit of $2.2 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the year ended December 31, 2023. Additionally, the Company had a change in operating assets and liabilities of $8.4 million during the year ended December 31, 2023.
Net cash used in operating activities for the year ended December 31, 2022 was $87.9 million, driven primarily by headcount costs, research and development activities, and professional fees related to the SEC and NSA compliance costs, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus and stock-based compensation, were $28.2 million. Research and development activity expenses, including materials, components, and subcontractor costs were $15.0 million. Legal fees, related to public company costs as well as the class action complaints discussed in Note 12, were $9.0 million. The Company paid the $5.0 million SEC settlement during the year ended December 31, 2022. Professional fees for recruiting, accounting and audit, and other services were $12.7 million. Office overheads, other general corporate expenses, and cash interest were $15.7 million. The Company incurred launch costs of $1.2 million during the year ended December 31, 2022, that were amortized in connection with its first launch.
Investing Activities
Net cash used in investing activities was $0.0 million and $0.7 million for the year ended December 31, 2023 and 2022, respectively, which consisted primarily of purchases of machinery and equipment partially offset by proceeds from sale of machinery and equipment.
Financing Activities
Net cash provided by financing activities was $1.9 million for the year ended December 31, 2023, primarily due to gross proceeds of approximately $19.0 million received from the February Offering, September Offering, and October Offerings as well as $7.9 million proceeds from the exercise of warrants. These cash inflows were partially offset by principal repayments of $13.0 million under the Term Loan, $10.0 million paid to satisfy the stock repurchase agreement contingent liability, and $2.0 million in issuance costs related to common stock and related warrants.
Net cash used in financing activities was $9.5 million for the year ended December 31, 2022, primarily due to principal repayment under the Term Loan, which did not commence until March of 2022.
Funding Requirements
We expect our cash consumption to continue in connection with our ongoing activities.
Specifically, our operating expenses will continue as we:
•continue to refine and operate our corporate infrastructure, people, processes and systems;
•pursue sales and marketing activities for our product and services;
•pursue further research and development related to developing our satellites, satellite technology, and Orbital Service Vehicles;
•seek regulatory approvals for operation of our satellites and vehicles;
•actively manage our workforce, including right sizing in personnel;
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
Some of these risks and uncertainties are described in more detail under Part II, Item 1A: "Risk Factors," in this Form 10-K under the heading “Risk Factors — We may not be able to continue as a going concern.”
Commitments and Contingencies
We are a party to operating leases primarily for facilities (e.g., office buildings, warehouses and spaceport) under non-cancellable operating leases. These leases expire at various dates through 2028. Refer to Note 6.
We have principal of $2.3 million outstanding under the Term Loan. Refer to Note 8.
We enter into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. Refer to Note 12.
As a result of the settlement accepted by courts, we recorded a litigation settlement contingency of $8.5 million on December 31, 2022. As of December 31, 2023, the Company paid $4.5 million to the escrow account of the litigation settlement while the remainder of $4.0 million was paid by insurance companies (refer to Note 12).
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions. In addition to our critical accounting policies below, see Note 2 in the notes to our consolidated financial statements included elsewhere in this Form 10-K.
Revenue Recognition
The Company enters into short-term contracts for ‘last-mile’ satellite and cargo delivery (transportation services), payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. For its transportation service arrangements, the Company has a single performance obligation of delivering the customers’ payload to its designated orbit and recognizes revenue (along with any other fees that have been paid) at a point in time, upon satisfaction of this performance obligation. Additionally, for its in-orbit service arrangements, the Company provides a multitude of services consistently throughout the mission to its customers and has services available on a ‘stand ready’ basis until the mission reaches its conclusion. The Company recognizes revenue for these in-orbit services ratably over time on a straight-line basis. The Company enters into contracts to perform services for U.S. Government customers. The Company recognizes revenue for these services in accordance with the terms of these contracts.
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
The Company’s in-orbit services consist of a collection of interdependent and integrated services which are not considered distinct from one another and may vary depending on the specific needs of the Customer and mission. Revenue for these in-orbit services is recognized ratably over time on a straight line basis.
The Company’s engineering project services to U.S. Government organizations generally have specific payment attached to each milestone. When a milestone is achieved, the Company submits services performed for approval. Once approval is received, the Company invoices and collects on the milestone completed.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.
Please refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our consolidated financial condition and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had cash and cash equivalents of $2.1 million, which are primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Because the Term Loan indebtedness bears interests at a fixed rate, it is not impacted by changes in interest rates.
Foreign Currency Risk
There were no material foreign currency transactions for the years ended December 31, 2023 and 2022. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Momentus Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Momentus Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The consolidated financial statements of the Company as of and for the year ended December 31, 2022, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Note 1 to the consolidated financial statements, were audited by other auditors whose report, dated March 7, 2023, expressed an unqualified opinion on those statements. We audited the adjustments to the 2022 consolidated financial statements to retrospectively apply the reverse stock split, as described in Note 1 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any other procedures to the 2022 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2023.
/s/ Frank, Rimerman + Co. LLP
San Francisco, California
June 5, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Momentus, Inc.
San Jose, California

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet of Momentus, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) (the 2022 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 1 to the consolidated financial statements are not presented herein). In our opinion, the 2022 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ ArmaninoLLP
San Ramon, California
March 7, 2023
We began serving as the Company’s auditor in 2019. In 2023, we became the predecessor auditor.

MOMENTUS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$2,118	$61,094
Restricted cash, current	—	1,007
Insurance receivable	100	4,000
Prepaids and other current assets	8,513	10,173
Total current assets	10,731	76,274
Property, machinery and equipment, net	3,252	4,016
Intangible assets, net	341	337
Operating right-of-use asset	5,350	6,441
Deferred offering costs	—	331
Restricted cash, non-current	373	312
Other non-current assets	602	4,712
Total assets	$20,649	$92,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,805	$2,239
Accrued liabilities	4,754	8,026
Loan payable, current	2,273	11,627
Contract liabilities, current	—	1,654
Operating lease liability, current	1,268	1,153
Stock repurchase liability	—	10,000
Litigation settlement contingency	—	8,500
Other current liabilities	9	27
Total current liabilities	11,109	43,226
Contract liabilities, non-current	998	1,026
Loan Payable, non-current	—	2,404
Warrant liability	3	564
Operating lease liability, non-current	4,863	6,131
Other non-current liabilities	489	465
Total non-current liabilities	6,353	10,590
Total liabilities	17,462	53,816
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and 0 issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 8,283,865 issued and outstanding as of December 31, 2023; 250,000,000 shares authorized and 1,688,824 issued and outstanding as of December 31, 2022	—	—
Class B common stock, $0.00001 par value; 4,312,500 shares authorized and 0 issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	376,234	342,734
Accumulated deficit	(373,047)	(304,127)
Total stockholders’ equity	3,187	38,607
Total liabilities and stockholders’ equity	$20,649	$92,423
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Service revenue	$3,089	$299
Cost of revenue	855	26
Gross profit	2,234	273
Operating expenses:
Research and development expenses	34,351	41,721
Selling, general and administrative expenses	36,055	49,827
Total operating expenses	70,406	91,548
Loss from operations	(68,172)	(91,275)

Other income (expense), net:
Change in fair value of warrant liability	561	5,185
Realized loss on disposal of assets	(17)	(168)
Interest income	1,225	522
Interest expense	(2,337)	(5,262)
Litigation settlement, net	—	(4,500)
Other income (expense)	(180)	54
Total other income (expense), net	(748)	(4,169)
Net loss	$(68,920)	$(95,444)
Net loss per share, basic and diluted	$(23.13)	$(58.53)
Weighted average shares outstanding, basic and diluted	2,979,845	1,630,762
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	1,624,236	$—	$340,571	$(208,683)	$131,888
Issuance of common stock upon exercise of stock options	43,699	—	574	—	574
Issuance of common stock upon vesting of RSUs	15,741	—	—	—	—
Issuance of common stock upon purchase of ESPP	3,308	—	271	—	271
Share repurchase related to Section 16 Officer tax coverage exchange	(3,723)	—	(331)	—	(331)
Stock-based compensation	—	—	11,649	—	11,649
Share repurchase valuation adjustment	—	—	(10,000)	—	(10,000)
Shares issued upon exercise of warrant	5,563	—	—	—	—
Net loss	—	—	—	(95,444)	(95,444)
Balance, December 31, 2022	1,688,824	—	$342,734	$(304,127)	$38,607
Issuance of common stock upon exercise of stock options	10,081	—	130	—	130
Issuance of common stock upon vesting of RSUs	42,741	—	—	—	—
Issuance of common stock upon purchase of ESPP	3,131	—	33	—	33
Share repurchase related to Section 16 Officer tax coverage exchange	(4,899)	—	(88)	—	(88)
Issuance of common stock and related warrants in registered offering, net of issuance costs	687,920	—	16,952	—	16,952
Issuance of common stock upon exercise of pre-funded warrants	2,216,349	—	—	—	—
Issuance of common stock upon exercise of warrants	3,577,217	—	7,881	—	7,881
Stock-based compensation - stock options, RSAs, RSUs	—	—	8,480	—	8,480
Issuance of common stock for consulting services	2,700	—	112	—	112
Common stock issued in connection with reverse stock split	59,801	—	—	—	—
Net loss	—	—	—	(68,920)	(68,920)
Balance, December 31, 2023	8,283,865	$—	$376,234	$(373,047)	$3,187

The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended, December 31
	2023	2022
Cash flows from operating activities:
Net loss	$(68,920)	$(95,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	894	1,090
Amortization of debt discount and issuance costs	1,357	2,690
Amortization of right-of-use asset	1,090	1,163
Change in fair value of warrant liability	(561)	(5,185)
Impairment of prepaid launch costs	3,685	—
Write-off of deferred offering costs	331	—
Litigation settlement, net	—	4,500
Loss on disposal of fixed and intangible assets	17	168
Stock-based compensation expense	8,480	11,580
Issuance of common stock for consulting services	112	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(565)	(2,206)
Insurance receivable	3,900	—
Other non-current assets	2,649	(147)
Accounts payable	453	373
Accrued liabilities	(3,293)	(1,540)
Accrued interest	(131)	131
Other current liabilities	(14)	(5,020)
Contract liabilities	(1,681)	1,126
Operating lease liability	(1,153)	(1,189)
Litigation settlement contingency	(8,500)	—
Other non-current liabilities	24	23
Net cash used in operating activities	(61,826)	(87,887)
Cash flows from investing activities:
Purchases of property, machinery and equipment	(94)	(583)
Proceeds from sale of property, machinery and equipment	113	34
Purchases of intangible assets	(38)	(184)
Net cash used in investing activities	(19)	(733)
Cash flows from financing activities:
Proceeds from exercise of stock options	130	574
Proceeds from employee stock purchase plan	33	271
Proceeds from exercise of warrants	7,881	—
Repurchase of Section 16 Officer shares for tax coverage exchange	(88)	(331)
Principal payments on loan payable	(12,984)	(9,697)
Payment of deferred offering costs	—	(331)
Payment for repurchase of common shares	(10,000)	—
Proceeds from issuance of common stock and related warrants	19,000	—
Payments for issuance costs related to common stock and related warrants	(2,048)	—
Net cash provided by (used in) financing activities	1,924	(9,514)
Decrease in cash, cash equivalents and restricted cash	(59,921)	(98,134)
Cash, cash equivalents and restricted cash, beginning of year	62,413	160,547
Cash, cash equivalents and restricted cash, end of year	$2,492	$62,413
Supplemental disclosure of non-cash investing and financing activities
Purchases of property, machinery and equipment in accounts payable and accrued expenses at period end	$113	$—
Purchases of intangible assets in accounts payable and accrued expenses at year end	$20	$—
Issuance costs related to warrant modification	$2,130	$—
Stock repurchase liability fair value	$—	$10,000
Supplemental disclosure of cash flow information
Cash paid for interest	$980	$2,440
The accompanying notes are an integral part of these consolidated financial statements

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations
The Company
Momentus Inc. (together with its consolidated subsidiaries “Momentus” or the “Company”) is a U.S. commercial space company that offers satellites, satellite buses, satellite technologies, in-space infrastructure services, including in-space transportation, hosted payloads and in-orbit services. Momentus is making new ways of operating in space possible with its in-space transfer and service vehicles, powered by an innovative, space-proven water plasma-based propulsion system.
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
On January 3, 2023, the Company launched Vigoride 5 to low-earth orbit aboard the SpaceX Transporter-6 mission. As of December 31, 2023, the primary mission objectives were completed. On Vigoride’s first orbital pass, Momentus confirmed that both solar arrays were deployed, and the vehicle was generating power and charging its batteries. Momentus demonstrated all spacecraft subsystems through the course of the Vigoride 5 primary mission and identified several deficiencies which have been incorporated into the Vigoride 7 build. Vigoride 5 included testing of our MET propulsion system. Two thrusters were flown and fired over 300 times and 6 hours 58 minutes of accumulated firing time. Vigoride 5 also carried one cubesat that was successfully released into orbit, and a complex hosted payload developed by CalTech to demonstrate technologies needed to collect and beam power to the Earth. Momentus also performed an orbit raise during this mission of over 3 km.

Momentus launched its third OSV, Vigoride 6, to low-Earth orbit aboard the SpaceX Transporter-7 mission on April 14, 2023. During the Vigoride-6 mission Momentus deployed all customer payloads. Momentus successfully deployed the REVELA payload for ARCA Dynamics, the VIREO CubeSat for C3S LLC., the DISCO-1 CubeSat for Aarhus University, and the IRIS-C payload for an Asian customer booked through ISILAUNCH.

During the Vigoride-6 mission, Momentus also deployed two CubeSats into Low-Earth Orbit as part of the NASA LLITED (Low-Latitude Ionosphere/Thermosphere Enhancements in Density) mission. These two CubeSats, housed behind a single deployer door, were released from the Vigoride OSV earlier than scheduled. While the CubeSats were deployed at the intended altitude of 495km, they were deployed at a different inclination than the intended target orbit needed for the science experiment. Momentus conducted a thorough investigation and identified the root cause as human error in the mapping of a software command. The Company implemented corrective actions to prevent a recurrence.

During the Vigoride 6 mission, Momentus conducted a demonstration test of its patented Tape Spring Solar Array (TASSA). This system utilizes flexible solar cell technology, allowing the solar array to be extended and retracted like a tape measure, using its concave shape to provide rigidity.

TASSA is designed to be deployed and retracted on orbit numerous times, to be configurable to varying lengths based on power requirements, and utilizes thin film solar cells that are radiation resistant and self-annealing. During its demonstration test on orbit, Momentus was able to demonstrate a significant majority of the major performance requirements for TASSA, including boom yoke deployment, initial roll out deployment, thin film flexible solar cell power generation, low-cost slip ring performance, and retraction, providing confidence as well as identifying areas for improvement, such as processing the metallic substrate to better maintain its intended shape as Momentus continues development of this technology.

Other Missions

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)

Momentus conducted another mission on the SpaceX Transporter-9 mission launched on November 11, 2023. On this mission, Momentus used a third-party deployer system to deliver payloads into orbit.  Momentus supported five payloads for four customers. After launch, the Company confirmed the deployment of the Hello Test 1 and 2 satellites for Hello Space. Momentus was not able to confirm the deployment of the remaining three satellites for three other customers and based on the results of a detailed investigation undertaken, the Company does not believe those satellites were released from the third-party deployer system.

Momentus has launched four missions to date, deployed 17 customer satellites, and provided hosted payload services. The Company has produced its next Orbital Service Vehicle, Vigoride 7, that it intends to utilize on a future mission or for use as a satellite bus.
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
Business Combination
On August 12, 2021, the Company consummated a merger pursuant to the terms of the Agreement and Plan of Merger, dated October 7, 2020, and as amended on March 5, 2021, April 6, 2021, and June 29, 2021 (the “Merger Agreement”), by and among Stable Road Acquisition Corp (“SRAC”), Project Marvel First Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of SRAC (“First Merger Sub”), and Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of SRAC (“Second Merger Sub”), pursuant to which First Merger Sub merged with and into Momentus Inc., a Delaware corporation (“Legacy Momentus”) with Legacy Momentus as the surviving corporation of the First Merger Sub, and immediately following which Legacy Momentus merged with and into the Second Merger Sub, with the Second Merger Sub as the surviving entity (the “Business Combination”). In connection with the closing of the Business Combination (“Closing”), the Company changed its name from Stable Road Acquisition Corp. to Momentus Inc., and Legacy Momentus changed its name to Momentus Space, LLC.
The Business Combination was accounted for as a reverse recapitalization under ASC Topic 805, Business Combinations, with SRAC and its two wholly-owned subsidiaries. The Company received gross proceeds of $247.3 million upon the closing of the Business Combination. Public and private warrants of SRAC were assumed by the Company as a result of the Business Combination.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date the Company remains heavily focused on growth and continued development of its proprietary technology, and as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred a net loss of $68.9 million for the year ended December 31, 2023, and accumulated deficit of $373.0 million as of December 31, 2023. Additionally, the Company used net cash of $61.8 million to fund its

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
operating activities for the year ended December 31, 2023, and had cash and cash equivalents of $2.1 million as of December 31, 2023.
Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2023, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such consolidated financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations, scaling of commercial production, and maintain its existing services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate all opportunities to access additional capital through any available means.
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
The accompanying consolidated financial statements have been prepared on a going concern basis of accounting. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Reverse Stock Split
Effective August 22, 2023, the Company’s stockholders approved a 1-for-50 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 50 shares of Class A common stock issued and outstanding on August 22, 2023, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. The reverse stock split did not affect the stated par value of the Class A common stock nor did it change the total number of the Company’s authorized shares of Class A common stock. The Company’s Class B common stock was not affected by the reverse stock split.
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
Note 1. Nature of Operations (cont.)
The Company has retroactively adjusted all periods presented for the effects of the stock split. See Note 9 for additional information.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Reclassification, Change in Presentation and Prior Year Omitted Disclosures
Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation as follows.

Disclosures including the disaggregation of revenue by type (refer to “disaggregation of revenue by type” in this Note), disclosure in segment reporting regarding the long-lived assets by geographic location (refer to “segment reporting” in this Note), the disclosure of Preferred Stock and Class B common stock on the consolidated balance sheet and the disclosure of Class B common stock in Note 9 were omitted from our prior year financials for the year ended December 31, 2022. The disclosures have been included for the year ended December 31, 2023 and include the comparative period for the year ended December 31, 2022. Additionally, there was an immaterial number change related to the disclosure of gross unrecognized tax benefits (refer to “Gross unrecognized tax benefits” in Note 13) for the year-ended December 31, 2022. The Company also adjusted the 2022 federal and state net operating loss (“NOL’s”) carryforwards as the result of the 2023 return to provision true-up that was recorded in relation to the state apportionments (refer to disclosures in Note 13). These adjustments had no impact on the consolidated balance sheets, statements of operations and comprehensive loss, or cash flows as there was no change in the amounts recorded. The Company has determined that these adjustments were immaterial both individually and in aggregate.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, the timing of revenue recognition, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, leases, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based compensation, warrant liabilities, and litigation contingencies.
Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Class A common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company after the consummation of the Business Combination has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. The Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when initially purchased.
The Company places its cash in the bank, which may at times be in excess of the Federal Deposit Insurance Corporation insurance limits of $250,000 per depositor, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions. $0.4 million is restricted primarily as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, and is classified as a non-current asset as it will be returned to the Company upon the occurrence of future events which are expected to occur beyond one year from December 31, 2023.
Deferred Fulfillment and Prepaid Launch Costs
The Company prepays for certain launch costs to third-party providers that will carry the transport vehicle to orbit. Prepaid costs allocated to the delivery of a customers’ payload are classified as deferred fulfillment costs and recognized as cost of revenue upon delivery of the customers’ payload. Prepaid costs allocated to our payload are classified as prepaid launch costs and are amortized to cost of sales and research and development expense upon the release of our payload. The allocation is determined based on the distribution between customer and our payload weight on each launch. Due to launch delays and decisions to sell launch spots to third parties, during the year ended December 31, 2023, $3.7 million of prepaid launch costs were written off to research and development operating expenses.
As of December 31, 2023, and 2022, the Company had deferred fulfillment and prepaid launch costs of $1.7 million and $7.4 million, respectively, with $1.3 million and $3.0 million recorded within prepaids and other current assets, respectively, and $0.4 million and $4.4 million recorded within other non-current asset, respectively, in our consolidated balance sheets.
Property, Machinery and Equipment
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
Intangible Assets
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
In accordance with ASC Topic 350-40, Intangibles, the Company presents capitalized implementation costs for cloud computing arrangements within prepaid and other current assets, and other non-current assets to properly present the capitalized costs with their related subscription fees.
Deferred Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to fundraising activities. During the years ended December 31, 2023 and 2022, deferred offering costs were attributable to the Company’s S-3 Universal Shelf registration (the “Form S-3”), the at-the-market offering program, and securities purchase agreements entered into during such periods. These costs will be netted with the proceeds proportional to the at-the-market program fundraising and any future fundraising under the "Form S-3". If the Company terminates the Form S-3 or the at-the-market program, or there is a significant delay, all of the deferred offering costs attributed to the Form S-3 or the at-the-market offering program will be immediately written off. Due to the delay in any sales under the at-the-market offering program, during the year ended December 31, 2023, $0.3 million of previously deferred offering costs were written off to other expenses. Refer to Note 9 for additional information.
Loss Contingencies
The Company estimates loss contingencies in accordance with ASC Sub-Topic 450-20, Loss Contingencies (“ASC 450-20”), which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 12 for additional information.
Revenue Recognition
The Company enters into short-term contracts for ‘last-mile’ satellite and cargo delivery (transportation service), payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. For its transportation service arrangements, the Company has a single performance obligation of delivering the customers’ payload to its designated orbit and recognizes revenue (along with any other fees that have been paid) at a point in time, upon satisfaction of this performance obligation. Additionally, for its in-orbit service arrangements, the Company provides a multitude of services consistently throughout the mission to its customers and also has services available on a ‘stand ready’ basis as needed until the mission reaches its conclusion. The Company recognizes revenue for these in-orbit services ratably over time on a straight-line basis. The Company also enters into contracts to perform analysis and provide engineering services to U.S. Government organizations.
The Company accounts for customer contracts in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which includes the following five-step model:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
approval, invoices, and collects on that completed milestone. During the years ended December 31, 2023 and 2022, the Company recorded $0.3 million and $— million of revenue from the U.S. Government, respectively.
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of December 31, 2023 and 2022, the Company had customer deposit balances of $1.0 million and $2.7 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as non-current contract liabilities in the Company’s consolidated balance sheets. Included in the collected amount as of December 31, 2023 and 2022, are $1.0 million and $1.0 million, respectively, of non-current deposits.
During the year ended December 31, 2023, the Company recognized $3.1 million of revenue, due to transportation services performed in Vigoride 5 and Vigoride 6 spaceship launches, hosted payload services in Vigoride 5, engineering services, and forfeited customer deposits primarily related to expired options. Of the $3.1 million of revenue recognized, $1.8 million was derived from December 31, 2022 contact liability balance. The Company recognized $0.3 million in revenue from transportation services and forfeited customer deposits during the year ended December 31, 2022.
The disaggregation of revenue by type is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Transportation services	$1,582	$127
Hosted payload services	568	—
Forfeited customer deposits	641	172
Engineering project services	298	—
Total revenue	$3,089	$299
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 instruments for the years ended December 31, 2023 and 2022.
Certain of the Company’s warrants are recorded as a derivative liability pursuant to ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model. The primary significant unobservable input used in the valuation of the warrants is expected stock price volatility. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The expected term was based on the maturity of the warrants, which is 5 years. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. Upon conversion of the Legacy

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Momentus private warrants immediately prior to the business combination, the key valuation input was the closing price of Company’s Class A common stock on the Closing, as the expected term and volatility were immaterial to the pricing model.
The Company’s stock repurchase agreements with the Co-Founders (see Note 12 for additional information) are recorded as contingent liabilities pursuant to ASC Topic 480, measured at fair value. The stock repurchase agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. The Company paid $10.0 million to satisfy the stock repurchase agreement contingent liabilities during the three months ended March 31, 2023 (see Note 9 for additional information). There were no transfers between levels of input during the years ended December 31, 2023 and 2022.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Level	Fair value as of December 31, 2022	Payment of Stock Repurchase Liability	Change in Fair Value	Fair value as of December 31, 2023
Warrant Liability	3	$564	$—	$(561)	$3
Stock Repurchase Liability	3	10,000	(10,000)	—	—
Total		$10,564	$(10,000)	$(561)	$3
Key assumptions for the Black-Scholes model used to determine the fair value of warrants outstanding as of December 31, 2023 were as follows:

Warrant term (years)	2.61
Volatility	113.50%
Risk-free rate	4.05%
Dividend yield	0.00%
Warrant Liability
The Company’s private warrants and stock purchase warrants are recorded as derivative liabilities pursuant to ASC Topic 815 and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model to calculate fair value. See Note 9 for additional information. Significant unobservable inputs, prior to the Company’s stock being publicly listed, included stock price, volatility and expected term. At the end of each reporting period, changes in fair value during the period are recognized as components of other income within the consolidated statements of operations. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of (i) the exercise or expiration of the warrants or (ii) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital within the consolidated statements of stockholders’ equity.
The warrants issued by Momentus Inc. prior to the Business Combination were exercised in connection with the Business Combination and as a result, the Company performed a fair value measurement of those warrants on the Closing and recorded the change in the instruments’ fair values prior to converting them to equity. The warrants assumed by the Company as a result of the Business Combination remain outstanding.
Public and Private Warrants
Prior to the Business Combination, SRAC issued 225,450 private placement warrants (“Private Warrants”) and 172,500 public warrants (“Public Warrants” and, together with the “Private Warrants”, “Public and Private Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $575.00 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities on the consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date.
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
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 815, at the initial recognition.
Other than the Public and Private Warrants noted above, the Company also had other warrants issued and outstanding which were recognized as derivative liabilities in accordance with ASC Topic 815 until they were fully exercised. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the Black-Scholes model and were subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s consolidated statements of operations. Derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 9 for additional information.
Equity Classified Warrants
Subsequent to the Business Combination, the Company has issued warrants in conjunction with various securities purchase agreements (See Note 9 for additional information). The warrants are freestanding equity-linked instruments that meet the indexation and equity classification criteria of ASC Sub-Topic 815-40.
The grant-date fair value of these warrants is recorded in additional paid-in capital on the consolidated balance sheets. The fair value of the warrants are measured using the Black-Scholes option-pricing model on the grant date.
Modification of Equity Classified Warrants
A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC Topic 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt offering, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications, the incremental change in fair value is recognized as a deemed dividend.
Basic and Diluted Loss Per Share
Net loss per share is provided in accordance with ASC Sub-Topic 260-10, Earnings per Share. Basic net loss per share is computed by dividing losses by the weighted average number of common shares outstanding during the year. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the year. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. See Note 11 for additional information.
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the years ended December 31, 2023 and 2022, there were no impairments of long-lived assets. See Note 4 and Note 5 for additional information.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan for the years ended December 31, 2023 and 2022.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC Topic 280, Segment Reporting, we are not organized around specific services or geographic regions.
Our chief operating decision maker “CODM” uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States and of the $3.1 million of revenue recognized by the Company during the year ended December 31, 2023, 39% was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
Recently Adopted Accounting Standards
Although there are several new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or results of operations.
In July 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718) (“ASU 2023-03”). This update requires to (1) disclosure and presentation of income or loss related to common stock transactions on the face of the income statement, (2) modification of the existing classification and measurement of redeemable preferred shares and redeemable equity-classified shares, and (3) modification of accounting treatment

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
for stock-based compensation. The FASB has not set an effective date on ASU 2023-03 and adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2023-03 on its consolidated financial statement disclosures.
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. The Company is currently evaluating the impact ASU 2023-06 will have on its consolidated results of operations, financial position, or cash flows.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. ASU 2023-07 is scheduled to be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the potential impact the adoption of ASU 2023-07 will have on its consolidated results of operations, financial position, or cash flows.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 must be applied on a retrospective basis to all prior periods presented in the consolidated financial statements and early adoption is permitted. The Company is in the process of evaluating the potential impact ASU 2023-09 will have on its results of consolidated operations, financial position, or cash flows.
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Prepaid launch costs, current	$1,260	$3,000
Prepaid research and development	2,415	2,841
Prepaid insurance and other assets	4,838	4,332
Total	$8,513	$10,173
As of December 31, 2023 and 2022, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $0.4 million and $4.4 million, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Computer equipment	$10	$10
Leasehold improvements	2,394	2,281
Machinery and equipment	3,411	3,411
Construction in-progress	—	106
Property, machinery and equipment, gross	5,815	5,808
Less: accumulated depreciation	(2,563)	(1,792)
Property, machinery and equipment, net	$3,252	$4,016
Depreciation expense related to property, machinery and equipment was $0.8 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. Depreciation expense is recorded within operating expenses.
Note 5. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2023:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$519	$(177)	$341	6.3
Total	$519	$(177)	$341
Intangible assets, net consisted of the following as of December 31, 2022:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$461	$(124)	$337	7.0
Total	$461	$(124)	$337
Amortization expense related to intangible assets was $0.05 million and $0.11 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
2024	$58
2025	58
2026	58
2027	58
2028	49
Thereafter	60
Total	$341
Note 6. Leases
The Company leases office space under non-cancellable operating leases. In January 2021, the Company commenced a lease in San Jose, California. The lease expires in February 2028. The Company is obligated to pay approximately $10.5 million over the term of the lease. Prior to December 31, 2021, the Company amended two

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Leases (cont.)
minor leases to extend access until April 2022 to aid the full transition to the San Jose facility. The Company had one additional minor lease that expired in November 2022.
The components of operating lease expense were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$1,470	$1,609
Variable lease expense	530	611
Short-term lease expense	62	38
Total lease expense	$2,062	$2,258
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of December 31, 2023, the weighted-average remaining lease term was 4.2 years and the weighted-average discount rate was 5.6%.
As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2024	$1,580
2025	1,627
2026	1,674
2027	1,729
2028	297
Thereafter	—
Total lease payments	6,907
Less: Imputed interest	(776)
Present value of lease liabilities	$6,131
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Legal and other professional services	$3,811	$3,128
Compensation expense	392	3,584
Research and development projects	323	981
Other accrued liabilities	228	333
Total	$4,754	$8,026
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was $1.4 million and $2.7 million, for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company’s total loan payable consisted of gross Term Loan payable of $2.3 million offset by unamortized debt discount and issuance costs of $45.7 thousand. The Term Loan principal has future scheduled maturities of $2.3 million for 2024.
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
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, as amended, the Company is authorized and has available a total of 274,312,500 shares of stock, consisting of (i) 250,000,000 shares of Class A common stock, par value $0.00001 per share, (ii) 4,312,500 shares of Class B common stock, par value $0.00001 per share, and (iii) 20,000,000 shares of preferred stock, par value $0.00001 per share.
Warrant Inducement Agreement
On November 6, 2023, the Company entered into a warrant inducement agreement with an investor. Pursuant to the warrant inducement agreement, the Company agreed to issue new warrants to purchase up to 5,808,538 shares of the Company’s Class A common stock, with a strike price of $3.86 per share (the “November Warrants”), in consideration of the investor’s agreement to exercise the 672,948, 231,321, and 2,000,000 of Series A Warrants, February Class A Warrants, and October Warrants, respectively. The November Warrants will be exercisable

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
immediately after issuance and will expire five years from the date of issuance. The transactions contemplated by the warrant inducement agreement closed on November 9, 2023.
The Company estimated the fair value of the November Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

November Warrants
Warrant term (years)	5.00
Volatility	86.00%
Risk-free rate	4.60%
Dividend yield	0.00%
In connection with the warrant inducement agreement, on November 9, 2023 when the transaction closed, the investor paid gross proceeds of approximately $6.5 million, before deducting offering fees and other expenses of $0.5 million payable by the Company, representing the exercise price of $2.00 per share for the 2,904,269 shares of Class A common stock issuable upon the exercise of the Series A Warrants, February Class A Warrants, and October Warrants (collectively, the “Induced Warrants”), plus an additional $0.25 consideration per share. Net proceeds of $6.0 million from the exercise of the Induced Warrants was recorded to additional paid-in capital. The additional $0.25 of consideration per share represented a modification of the Induced Warrants.
The Company estimated the fair value of the Induced Warrants immediately before and after modification using the Black-Scholes valuation model and determined an incremental increase in fair value of approximately $0.5 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the Induced Warrants was accounted for as an additional equity issuance cost for the warrant inducement, which was recorded to additional paid-in capital. The significant inputs into the Black-Scholes valuation model before and after the modification date are as follows:

	Induced Warrants
	Before Modification	After Modification
Warrant term (years)	4.91	4.91
Volatility	89.00%	89.00%
Risk-free rate	4.55%	4.55%
Dividend yield	0.00%	0.00%
On November 8, 2023, only 1,188,269 shares of Class A common stock were delivered to the investor due to beneficial ownership limitations on the exercise of the Series A Warrants, February Class A Warrants and October Warrants. The remaining 1,716,000 shares were subsequently delivered to the investor, in accordance with the beneficial ownership limitations in the respective warrant agreements, during the year ended December 31, 2023.
October 2023 Securities Purchase Agreement
On October 2, 2023, the Company entered into a Securities Purchase Agreement (the “October SPA”) with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “October Offering”), (i) an aggregate of 290,000 shares of the Company’s Class A common stock at a purchase price of $2.00 per share, (ii) pre-funded warrants (the “October Pre-Funded Warrants”) to purchase an aggregate of 1,710,000 shares of Class A common stock and (iii) warrants to purchase 2,000,000 shares of Class A common stock (the “October Warrants”).
The purchase price of each October Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the Offering minus $0.00001. The October Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable at any time after the issuance, subject to the availability of authorized but unissued shares of Class A common stock, and will not expire until exercised. The October Warrants have an exercise price

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
of $2.00 and are exercisable at any time after issuance, subject to the availability of authorized but unissued shares of Class A common stock. The October Warrants will expire five years from the date of issuance.
The Company received aggregate gross proceeds from the October Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.4 million, in connection with the October Offering. Net proceeds of $3.6 million from the October Offering was recorded to additional paid-in capital. Both the October Pre-Funded Warrants and the October Warrants met the requirements for equity classification.
The Company estimated the fair value of the October Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the October Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

October Warrants
Warrant term (years)	5.00
Volatility	92.00%
Risk-free rate	4.67%
Dividend yield	0.00%
In connection with the October Offering, the Company also agreed to amend each of the Series A Warrants, Series B Warrants, and February Class A Warrants (collectively, the “Modified Warrants”) to purchase up to an aggregate of 672,948, 672,948, and 231,321 shares of Class A common stock, respectively, at an exercise price of $7.18 per share. Prior to amendment, the Series A Warrants and February Class A Warrants had a termination date of September 11, 2028 and the Series B Warrants had a termination date of September 11, 2024. Upon amendment, each of the Series A Warrants, Series B Warrants, and February Class A Warrants will have a reduced exercise price of $2.00 per share and a termination date of October 4, 2028.
The Company estimated the fair value of the Modified Warrants immediately before and after modification using the Black-Scholes valuation model and determined an incremental increase in fair value of approximately $1.0 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the Modified Warrants was accounted for as an additional equity issuance cost for the October Offering, which was recorded to additional paid-in capital. The significant inputs into the Black-Scholes valuation model before and after the modification date are as follows:

	Before Modification		After Modification
	February Class A Warrants and Series A Warrants	Series B Warrants	Modified Warrants
Warrant term (years)	4.94	0.95	5.01
Volatility	88.00%	86.00%	89.00%
Risk-free rate	4.55%	5.39%	4.67%
Dividend yield	0.00%	0.00%	0.00%
On October 4, 2023, the Company issued 672,948 shares of Class A common stock as a result of the exercise of the Series B Warrants and received cash proceeds of approximately $1.3 million.
Subsequent to the October Offering, during the year ended December 31, 2023, the Company issued 1,710,000 shares of Class A common stock as a result of all of the October Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
September 2023 Securities Purchase Agreement
On September 7, 2023, the Company entered into a Securities Purchase Agreement (the “September SPA”) with an investor, pursuant to which the Company issued and sold to the investor in a registered offering (the “September Offering”), (i) an aggregate of 210,000 shares of the Company’s Class A common stock at a purchase price of $7.43

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
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
The Company received aggregate gross proceeds from the September Offering of approximately $5.0 million, before deducting estimated issuance costs of $0.4 million, in connection with the September Offering. Net proceeds of $4.6 million from the September Offering was recorded to additional paid-in capital. Both the September Pre-Funded Warrants and the September Warrants met the requirements for equity classification.
The Company estimated the fair value of the September Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the September Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

	Series A Warrants	Series B Warrants
Warrant term (years)	5.00	1.00
Volatility	85.00%	79.00%
Risk-free rate	4.35%	5.33%
Dividend yield	0.00%	0.00%
In connection with the September Offering, the Company also agreed to amend the February Class A Warrants to purchase up to an aggregate of 231,321 shares of Class A common stock at an exercise price of $57.50 per share with a termination date of August 27, 2028 (see discussion of the February Offering below). Upon amendment, the February Class A Warrants exercise price was reduced to $7.18 per share and the termination date was extended to September 11, 2028.
The Company estimated the fair value of the February Class A Warrants immediately before and after modification using the Black-Scholes valuation model and determined an incremental increase in fair value of approximately $0.6 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the February Class A Warrants was accounted for as an additional equity issuance cost for the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
September Offering, which was recorded to additional paid-in capital. The significant inputs into the Black-Scholes valuation model before and after the modification date are as follows:

	Before Modification	After Modification
Warrant term (years)	4.97	5.01
Volatility	84.00%	85.00%
Risk-free rate	4.40%	4.33%
Dividend yield	0.00%	0.00%
Subsequent to the September Offering, during the year ended December 31, 2023, the Company issued 462,948 shares of Class A common stock as a result of all of the September Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
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
The Company received aggregate gross proceeds from the February Offering of approximately $10.0 million, before deducting estimated issuance costs of $0.7 million, in connection with the February Offering. Net proceeds of $9.3 million from the February Offering was recorded to additional paid-in capital. Both the February Pre-Funded Warrants and the February Class A Warrants met the requirements for equity classification.
The Company estimated the fair value of the February Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the February Class A Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

Warrant term (years)	5.51
Volatility	85.00%
Risk-free rate	4.03%
Dividend yield	0.00%
Subsequent to the February SPA, during the year ended December 31, 2023, the Company issued 43,401 shares of Class A common stock as a result of all of the February Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
As a result of the February Offering on February 27, 2023, the Company raised $10.0 million of gross cash proceeds through the sale of securities which, together with the $247.3 million raised in the Business Combination and other capital raising activities, triggered the $10.0 million obligation under the stock repurchase agreements. In March 2023, the Company paid the Co-Founders $10.0 million to pay off the liability.
Public and Private Warrants
As of December 31, 2023, the Company had Public and Private Warrants outstanding to purchase 172,500 shares and 225,450 shares of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $575.00 per share, subject to adjustment, at any time commencing on August 12, 2021. The Public and Private Warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Company also had private warrants outstanding to purchase 6,171 shares of Class A common stock, with an exercise price of $10.00 per share, unrelated to the Business Combination, which were exercised on a net basis for 5,563 shares during the three months ended March 31, 2022.
The Private Warrants assumed in connection with the Business Combination are accounted for as a derivative liability and a decrease of the estimated fair value of the warrants of $0.6 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively, was recorded in other income (expense) within the consolidated statements of operations. The Public Warrants and the legacy outstanding Private Warrants were recorded as equity within the consolidated statements of stockholders’ equity.
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
At-The-Market Offering
On September 28, 2022, Momentus entered into an At-the-Market Equity Offering Sales Agreement with a sales agent (the “ATM Sales Agreement”). Pursuant to the ATM Sales Agreement, the Company may from time to time sell, through the sales agent using at-the-market (“ATM”) offerings, shares of Class A common stock up to an aggregate offer price of $50.0 million. Under the ATM Sales Agreement, the sales agent will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
During the year ended December 31, 2023 there were no sales under the ATM Sales Agreement. Due to the delay in any sales under the at-the-market offering program, during the year ended December 31, 2023, $0.3 million of previously deferred offering costs were written off to other expenses.
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
2021 Equity Incentive Plan
In connection with the Closing of the SPAC transaction, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 119,658 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board. During the year ended December 31, 2023, the shares available for grant under the 2021 Plan increased by 50,664 and 7,473 due to the evergreen provision and forfeitures from both the Initial Plan and the 2018 Plan, respectively. As of December 31, 2023, there were 45,721 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 31,909 shares of Class A common stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 31,909 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the year ended December 31, 2023, the shares available for issuance under the 2021 ESPP Plan increased by 8,444 due to the evergreen provision. During the year ended December 31, 2023, there were 3,230 shares issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $13.6 thousand as of December 31, 2023, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period. As of December 31, 2023, there were 41,936 shares remaining available for issuance.
2022 Inducement Equity Plan
In February 2022, the Company adopted the 2022 Inducement Equity Plan (the “2022 Plan”), under which 80,000 shares of Class A common stock were initially reserved for issuance. The 2022 Plan allows for the issuance of NSOs, RSAs, SARs, RSUs, and stock bonus awards, subject to certain eligibility requirements. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four-year period.
On March 22, 2023, the Company adopted the first amendment to the 2022 Plan to increase the number of shares of Class A common stock available for issuance under the 2022 Plan from 80,000 shares of Class A common stock to 140,000 shares of Class A common stock. All other terms of the 2022 Plan remained the same.
On May 8, 2023, the Company adopted the second amendment to the 2022 Plan to increase the number of shares of Class A common stock available for issuance under the 2022 Plan from 140,000 shares of Class A common stock to 160,000 shares of Class A common stock. All other terms of the 2022 Plan remained the same.
As of December 31, 2023, only RSU grants have been made under the 2022 Plan and there were 60,952 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the year ended December 31, 2023:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	51,166	$60.69
Vested exercised	(10,081)	$12.95
Forfeitures	(17,173)	$77.95
Outstanding as of December 31, 2023	23,912	$68.39	7.1	$—
Exercisable as of December 31, 2023	18,705	$54.36	6.8	$—
Vested and expected to vest as of December 31, 2023	23,912	$68.39	7.1	$—
As of December 31, 2023, there was a total of $0.3 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.1 years.
The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.2 million and $5.1 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the year ended December 31, 2023. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2022	155,573	$199.74
Granted	212,089	27.26
Vested	(42,701)	202.28
Forfeited	(105,241)	86.95
Outstanding as of December 31, 2023	219,720	$86.78
As of December 31, 2023, there was a total of $14.1 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.3 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $0.4 million.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development expenses	$2,131	$2,134
Selling, general and administrative expenses	6,349	9,446
Total	$8,480	$11,580

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Year Ended December 31,
(in thousands)	2023	2022
Options	$352	$538
RSUs & RSAs	8,115	10,995
ESPP	13	117
Performance Awards	—	(70)
Total	$8,480	$11,580
Performance Awards
Performance awards under the 2021 Plan are accounted for as liability-classified awards, as the obligations are typically a fixed monetary amount which is settled on a future date in a variable number of shares of the Company’s Class A common stock. The variable number of potentially settled shares is not limited. Performance awards are measured at their fair value based on management’s estimates of potential outcomes of the performance. Outstanding performance awards correspond to zero shares if they were settled on December 31, 2023.
Issuance of Common Stock to Non-employees
During the year ended December 31, 2023, the Company issued 2,700 shares of the Company’s Class A common stock to a third party consulting firm in exchange for public relations services. The shares were not issued under the equity incentive plans described above. Under the agreement, the shares are contingently forfeitable in the event of early termination by the Company. The shares had an issuance date fair value of $0.1 million to be recorded as consulting expense over the six-month term of the agreement. Related consulting expense of $0.1 million was recognized during the six months ended June 30, 2023. The Company issued no shares to non-employees in the current quarter.
Note 11. Earnings Per Share
Net Loss Per Share
Net loss per share is provided in accordance with ASC Sub-Topic 260-10, Earnings Per Share. Basic earnings per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. It is computed by dividing undistributed earnings allocated to common stockholders for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding preferred shares, options and unvested stock units, and warrants outstanding pursuant to the treasury stock method.
As the Company incurred a net loss for the years ended December 31, 2023 and 2022, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Year Ended December 31,
	2023	2022
Options and unvested stock units outstanding	243,911	127,116
Warrants outstanding	6,206,488	399,149
Contingent Sponsor Earnout Shares	28,750	28,750
Total	6,479,149	555,015

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of December 31, 2023, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
2024	$2,597
Total	$2,597
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

On February 10, 2023, the lead plaintiff in the Securities Class Actions and the Company reached an agreement in principle to settle the Securities Class Actions. Under the terms of the agreement in principle, the lead plaintiff, on behalf of a class of all persons that purchased or otherwise acquired Company stock between October 7, 2020 and July 13, 2021, inclusive, would release the Company from all claims asserted or that could have been asserted in the Securities Class Actions and dismiss such claims with prejudice, in exchange for payment of $8.5 million by the Company (at least $4.0 million of which was funded by insurance proceeds).
On April 10, 2023, the parties filed a Notice of Settlement with the Court, and on August 18, 2023, the parties executed a Settlement Agreement. On August 30, 2023 the lead plaintiff filed a Motion for Preliminary Approval of Class Action Settlement, and the Court entered an Order Preliminarily Approving Settlement and Providing for Notice on September 21, 2023. Pursuant to that Order, on October 5, 2023, the Company paid $1.0 million into the settlement escrow account. On November 16, 2023, following the Court’s order granting lead plaintiff’s motion to enforce the settlement agreement and despite the Company’s attempts to negotiate an extension of time to satisfy its payment obligations, the Company paid an additional $3.5 million into the settlement escrow account. Insurance carriers made additional payments totaling $4.0 million into the settlement escrow account.

On April 23, 2024, the Court entered an order and judgment finally approving the settlement of the Securities Class Actions. A group of plaintiffs asserting the Delaware Class Actions (see below) objected to the scope of the release in the settlement, and the Court overruled the objection. Those objectors may or may not appeal the Court’s decision to overrule their objections and approve the settlement. The Company does not know the timing of when such an appeal, if filed, would be heard. If the objectors do not appeal the approval of the settlement, or if their appeal is ultimately rejected by the Court of Appeal, then the settlement will resolve all claims in the Securities Class Actions against the Company (except as to any shareholders that may elect to opt-out of the class). The Company and the other defendants have denied and continue to deny each and all of the claims alleged in the Securities Class Actions, and the proposed settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. In the event that a court, on appeal or otherwise, overturns the approval of the settlement, the Company will continue to vigorously defend against the claims asserted in the Securities Class Actions.

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
On February 27, 2023 the Company raised aggregate gross proceeds of $10.0 million through the sale of securities (see Note 9 for additional information), which together with the Business Combination and other capital raising activities triggered the $10.0 million liability to the Co-Founders in accordance with the terms of the stock repurchase agreements. The amount had previously been recorded as an estimated liability with a corresponding offset to additional paid-in capital within the consolidated statements of stockholders’ equity as of December 31, 2022. CFIUS terminated the NSA in January 2024 at the request of the Company, and the Company is no longer subject to the provisions of the NSA.
The Company incurred legal expenses related to these matters of approximately $0.4 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively, and expects to continue to incur legal expenses in the future.
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

On January 25, 2023, a shareholder derivative action was filed by Melissa Hanna, on behalf of the Company, in the U.S. District Court for the Northern District of California, Case No. 5:23-cv-00374, against the Company (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
Linda J. Reiners, and John C. Rood (the “Derivative Action II”). The Derivative Action II alleges the same core allegations as stated in the Securities Class Actions, and also claims that the Company ignored and/or refused a prior demand made by Ms. Hanna on the Company’s Board of Directors. The Company intends to vigorously defend the litigation.

On April 25, 2023, a shareholder derivative action was filed by Justin Rivlin, purportedly on behalf of the Company, in the U.S. District Court for the District of California, Case No. 2:23-cv-03120, against the Company (as a nominal defendant), Brian Kabot, James Norris, Marc Lehmann, James Hofmockel, and Ann Kono. The Rivlin derivative action alleges the same core allegations as stated in the Securities Class Actions. The Company has filed a motion to dismiss the complaint on the grounds that the claims are time-barred and that the plaintiff was not excused from making a demand on the Company before filing the lawsuit. The Company intends to vigorously defend the litigation. On August 4, 2023, the plaintiff in the Rivlin action responded to the Company’s motion to dismiss by filing an amended complaint adding new claims and new defendants, including existing Board members Chris Hadfield, Mitchel B. Kugler, Kimberly A. Reed, Linda J. Reiners and John C. Rood.

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

The Company and other defendants held a joint mediation on October 25, 2023 with the plaintiffs in the Hanna, Rivlin and Lindsey derivative actions. The mediation did not result in a settlement at that time, but the parties are continuing to discuss possible settlement under the supervision of the mediator. If the cases do not settle, the Company intends to defend the action vigorously.
SAFE Note Litigation
On July 20, 2022, The Larian Living Trust ("TLLT") filed an action against the Company in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4.0 million in the Company. TLLT alleges that a "liquidity event" occurred when the Company closed the Business Combination, such that it was entitled to the greater of its $4.0 million investment or its “Conversion Amount” of the Company’s shares, which was a total of 14,500 shares of the Company’s stock. TLLT further alleges that the Company refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its attorney's fees and costs. On March 16, 2023, the Company’s motion to dismiss TLLT’s claims was denied and the parties will move forward with discovery. On July 13, 2023, the Company filed a motion for partial summary judgment. The hearing on the Company’s motion for partial summary judgment was set for November 8, 2023, TLLT filed an Answering Brief on September 15, 2023, and the Company filed a Reply Brief on October 16, 2023. On January 31, 2024, the Superior Court denied the Company’s motion for partial summary judgment. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
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
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from the Company. Following the Company filing a motion to dismiss this action, on November 14, 2022, Mr. Kokorich filed an amended complaint. Additional motions to dismiss and replies were filed and considered at a hearing on February 2, 2023. The Delaware Court of Chancery granted the Company’s motion to dismiss the Kokorich indemnification claim action on May 15, 2023.On June 13, 2023, Kokorich filed a notice of appeal. On July 28, 2023, Kokorich filed Appellant’s Brief. The Company filed Appellee’s Answering Brief on August 28, 2023, and Kokorich filed a Reply Brief on September 15, 2023. The oral argument on Kokorich’s appeal was scheduled for November 15, 2023. On November 30, 2023, the Delaware Supreme Court affirmed the judgement of the Delaware Court of Chancery.

On March 24, 2023, Mr. Khasis filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2023-0361) seeking indemnification and advancement of expenses from the Company. On April 17, 2023, the Company filed a motion to dismiss. On May 16, 2023. Mr. Khasis filed an amended complaint. On May 23, 2023, Momentus filed a motion to dismiss the amended complaint. Separately, Khasis has requested an expedited trial in his claim for advancement of fees. On June 23, 2023, the Court of Chancery ordered that Khasis indemnification litigation will not be stayed pending the appeal of the Kokorich claim. Moreover, the Court of Chancery further ordered the parties to prepare a scheduling order to the Court which includes all relevant deadlines to argue the Company’s motion to dismiss and Khasis’ expedited motion for advancement concurrently. The parties are currently negotiating concerning an acceptable schedule. On October 17, 2023, the parties reached an agreement to stay the proceeding until January 1, 2024. On October 18, 2023, the Company paid Mr. Khasis $0.1 million related to Mr. Khasis’ legal expenses. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation.
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

On May 26, 2023, plaintiffs filed a stipulation and proposed order for consolidation and appointment of co-lead plaintiffs and co-lead plaintiffs’ counsel designating the complaint filed in the Lora Action as the operative complaint.On June 30, 2023, the defendants each filed a motion to dismiss the complaint. On October 26, 2023,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
plaintiffs filed their answering briefs in opposition to the motions to dismiss, and the defendants’ reply briefs are due to be filed on or before December 14, 2023, and a hearing on the motions to dismiss was held for February 1, 2024.

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
Other Litigation and Related Matters
These and other litigation matters may be time-consuming, divert management’s attention and resources, cause the Company to incur significant defense and settlement costs or liability, even if we believe the claims asserted against us are without merit. We intend to vigorously defend against all such claims. Because of the potential risks, expenses and uncertainties of litigation, as well as claims for indemnity from various of the parties concerned, we may from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, further compounded by various claims for indemnity which may or may not be

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
fully insured, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our consolidated operating results and financial condition.
From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business or in connection with the matters discussed above. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources and other factors. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC Sub-Topic 450-20. Legal fees are expensed as incurred.
Note 13. Income Taxes
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and 2022:

(in thousands)	December 31, 2023		December 31, 2022
Tax provision (benefit) at U.S. statutory rate	$(14,473)	21.0%	$(20,042)	21.0%
State income taxes, net of federal benefit	$(6,694)	9.7%	$11,113	(11.6)%
Non-deductible expenses	261	(0.4)%	(60)	0.1%
Change in value of equity instruments	(118)	0.2%	(1,089)	1.1%
Deferred adjustments	(56)	0.1%	(143)	0.2%
Other	(172)	0.3%	—	—%
Research and development credits	(274)	0.4%	(1,085)	1.1%
IRC Sec. 174	217	(0.3)%	—	—%
Uncertain tax positions	69	(0.1)%	276	(0.3)%
Change in valuation allowance	21,240	(30.8)%	11,030	(11.6)%
	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Income Taxes (cont.)
presents the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$37,037	$16,562
Start-up and Organization Costs	16,913	16,965
Capitalized research and development credits	10,943	17,922
Intangibles	6,703	22
Stock-based compensation	4,972	3,072
Research and development credits	4,842	4,595
Operating lease obligations	1,375	1,534
Accrued expenses and reserves	621	1,710
Property and equipment	233	173
Other	1	1
Total deferred tax assets before valuation allowance	83,640	62,556
Valuation allowance	(82,440)	(61,200)
Total deferred tax assets	$1,200	$1,356
Deferred Tax Liabilities:
Operating lease right-of-use assets	$(1,200)	$(1,356)
Total deferred tax liabilities	$(1,200)	$(1,356)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of a history of taxable losses and uncertainties as to future profitability, the Company recorded a full valuation allowance against its deferred tax assets. The valuation allowance for the year ended December 31, 2023 was $82.4 million.
As of December 31, 2023, the Company has federal and state net operating loss (“NOL”) carryforwards of $157.3 million and $55.9 million, respectively. As of December 31, 2022, the Company had federal and state NOL carryforwards of $77.5 million and $46.4 million, respectively. While the federal NOLs can be carried forward indefinitely, California NOLs begin to expire in the year ending December 31, 2038. As of December 31, 2023, the Company had federal and California research and development credit carryforwards of $4.0 million and $3.1 million, respectively. As of December 31, 2022, the Company had federal and California research and development credit carryforwards of $3.7 million and $3.0 million, respectively. The federal research and development credit will begin to expire in the year ending December 31, 2039, and the California research and development credit has no expiration.
ASC Topic 740-10 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the consolidated financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	Gross unrecognized tax benefits
Balance as of December 31, 2022	$1,712
Increases related to prior tax positions	(29)
Increases related to current tax positions	96
Balance as of December 31, 2023	$1,779

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Income Taxes (cont.)
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company has not recorded any interest or penalties related to unrecognized tax benefits through December 31, 2023.
In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statue of limitations that apply in each jurisdiction. The tax return years 2018 through 2022 remain open to examination. The Company is not currently under audit by the taxing jurisdictions to which the Company is subject.
The Company performed IRC Section 382 study for year-ended December 31, 2021. In its study, the Company identified two changes to the ownership, resulting in the limitation of the net operating loses. The first change of ownership occurred on November 1, 2018 and the second change of ownership occurred on June 8, 2021. In it's study of section 382, the Company identified that there were limitations to NOLs, however, none of the NOLs will expire utilized. An IRC Section 382 refresh study for year-ended December 31, 2023 has not been performed.
The Company does not anticipate any material change in its unrecognized tax benefits in the next twelve months.
Before Vigoride 3 launch, the Company was in start-up phase and had no revenue recognized as of May 31, 2022. Under section 195(b), all the expenses other than R&D, taxes and interest income/expense must be capitalized and amortized from the date the Company starts active trade or business. As of May 31, 2022, section 195(b) costs accumulated an ending gross DTA of $84.3 million. The Company began active trade or business as of June 01, 2022 and amortized section 195(b) costs for the remainder of the year. The Company has section 195(b) gross deferred tax assets of $83.6 million as of December 31, 2023.
Note 14. Subsequent Events
January 2024 Registered Direct Securities Sale
On January 12, 2024, the Company entered into an agreement to sell 900,000 shares of Class A common stock at a purchase price of $1.09 per share, resulting in total gross proceeds of approximately $4.0 million before deducting placement agent commissions and other estimated offering expenses (the “January 2024 Offering”).
As part of the January 2024 Offering, the Company issued to the investor (i) 2,787,000 pre-funded warrants (the “January 2024 Pre-Funded Warrants”) which were exercised immediately and (ii) 3,687,000 warrants with a strike price of $0.96 (the “January 2024 Warrants”). The January 2024 Warrants will be exercisable immediately after issuance and will expire five years from the date of issuance. The offering closed on January 17, 2024.
In connection with the January 2024 Offering, the Company also agreed to amend each of the November Warrants to purchase up to an aggregate of 5,808,538 shares of Class A common stock at an exercise price of $3.86 per share. Prior to amendment, the November Warrants had a termination date of November 9, 2028. Upon amendment, each of the November Warrants will have a reduced exercise price of $0.96 per share and a termination date of January 17, 2029.
National Security Agreement Termination
On January 31, 2024, the Company was informed by the Department of the Treasury that the Company had completed all specified requirements under the NSA pursuant to which, among other things, the Company was required to comply with various requirements and compliance measures to protect national security. As a result, the NSA has been terminated in its entirety.
Experior Lawsuit
On February 16, 2024, Experior Laboratories, Inc. (“Experior”) filed a breach of contract action against the Company seeking monetary damages in the amount of $143,256.00, plus prejudgment interest, costs, and attorney’s fees for the alleged breach of written agreements between Experior and the Company regarding the provision of testing services to the Company by Experior. Experior Laboratories, Inc. v. Momentus Inc., et al., Superior Court of California, Count of Ventura, Case No. 2024CUBC020886.
By agreement with Experior, the filing date for the Company’s response to the complaint is no earlier than June 10, 2024, and the parties have been engaged in settlement discussions. The Company disputes the amount of the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Subsequent Events (cont.)
damages claimed, though it is probable that the Company is liable for some of the amount sought by Experior. If necessary, the Company intends to assert a counterclaim for damages or a claim for a set-off arising from injuries suffered by the Company as a result of Experior’s actions in providing the contract services.
Assignment of SpaceX RSA to D-Orbit
On February 19, 2024, the Company assigned a SpaceX Rideshare Service Agreement (the “RSA”) to D-Orbit SpA (“D-Orbit”) in exchange for $1.3 million, representing the amount the Company had paid to date to SpaceX under the RSA.
March 2024 Registered Direct Securities Sale
On March 4, 2024, the Company entered into an agreement to sell 1,320,000 shares of Class A common stock, at a purchase price of $0.87 per share, resulting in total gross proceeds of approximately $4.0 million before deducting placement agent commissions and other estimated offering expenses (the “March 2024 Offering”).
As part of the March 2024 Offering, the Company issued to the investor (i) 3,304,280 pre-funded warrants which were exercised immediately (the “March 2024 Pre-Funded Warrants”) and (ii) 4,624,280 warrants with a strike price of $0.74 (the “March 2024 Warrants”). The March 2024 Warrants will be exercisable immediately after issuance and will expire five years from the date of issuance. The offering closed on March 7, 2024.
In connection with the January Offering, the Company also agreed to amend each of the November Warrants and January 2024 Warrants to purchase up to an aggregate of 5,808,538 and 3,687,000 shares of Class A common stock, respectively, at an exercise price of $0.96 per share. Prior to amendment, the November Warrants and January 2024 Warrants had a termination date of January 17, 2029. Upon amendment, each of the November Warrants and January 2024 Warrants will have a reduced exercise price of $0.74 per share and a termination date of March 7, 2029.
Change in Chief Financial Officer
On March 28, 2024, Eric Williams, the Chief Financial Officer of the Company, tendered his resignation effective March 31, 2024. On March 28, 2024, the Board of Directors appointed Lon Ensler as the Interim Chief Financial Officer and principal accounting officer of the Company, effective as of April 1, 2024.

Tables of Contents
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, that company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2023, based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Our Corporate Governance Guidelines, the charters for our Audit, Compensation, Disclosure, and Nominating and Corporate Governance Committees and our Code of Conduct covering all employees, including our principal executive officer and principal financial officers, are available on our website, investors.momentus.space, under the "Governance – Governance Overview" caption. A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Momentus Inc., 3901 N. First Street, San Jose, California, 95134. We intend to disclose any amendments to or waivers of the Code of Conduct on behalf of our principal financial officer, principal financial officer and persons performing similar functions on our website, at investors.momentus.space, promptly following the date of any such amendment or waiver.
Board of Directors
The primary responsibilities of the Board of Directors are to provide oversight, strategic guidance, counseling and direction to the Company’s management. When considering whether directors and director nominees have the

Tables of Contents
experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of its business and structure, the board will focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth below in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business. The board is divided into three classes, with members of each class serving staggered three-year terms. The board held 22 meetings in the 2023 fiscal year and all directors attended at least 75% of the board meetings.
The following table sets forth information with respect to our current directors:

					Committee Membership
Name	Age	Class	Current Term Expires	Position	Audit	Compensation	Disclosure	Nominating and Corporate Governance	Security
Chris Hadfield	64	II	2024	Director		*	*	*
Brian Kabot	46	I	2025	Director		X
Mitchel B. Kugler	63	I	2025	Director	*	*	X
Victorino G. Mercado	63	III	2024	Security Director				X	X
Kimberly A. Reed	53	I	2025	Director	*			*
Linda J. Reiners	64	III	2024	Lead Independent Director	X
John C. Rood	55	II	2024	Chairperson and CEO			*
X = Chairperson * = Member

•Class I consists of Brian Kabot, Mitchel B. Kugler and Kimberly A. Reed, whose terms will expire at the Company’s 2025 annual meeting of stockholders;
•Class II consists of Chris Hadfield and John C. Rood, whose terms will expire at the Company’s 2024 annual meeting of stockholders; and
•Class III consists of Linda J. Reiners and Victorino G. Mercado, whose terms will expire at the Company’s 2024 annual meeting of stockholders.

At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. Directors may be removed for cause by the affirmative vote of the holders of at least two-thirds of the Company’s voting stock.

As the Company was unable to hold its Annual Meeting of Stockholders in 2023, this year’s Annual Meeting of Stockholders will include the election of the two Class II directors of the Company’s Board of Directors and the two Class III directors of the Company’s Board of Directors.

Background

Chris Hadfield. Mr. Hadfield has served as an independent director of the Momentus Board of Directors since August 2021 and as a member on the Compensation Committee, Nominating and Corporate Governance Committee, and Disclosure Committee. Mr. Hadfield currently serves as the Chief Executive Officer of Chris Hadfield Inc., a promotional and investment company, which he founded in July 2013. He is a retired astronaut, engineer and former pilot in the Royal Canadian Air Force, from which he retired as a colonel. He has served on three space flights, becoming the first Canadian to walk in space in 2001 and serving as Commander of the International Space Station in 2013. In his career as an astronaut, Mr. Hadfield has served in numerous senior roles related to advanced research and technology development and worked closely with Canadian, U.S., and Russian space agencies. Mr. Hadfield’s military career includes roles as a fighter pilot for the Canadian Armed Forces and the North American Aerospace Defense Command (NORAD), and a test pilot for the U.S. Air Force, U.S. Navy, and NASA. He received a B.S. degree in Mechanical Engineering from the Royal Military College in Kingston, Ontario, and an M.S. degree in Aviation Systems from the University of Tennessee.

John C. Rood. Mr. Rood has served as Momentus’ Chief Executive Officer (CEO) and Chair of its Board of Directors since August 2021. From May 2020 to August 2021, Mr. Rood served as Chief Executive Officer at John C. Rood and Associates LLC, where he assisted clients in creating strategies for growth, market analysis, capturing new business and managing customer relationships. From April 2020 until August 2021, Mr. Rood served as an

Tables of Contents
associate at SMA, Inc., a consulting firm which advises clients on initiatives and strategies for growth, assists with business growth, and execution of programs. From July 2020 to August 2022, Mr. Rood served as Security Director on the Board of Directors of Radisson Hospitality Inc. and became Chair of the Board in September 2020 until August 2022. Mr. Rood has served on the Board of Directors of Hitachi Vantara Federal since August 2021. From January 2018 to February 2020, Mr. Rood served as the Undersecretary of Defense for Policy in the U.S. Department of Defense. In this role, he served as the principal advisor to the Secretary of Defense for defense policy and led the formulation and coordination of national security policy within the Department of Defense. From June 2014 to January 2018, Mr. Rood worked at Lockheed Martin, first from June 2014 to March 2016 as Vice President for Corporate Domestic Business Development and later from March 2016 to January 2018 as Senior Vice President for Lockheed Martin International. Prior to joining Lockheed Martin, Mr. Rood was Vice President for U.S. Business Development at the Raytheon Company from March 2009 to June 2014. From September 2007 to January 2009, he served as Acting Undersecretary for Arms Control and International Security, and from October 2006 to September 2007, he served as the Assistant Secretary for International Security and Nonproliferation in the U.S. Department of State. Mr. Rood holds a B.S. degree in Economics from Arizona State University.

Linda J. Reiners. Ms. Reiners has served as an independent director of the Momentus Board of Directors since August 2021 and the chair of the Audit Committee. Ms. Reiners is the owner of Casablanca Teas, LLC, a company she founded in April 2016. From January 2014 to April 2016, Ms. Reiners led Corporate Strategic Ventures and served as Chief Operating Officer and a director for U.K. Seabed Resources, a wholly owned subsidiary of Lockheed Martin UK, in partnership with the U.K. Department for Business, Energy and Industrial Strategy. Prior to this, Ms. Reiners served in various executive positions at Lockheed Martin Space Systems for more than 20 years, including most recently as President of Space Commercial Ventures (July 2012 to January 2014), Vice President of Strategy and Business Development (January 2008 to July 2012), Vice President of Missile Defense (January 2004 to January 2008), and Vice President of Finance and Business Operations at the Space Systems Company (September 1999 to January 2004). Ms. Reiners holds a B.S. degree in Political Science from the University of Idaho and earned a M.S. degree as a Sloan Fellow from the Stanford Graduate School of Business.

Victorino G. Mercado. Mr. Mercado has served as an independent director of the Momentus Board of Directors since August 2021, as chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee and the Compensation Committee. In addition to serving as an independent director and Security Director for Momentus, Mr. Mercado is a Partner, and IBM Federal Consulting’s Leader for Navy and Marine Corps Strategic Growth and a Special Advisor to the Board of Directors of Ocean Power Technologies, Inc. He is also Chairman of the Board for the non-profit USS TELESFORO TRINIDAD (DDG-139) Commissioning Committee. Mr. Mercado served as Assistant Secretary of Defense for Strategy, Plans, and Capabilities from July 2019 to January 2021, after being confirmed by the U.S. Senate. In this role, he was a principal advisor to the Department on national security and defense strategies, and the plans and future capability investments required to implement the strategies. Prior to serving in the Department of Defense as a senior defense civilian, Mr. Mercado served 35 years in the U.S. Navy and retired as a two-star Admiral. He held a number of senior operational and staff positions, including Director of Maritime Operations of the U.S. Pacific Fleet, Director of the Assessments Division in the Office of the Chief of Naval Operations and Commander of Carrier Strike Group Eight. One of Mr. Mercado’s shore tours was with the Navy’s engineering and acquisition community as the command, control, communications and intelligence warfare systems engineering manager for the AEGIS Program Manager. He brings a rich background in security from the tactical to the strategic level, and is also a National Association of Corporate Directors (NACD) Certified Director.

Brian Kabot. Mr. Kabot has served as an independent director of the Momentus Board of Directors since August 2021 and as the chair of the Compensation Committee. Mr. Kabot has over 21 years of principal investing experience and has served as a Senior Advisor to Sterling Partners since mid-2021. Sterling Partners is a diversified investment management platform founded in 1983 and based in Chicago. Prior to joining Sterling, Mr. Kabot was the Chief Investment Officer of Stable Road Capital, a single-family office investment vehicle based in Los Angeles, California, since July 2017 and continues to work with them as a consultant. In July 2019, Mr. Kabot was named a Strategic Advisor to The Cannabis ETF (NYSE: THCX), a newly launched cannabis-oriented exchange-traded fund managed by Innovation Shares LLC. From December 2018 until December 2020, Mr. Kabot had been a director of the Treehouse Real Estate Investment Trust, a private real estate investment trust, where he served as the Chairman of the Investment Committee. Mr. Kabot has also served on the board of directors of Old Pal, LLC, a private cannabis brand company, since June 2018, and on the board of directors of Grenco Science LLC, a private developer of portable vaporizers, since July 2019. From May 2016 to July 2017, Mr. Kabot was the Director of Research at Eschaton Opportunities Fund Management LP, a management company for two global value hedge funds. From January 2011 to April 2016, Mr. Kabot served as a partner and Deputy Portfolio Manager of Riverloft Capital Management L.P., a management company for an event-driven hedge fund. From March 2009 to December 2010, he served as a managing director at Gulf Coast Capital, a single‑family office investment vehicle. From August 2006 to January 2009, Mr. Kabot ran the industrials, materials, and energy vertical for Sun Capital Partners’ cross cap structure/activist hedge fund. From February 2005 to July 2006, he served as a senior analyst at Reservoir Capital Group. Mr. Kabot also worked as an associate at Questor Management Company from May 2003 to February 2005, where he focused on acquiring distressed and bankrupt companies in the industrials, materials and energy sectors. From June 2000 to April 2003, Mr. Kabot served as an analyst in the merchant banking partners group at Donaldson,

Tables of Contents
Lufkin & Jenrette. Mr. Kabot received a Bachelor of Science in Hotel and Restaurant Administration from Cornell University.

Mitchel B. Kugler. Mr. Kugler has served as an independent director of the Momentus Board of Directors since August 2021, as chair of the Disclosure Committee and as a member of the Audit Committee and the Compensation Committee. Since April 2020, Mr. Kugler has served as Managing Partner of Haystack Strategy Partners, a provider of growth strategies, market analytics and competitive assessments to the aerospace and defense, technology and financial sectors, and since August 2020, he has also served as Senior Advisor to McKinsey & Company, a management consulting firm. From June 2009 to April 2020, Mr. Kugler served as Vice President of Corporate Strategy of Raytheon Company (NYSE: RTX), a major provider of defense capabilities and services across the entire A&D sector. Prior to this, Mr. Kugler led Advocacy Integration for The Boeing Company’s defense sector and served as Director of Strategic Initiatives for Boeing’s Missile Defense Systems business from January 2002 to June 2009. From 1992 to 2002, Mr. Kugler served in various senior staff positions in the United States Senate. Mr. Kugler holds a B.S. degree in Economics from the United States Military Academy at West Point and a M.A. degree in National Security Policy Studies from Georgetown University.

Kimberly A. Reed. Ms. Reed has served as an independent director of the Momentus Board of Directors since August 2021, and is a member of the Audit Committee and Nominating and Corporate Governance Committee. Ms. Reed also has served as an external director of Takeda Pharmaceutical Co Ltd (TSE: 4502; NYSE: TAK) Board of Directors since June 2022, an independent director of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (NYSE: HASI) Board of Directors since March 2023 and a Council on Competitiveness Distinguished Fellow since February 2021. From May 2019 to January 2021 — after being confirmed by the U.S. Senate on a strong bipartisan basis — Ms. Reed served as Chairman of the Board of Directors, President, and CEO of the Export-Import Bank of the United States, the nation’s official $135 billion export credit agency, where she worked to help companies succeed in the competitive global marketplace. She previously served as President of the International Food Information Council Foundation where she focused on agriculture, nutrition, and health issues; Senior Advisor to U.S. Treasury Secretaries Henry Paulson and John Snow; CEO of the Community Development Financial Institutions Fund; and Counsel to three committees of the U.S. Congress where she conducted oversight and investigations. Ms. Reed also currently serves on the American Swiss Foundation Board of Directors, Hudson Institute’s Alexander Hamilton Commission on Securing America’s National Security Innovation Base, Krach Institute for Tech Diplomacy at Purdue Advisory Council, and Indiana University School of Public Health-Bloomington Dean’s Alliance. She received the U.S. Department of Defense’s highest civilian award — the Medal for Distinguished Public Service — and is life member of the Council on Foreign Relations. She holds a J.D. from West Virginia University College of Law and a B.S. in biology and B.A. in government from West Virginia Wesleyan College, and is a National Association of Corporate Directors (NACD) Certified Director.

Corporate Governance

Director Composition

As illustrated by the director biographies on the previous pages, our board is made up of a diverse group of leaders with substantial experience in their respective fields. We believe that diversity in our board’s composition, skills, qualifications and experiences contributes to an effective and well-functioning board. As such, we believe that the board possesses the necessary qualifications to provide effective oversight and insightful strategic guidance for the Company.

We regularly review our board’s composition to identify the skills needed for our Company both in the near term and into the future. We highly value diversity in composition, experience and skills in evaluating and recommending new directors for our board. Ongoing strategic board succession planning assures that the board continues to maintain an appropriate mix of objectivity, skills and experiences to provide fresh perspectives and effective oversight and guidance to management, while leveraging the institutional knowledge and historical perspective of more experienced directors.

Director Independence

Each of the directors on the Board of Directors, other than John C. Rood, qualifies as an independent director, as defined under Nasdaq listing rules, and the board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the Audit Committee, as discussed below.

Stock Ownership Guidelines

The Board of Directors believes that it is in the best interests of the Company and its shareholders that directors and executive officers have a meaningful proprietary stake in the Company so that their interests are aligned with the interests of shareholders. Accordingly, the board has adopted Stock Ownership Guidelines applicable to our non-

Tables of Contents
employee directors and our executive officers. Our Stock Ownership Guidelines are administered by the Compensation Committee.

Under our Stock Ownership Guidelines, non-employee directors, the Chief Executive Officer and all other executive officers of the Company are expected to hold stock in accordance with the below table:

Board Members	Five times the individual’s annual cash retainer (not including any chair, lead independent director, committee or committee chair service retainers)
Chief Executive Officer	Five times the individual’s annual base salary
All Other Executive Officers	Three times the individual’s annual base salary

Under our Stock Ownership Guidelines, each director and officer is required to achieve the applicable stock ownership level within five years of first becoming subject to the Stock Ownership Guidelines. If an individual becomes subject to a greater ownership amount due to promotion or an increase in base salary, such individual is expected to meet the higher ownership amount within the later of the original period or three years from the effective date of such promotion or increase in base salary.

Hedging Prohibitions

Our Insider Trading Policy prohibits our directors, officers, employees or designated contractors from purchasing any financial instruments, including variable forward contracts, equity swaps, collars or exchange funds, or otherwise engaging in any transactions that hedge or offset any decrease in the market value of the Company’s securities.

Communications with the Board

Any matter intended for the board, or for any individual member of the board, should be directed to Momentus Inc., 3901 N. First Street, San Jose, California 95134, Attention: Corporate Secretary, with a request to forward the communication to the intended recipient. In general, any stockholder communication delivered to the Company for forwarding to board members will be forwarded in accordance with the stockholder’s instructions. The Company reserves the right not to forward to board members any abusive, threatening or otherwise inappropriate materials.
Board Leadership Structure

Board Leadership Structure

The board has determined that it should maintain the flexibility to select the Chair of the Board of Directors of the Company and adjust its board leadership structure based on circumstances existing from time to time and based on criteria that are in the Company’s best interests and the best interests of our stockholders, including the composition, skills, diversity and experience of the board and its members, specific challenges faced by the Company or the industry in which we operate and governance efficiency. The board has adopted Corporate Governance Guidelines, which provides for the appointment of a lead independent director at any time when the Chairperson is not independent. As Mr. Rood, our Chief Executive Officer, is the Chairperson of the board, the board has appointed Linda J. Reiners as lead independent director.

Security Director

Under our National Security Agreement (the “NSA”), which terminated effective January 29, 2024, the board includes a director who is approved by the CFIUS Monitoring Agencies. When the NSA was in effect, this director, referred to as the “Security Director,” had a fiduciary duty, to the extent consistent with his or her fiduciary duties to the Company and its stockholders under Delaware law, to the U.S. government. The Security Director served as the primary liaison between the Board of Directors and the CFIUS Monitoring Agencies and had authority to oversee compliance with the NSA. To the extent that the Security Director believed that a conflict of interest was reasonably likely to exist between her or his fiduciary duties under Delaware law to the Company and/or its stockholders and to the CFIUS Monitoring Agencies, the Security Director was required to promptly inform the CFIUS Monitoring Agencies of such conflict. The Security Director is the sole member of the Security Committee of the Board of Directors.

In addition to the responsibilities above, the Security Director has the following responsibilities under the NSA:

a.Provide timely responses to inquiries from the CFIUS Monitoring Agencies and maintain availability, upon reasonable notice from the CFIUS Monitoring Agencies, for discussions with the CFIUS Monitoring Agencies on matters related to the Company’s governance and compliance with the NSA;

Tables of Contents
a.Consult with the CFIUS Monitoring Agencies on nominations to the board and exercise this authority in the Security Director’s sole discretion, subject to such consultation with the CFIUS Monitoring Agencies; and

a.Serve as the primary liaison between the board and the CFIUS Monitoring Agencies and provide timely responses to inquiries from the CFIUS Monitoring Agencies and maintain availability, upon reasonable notice from the CFIUS Monitoring Agencies, for discussions with the CFIUS Monitoring Agencies on matters relating to the Company’s governance and compliance with the NSA.

Our second amended and restated certificate of incorporation provides that the Security Director may only be removed for cause and with the approval of the CFIUS Monitoring Agencies and at least two-thirds of the voting power of the then outstanding shares of capital stock of the Company entitled to vote generally in the election of directors voting as a single class.

Board Role in Risk Oversight

One of the key functions of the board is informed oversight of the Company’s risk management process. This oversight function is administered directly through the board as a whole, as well as through various standing committees of the board that address risks inherent in their respective areas of oversight. In particular, the board is responsible for monitoring and assessing strategic risk exposure and the Company’s Audit Committee has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. The Compensation Committee assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements. The Nominating and Corporate Governance Committee monitors the effectiveness of Company’s governance guidelines.

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors. Each committee operates under a charter approved by the board. Copies of each charter are posted on the Investor Relations section of our website at https://momentus.space. In addition to these committees, the Board has a Security Committee and a Disclosure Committee as described below.

Audit Committee

The members of the Audit Committee are Linda J. Reiners, Kimberly A. Reed and Mitchel B. Kugler. Ms. Reiners is the Chair of the committee. Each member meets the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule 10A-3. Ms. Reiners qualifies as an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of the Audit Committee and the board.

The Audit Committee is responsible for, among other things:

a.appointing, compensating, retaining, evaluating, terminating and overseeing the Company’s independent registered public accounting firm;
b.reviewing the adequacy of the Company’s system of internal controls and the disclosure regarding such system of internal controls contained in the Company’s periodic filings;
c.pre-approving all audit and permitted non-audit services and related engagement fees and terms for services provided by the Company’s independent auditors;
d.reviewing with the Company’s independent auditors their independence from management;
e.reviewing, recommending and discussing various aspects of the financial statements and reporting of the financial statements with management and the Company’s independent auditors;
f.overseeing controls governing the Company’s and its management’s public statements regarding the Company, including but not limited to the creation of a disclosure committee; and
g.establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

The members of the Compensation Committee are Brian Kabot, Chris Hadfield and Mitchel B. Kugler. Mr. Kabot is the Chair of the committee. Each member meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

Tables of Contents

The Compensation Committee is responsible for, among other things:

a.setting the compensation of the Chief Executive Officer and, in consultation with the Chief Executive Officer, reviewing and approving the compensation, and establishing the goals and objectives, of the other executive officers of the Company;
b.reviewing on a periodic basis and making recommendations regarding non-employee director compensation to the board;
c.administering the Company’s cash and equity-based incentive plans that are stockholder‑approved and/or where participants include the Company’s executive officers and directors; and
d.providing oversight of and recommending improvements to the Company’s overall compensation and incentive plans and benefit programs.

The Compensation Committee’s charter provides that it may delegate authority to one or more subcommittees or one or more officers of the Company. If the Compensation Committee delegates authority to an officer of the Company, such officer will not be delegated any authority that relates to the amount or form of compensation of “officers” as defined in Section 16 of the Exchange Act, which includes the authority related to the administration of compensation and incentive plans and benefit programs.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser to assist in the evaluation of CEO or executive officer compensation at the Company’s expense, and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

During the fiscal year ended 2023, the Compensation Committee directly engaged Frederic W. Cook & Co., Inc. (“F.W. Cook”) as a compensation consultant to provide advice and recommendations on the amount and form of executive and non-employee director compensation. F.W. Cook did not provide additional services to the Company in excess of $120,000.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Victorino G. Mercado, Chris Hadfield and Kimberly A. Reed. Mr. Mercado is the Chair of the committee. Each member meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations.

The Nominating and Corporate Governance Committee is responsible for, among other things:

a.identifying, evaluating and making recommendations to the board regarding nominees for election to the Board of Directors and its committees;
b.considering and evaluating stockholder nominees for election to the Board of Directors;
c.developing and making recommendations to the board regarding corporate governance and environmental, social and governance guidelines and matters;
d.overseeing the board’s corporate governance practices;
e.determining the desired qualifications, expertise and characteristics for potential directors, with the goal of developing an experienced and highly qualified board with a diverse background and skillset;
f.overseeing the evaluation and the performance of the board and each of its committees; and
g.contributing to succession planning.

As set out in its charter, the Nominating and Corporate Governance Committee is responsible for the consideration of stockholder-proposed director nominees for election to the board. The Company’s amended and restated bylaws, as amended, specifically provides the procedures to be followed by stockholders submitting such recommendations.

Security Committee

The board has a Security Committee comprised of the Security Director. The Security Committee is responsible for overseeing and monitoring Momentus’ operations to ensure that the protective measures contained in the recently terminated NSA are effectively maintained and implemented; and overseeing the development and implementation of policies and procedures to safeguard protected technical information, protected systems and protected facilities in accordance with export control regulations.

Disclosure Committee

The members of the Disclosure Committee are Mitchel B. Kugler, Chris Hadfield and John C. Rood. Mr. Kugler is the Chair of the committee.

Tables of Contents

The Disclosure Committee is overseen by the Audit Committee and is responsible for, among other things:

a.coordinating and overseeing the formulation, documentation and evaluation of the Company’s disclosure controls and procedures;
b.periodically reviewing and assessing the adequacy of the Company’s disclosure policy and guidelines, including without limitation the Company’s policies regarding public disclosure of material nonpublic information; and
c.reviewing drafts of certain of the Company’s disclosure documents.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been at any time one of Momentus’ officers or employees. None of Momentus’ executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other Board of Directors committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers serving as a member of Momentus’ board or Compensation Committee.

Code of Business Conduct

The Board of Directors has adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct is available in the Corporate Governance section of the Investor Relations page on our website at www.momentus.space. In addition, we have posted on the Corporate Governance section of our website all disclosures that are required by law or Nasdaq listing standards, including any amendments to, or waivers from, any provision of the Code of Business Conduct.

Executive Officers

The following table sets forth information regarding our executive officers as of May 17, 2024:

Name	Age	Position
John C. Rood*	55	Chairperson, President and CEO
Rob Schwarz	55	Chief Technology Officer
Paul Ney	65	Chief Legal Officer and Corporate Secretary
Lon Ensler	65	Interim Chief Financial Officer

Rob Schwarz. Mr. Schwarz is the Chief Technology Officer (CTO) at Momentus and is responsible for the vision and technical direction of the full line of Momentus products. Mr. Schwarz has a background in spacecraft systems engineering and management, product management, and innovation. Prior to joining Momentus, Mr. Schwarz spent 20 years at Space Systems Loral (now part of Maxar) and Orbital Sciences (now part of Northrop Grumman) working on various commercial and government space projects. Mr. Schwarz was Executive Director of Systems Engineering at SSL from 2010-2015 and then moved to Product Management before becoming CTO of the Maxar Space Division in 2018. He joined Momentus in early 2020 as CTO. Mr. Schwarz holds a BS degree in Mechanical & Aerospace Engineering from Rutgers University (‘95) and a MS degree in Aeronautics and Astronautics from MIT (‘97).

Paul Ney. Mr. Ney is Momentus’ Chief Legal Officer (CLO) and Corporate Secretary. Mr. Ney has nearly four decades of public service and private law practice experience. Most recently, he was presidentially appointed and confirmed by the U.S. Senate to serve as the General Counsel of the Department of Defense. In this position, he was the Department’s chief legal officer leading a team of over 12,000 lawyers that served the Department’s more than 2.8 million military and civilian personnel, and he served as the Designated Agency Ethics Official overseeing the Department’s Standards of Conduct Office. During his tenure in the Department of Defense, the U.S. Space Force and the U.S. Space Command were established. In earlier government roles, Mr. Ney was the Principal Deputy and the acting General Counsel of the United States Department of the Navy and Chief Deputy Attorney General for the State of Tennessee. He also served as Director of the Nashville Davidson County Mayor’s Office of Economic and Community Development. Before his most recent service in the Pentagon, Mr. Ney was a partner in the law firms Trauger, Ney & Tuke, and Patterson Intellectual Property Law, P.C. He is a registered patent attorney and has more than three decades of experience litigating business, intellectual property, and commercial matters.

Lon Ensler. Mr. Ensler has served as the Interim Chief Financial Officer of Momentus since March 2024. Mr. Ensler has more than 30 years of experience as a financial executive. Since February 2019, he served as the Chief Financial Officer of Ziteo Medical, Inc., a provider of next generation molecular imaging medical devices. Prior to

Tables of Contents
that, Mr. Ensler provided advisory, consulting and interim CFO services for a number of companies through his consulting firm Ensler Consulting from June 2015 through February 2019. Prior to that, Mr. Ensler served as the Chief Financial Officer of Xradia, Inc., a provider of high-tech capital equipment, from 2008 until 2015.

ITEM 11. Executive Compensation
Our named executive officers (or “NEOs”) for 2023 were John C. Rood, our Chief Executive Officer, President and Chair of the Board, Paul Ney, our Chief Legal Officer and Corporate Secretary, and Rob Schwarz, our Chief Technology Officer.

Compensation

The Summary Compensation Table below summarizes the compensation paid to, awarded to, or earned by our Chief Executive Officer and our two other most highly compensated officers for the 2023 fiscal year. The footnotes to the Summary Compensation Table set forth narrative discussions of the material factors necessary to understand the information disclosed in the table.

Name Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
John C. Rood Chief Executive Officer	2023	800,000	80,000	752,094	800,000	128,175	(6)	2,560,269
	2022	800,000	80,000	567,642	800,000	161779		2,409,421
	2021	333,333	633,333	9,999,997	166,667	71476		11,204,806
Paul Ney Chief Legal Officer and Corporate Secretary	2023			223,838	247,500	10,349	(7)	931,687
	2022			36,897	247,500	14000		748,397

Rob Schwarz Chief Technology Officer	2023			196,977	115,500	28,870	(8)	691,347

(1)	Amounts shown are amounts actually earned by the NEO during the applicable fiscal year and reflect, to the extent applicable, any salary adjustments that occurred during the year. Amounts shown are not reduced to reflect the NEO’s contributions, if any, to the Company’s 401(k) Plan.
(2)	Amounts shown in this column represent discretionary bonus compensation amounts awarded for the applicable year of service.
(3)	Amounts in this column reflect the aggregate grant date fair value of restricted stock units (“RSUs”), as computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023. These amounts do not reflect the actual economic value that will be realized by our NEOs upon the vesting of such equity awards or the sale of the common stock underlying such awards.
(4)	Represents an annual fixed bonus amount that was earned by the NEO achieving certain predetermined, measurable company milestones for the applicable year of service.
(5)	Includes all perquisites and other personal benefits or property, “gross ups” and other amounts reimbursed during the fiscal year and any amounts paid or accrued to any NEO pursuant to a plan or arrangement in connection with any severance obligation.
(6)	This amount includes $96,409 paid for housing expenses and $29,554 paid for employee benefits deductions for Mr. Rood
(7)	This amount constitutes employee benefits deductions for Mr. Ney.
(8)	This amount constitutes employee benefits deductions for Mr. Schwarz.

The following is a discussion of certain terms of the employment agreements with our NEOs that we believe are necessary to understand the information disclosed in the Summary Compensation Table.

Base Salaries

The Company’s NEOs receive a base salary for services rendered to the Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Bonuses

Tables of Contents
In fiscal year 2023, Mr. Rood, Mr. Ney, and Mr. Schwarz were eligible to earn annual cash bonuses targeted at 100%, 50%, and 30%, respectively, of their respective base salaries based on their performance, as determined by the Momentus Board of Directors.

Equity Compensation

Our Compensation Committee administers our 2021 Equity Incentive Plan (the “Equity Incentive Plan”) and approves the amount of, and terms applicable to, grants of stock options, RSUs, and other types of equity awards to employees, including the Named Executive Officers.

The Equity Incentive Plan is intended to (i) attract and retain the best available personnel to ensure our success and accomplish our goals; (ii) incentivize employees, directors and independent contractors with long-term equity‑based compensation to align their interests with our stockholders; and (iii) promote the success of our business.

The Equity Incentive Plan permits the grant of incentive stock options, non statutory stock options, stock appreciation rights (“SARs”), restricted stock, RSUs and stock bonus awards (all such types of awards, collectively, “equity awards”), although incentive stock options may only be granted to employees.

For the grant date fair values of the options and RSUs, please see the Summary Compensation Table above.

Perquisites

In 2023, Momentus provided its NEOs with benefits intended to be competitive with market practices and to motivate them to carry out their duties with respect to the Company. Some of these benefits are provided under the NEOs’ employment agreements, as described below. The amount of these benefits has been included in the Summary Compensation Table in the “All Other Compensation” column.

Momentus pays the entire premiums associated with its NEOs’ medical insurance coverage; because the Company does not pay the entire premium with respect to the medical insurance coverage of employees generally, the amounts associated with the additional percentage paid by the Company have been included in the Summary Compensation Table in the “All Other Compensation” column.

The Company has established a 401(k) plan which covers all employees. Participants may make voluntary contributions to the plan subject to Internal Revenue Service limitations. The Company does not provide a matching contribution. Momentus also provides other benefits to its NEOs on the same basis as provided to all employees, including vacation and paid holidays.

Executive Employment Agreements

Rood Employment Agreement

On August 1, 2021, the Company entered into an employment agreement with Mr. Rood (the “Rood Employment Agreement”), pursuant to which Mr. Rood is entitled to an annual base salary of $800,000 per year and an annual target cash incentive bonus up to $800,000. Mr. Rood is also entitled to reimbursement for his commuting (including first class airfare) and temporary housing expenses from his residence to Momentus’ headquarters, as reasonably required and a gross-up payment of any income taxes withheld on such commuting and temporary housing expenses until the fourth anniversary of his start date. Mr. Rood is eligible to participate in Momentus’ employee benefits plans maintained by Momentus and generally made available to similarly situated employees. Mr. Rood’s employment is “at-will” and may be terminated by either party at any time. Mr. Rood is entitled to severance payments and benefits upon a termination of his employment by Momentus without cause or by Mr. Rood for good reason, as are explained below under “Potential Payments Upon Termination or Change in Control.”

Ney Employment Agreement

On September 17, 2021, the Company entered into an employment agreement with Mr. Ney (the “Ney Employment Agreement”), pursuant to which Mr. Ney is entitled to an annual base salary of $450,000 and an annual target bonus equal to 50% of his base salary. Mr. Ney is eligible to participate in Momentus’ employee benefits plans maintained by Momentus and generally made available to similarly situated employees. Mr. Ney’s employment is “at-will” and may be terminated by either party at any time. Mr. Ney is entitled to severance payments and benefits upon a termination of his employment by Momentus without cause or by Mr. Ney for good reason, as are explained below under “Potential Payments Upon Termination or Change in Control.” The equity awards of the NEOs are granted under the Equity Incentive Plan.

Potential Payments Upon Termination or Change in Control

Rood Employment Agreement

Under the Rood Employment Agreement, if Mr. Rood’s employment is terminated by Momentus without “cause” or by Mr. Rood for “good reason” (as such terms are defined in the Rood Employment Agreement) and Mr. Rood

Tables of Contents
executes a release of claims, Mr. Rood will be entitled to (i) the aggregate amount of his base salary and target annual bonus, payable over a 12-month period from the date of his termination; (ii) a lump sum cash payment equal to his prorated annual bonus for the fiscal year during which Mr. Rood is terminated, based on actual performance; (iii) reimbursements equal to the portion of the monthly health premiums paid by Momentus on his behalf and that of his eligible dependents immediately preceding the date that his employment terminates until the earlier of (a) 12 months following the date of termination and (b) the date that Mr. Rood and his eligible dependents become ineligible for COBRA coverage; and (iv) his outstanding unvested equity awards will vest as to that number of shares or units that would have vested had Mr. Rood remained employed until the 12‑month anniversary of his termination date.

In addition, the Rood Employment Agreement provides that if Mr. Rood’s employment is so terminated in the period beginning three months prior to and ending 24 months following a “change in control” (as defined in the Rood Employment Agreement) and Mr. Rood executes a release of claims, he will be entitled to receive (i) a lump sum payment in the aggregate amount of 18 months of his base salary plus one and one‑half times his target annual bonus, (ii) a lump sum cash payment equal to 150% of his prorated annual bonus for the fiscal year during which Mr. Rood is terminated based on actual performance, (iii) reimbursements equal to the portion of the monthly health premiums paid by Momentus on his and his eligible dependents’ behalf immediately preceding the date that his employment terminates until the earlier of (a) 18 months following the date of termination and (b) that date that Mr. Rood and his eligible dependents become ineligible for COBRA coverage, and (iv) his outstanding unvested equity awards subject to time vesting will vest in full; provided, that, if Mr. Rood remains employed through the consummation of the change in control and the successor to the Company or any affiliate of such successor does not agree to assume, substitute or otherwise continue such equity awards at the time of the change in control, his equity awards will vest in full immediately prior to, and contingent upon, the consummation of such change in control.

Ney Employment Agreement

Under the Ney Employment Agreement, if Mr. Ney’s employment is terminated by Momentus without “cause” (as defined in the Ney Employment Agreement) or due to Mr. Ney’s resignation for Good Reason (as defined in the Ney Employment Agreement), and Mr. Ney executed as release of claims and abides by the restrictive covenants set out in the Ney Employment Agreement, Mr. Ney will be entitled to (i) severance pay which will total in the aggregate an amount equal to (a) 6 months of his base salary as in effect immediately prior to termination, plus (b) his annual cash bonus as in effect immediately prior to termination, paid at 100% of its target amount, but prorated based on the days elapsed in such calendar year through termination. The aforementioned payments will be payable over a period of 6 months from termination. Further, Mr. Ney’s 2021 equity award of RSUs, to the extent then outstanding and unvested, shall vest in full. A Change in Control (as defined in the Ney Employment Agreement), will also trigger full vesting of Mr. Ney’s equity award.

Outstanding equity awards

The following table provides information about the number of outstanding equity awards held by our NEOs on December 31, 2023, as adjusted for the 1-for-50 reverse stock split which occurred on August 23, 2023:

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units That Have Not Vested (1)
John C. Rood	4,531 (2)	3,240 (2)	$127.00	March 20, 2032	25,200 (2) 8,889 (3) 9,167 (4)	$43,596 $15,378 $15,859
Paul Ney	294 (5)	211 (5)	$127.00	March 20, 2032	7,500 (5) 578 (6) 2,750 (7)	$12,975 $1,000 $4,758
Rob Schwarz	1,132 (8) 7,096 (10) 73 (11)	810 (8) 309 (10) 4 (11)	$127.00	March 20, 2032	6,600 (8) 2,222 (9)	$11,418 $3,844

Tables of Contents

(1)	Amounts in this column are based upon a fair market value of $1.73 per share which was the closing price of our Class A common stock on December 29, 2023.
(2)	Mr. Rood was granted 7,771 stock options on March 20, 2022, which vest in equal quarterly installments on June 20, September 20th, December 20th and March 20th following the grant date over three years, subject to Mr. Rood’s continued employment through each such vesting date. Mr. Rood was also granted 25,200 RSUs on March 23, 2023, which vest in three equal annual installments from the grant date, subject to Mr. Rood’s continued employment through each such vesting date.
(3)	Mr. Rood was granted 13,333 RSUs on March 20, 2022, which vest in three equal annual installments from the grant date, subject to Mr. Rood’s continued employment through each such vesting date.
(4)	Mr. Rood was granted 18,331 RSUs on November 8, 2021, 6.25% of which vested on November 20, 2021, 18.75% of which vested on August 20, 2022, and 25% of which will vest on August 20 in each of 2023, 2024 and 2025, subject to Mr. Rood’s continued employment through each such vesting date.
(5)	Mr. Ney was granted 505 stock options on March 20, 2022, which vest in equal quarterly installments on June 20th, September 20th, December 20th and March 20th following the grant date over three years, subject to Mr. Ney’s continued employment through each such vesting date. Mr. Ney was also granted 7,500 RSUs on March 20, 2023, which vest in three equal annual installments from the grant date, subject to Mr. Ney’s continued employment through each such vesting date.
(6)	Mr. Ney was granted 866 RSUs on March 20, 2022, which vest in three equal annual installments from the grant date, subject to Mr. Ney’s continued employment through each such vesting date.
(7)	Mr. Ney was granted 5,499 RSUs on November 8, 2021, which vest in equal annual installments following the grant date over four years, subject to Mr. Ney’s continued employment through each such vesting date.
(8)	Mr. Schwarz was granted 1,942 stock options on March 20, 2022, which vest in equal quarterly installments on June 20, September 20th, December 20th and March 20th following the grant date over three years, subject to Mr. Schwarz’s continued employment through each such vesting date. Mr. Schwarz was also granted 6,600 RSUs on March 23, 2023, which vest in three equal annual installments from the grant date, subject to Mr. Schwarz’s continued employment through each such vesting date.
(9)	Mr. Schwarz was granted 3,333 RSUs on March 20, 2022, which vest in three equal annual installments from the grant date, subject to Mr. Schwarz’s continued employment through each such vesting date.
(10)	Mr. Schwarz was granted 7,405 stock options on February 22, 2020, 25% of which vested on February 3, 2021 and 75% of which vested on February 3, 2024.
(11)	Mr. Schwarz was granted 77 stock options on June 15, 2020, 25% of which vested on February 3, 2021 and 75% of which vested on February 3, 2024.
Director compensation

The Company adopted a non-employee director compensation policy to govern the Board of Directors. The policy is designed to attract and retain high quality non-employee directors by providing competitive compensation and align their interests with the interests of stockholders through equity awards. It will cover the compensation of all roles on the Board of Directors other than the Security Director and the Chairperson of the Security Committee.

Specifically, the policy provides for the following annual cash retainers, which will be payable quarterly in arrears and pro-rated for partial quarters of service:

Annual Board Member Service Retainer
a.All Outside Directors: $100,000
b.Outside Director serving as Chairperson: $60,000 (in addition to above)
c.Outside Director serving as Lead Independent Director: $30,000 (in addition to above)

Annual Committee Member Service Retainer
a.Member of the Audit Committee: $20,000
b.Member of the Compensation Committee: $15,000
c.Member of the Disclosure Committee: $15,000
d.Member of the Nominating and Corporate Governance Committee: $10,000

Annual Committee Chair Service Retainer (in lieu of Annual Committee Member Service Retainer)
a.Chairperson of the Audit Committee: $30,000
b.Chairperson of the Compensation Committee: $22,500
c.Chairperson of the Disclosure Committee: $22,500
d.Chairperson of the Nominating and Corporate Governance Committee: $15,000

Equity Compensation

Non-employee directors will receive annual RSU grants under the Equity Incentive Plan on the date of the Company’s Annual Meeting of Stockholders which will vest, subject to continuous service through the applicable vesting date:

a.RSUs initially valued at $350,000 upon initial election or appointment to board, which will vest in three equal annual installments from the date of grant; and
b.An additional 120,000 RSUs annually, which will vest upon the earlier of the first anniversary of the date of grant or the day before the next annual stockholder meeting, prorated for partial years of service (including the initial year of service).

Accelerated Vesting

Tables of Contents
The vesting of the RSU grants will accelerate in full if the non-employee director remains in continuous service until immediately prior to such director’s: (i) death, (ii) “disability,” or (iii) the closing of a “change in control” transaction (as “disability” and “change in control” are defined in the Equity Incentive Plan).

Other Terms
To avoid adverse tax consequences to non-employee directors who reside outside of the United States, the board, in its sole discretion, may provide for non-statutory stock options of equal value in lieu of RSU grants, which will have a term of ten years from the date of grant and an exercise price per share equal to 100% of the fair market value of the underlying Class A common stock on the date of grant. All other terms and conditions that apply to RSU grants under the non-employee director compensation policy will apply to such options.

If permitted by the Company, a non-employee director may elect to defer cash retainers and/or RSU awards prior to being earned into deferred stock units of the Company, which shall settle upon the earlier to occur of the director’s “separation from service” as defined in the Treasury Regulations under Section 409A of the Internal Revenue Code of 1986, as amended, or the date determined by the Company.

The Company will reimburse each non-employee director for ordinary, necessary and reasonable out‑of‑pocket travel expenses to cover in-person attendance at, and participation in, Board of Directors and committee meetings, provided they are reimbursed in accordance with the Company’s travel and expense policy.
Security Director and Chairperson of Security Committee

In addition to compensation under the non-employee director compensation policy, Victorino G. Mercado, as the Security Director and the Chairperson of the Security Committee, will receive additional compensation pursuant to the terms of his offer letter. Mr. Mercado will receive an annual cash retainer of $50,000, payable quarterly in arrears and pro‑rated for partial quarters of service.

Compensation of Directors

The following table provides information about the compensation of directors for the fiscal year ended December 31, 2023. John C. Rood is compensated outside of the director compensation framework, as specified further in Executive Compensation – Summary Compensation Table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2)($)	Total ($)
Brian Kabot	122,500	38,172	160,672
Chris Hadfield	140,000	38,172	178,172
Kimberly A. Reed	130,000	38,172	168,172
Linda J. Reiners	160,000	38,172	198,172
Mitchel B. Kugler	157,500	38,172	195,672
Victorino G. Mercado	165,000	38,172	203,172

(1)	Amounts in this column reflect compensation earned in 2023 for service as a member of the board and reflect the aggregate grant date fair value of RSUs, as computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023. These amounts do not reflect the actual economic value that will be realized by our directors upon the vesting of such equity awards or the sale of the common stock underlying such awards.
(2)	As of December 31, 2023, our non-employee directors held 15,732 outstanding RSUs each, which represents (i) 1,332 RSUs granted on October 18, 2021 which vests in three equal installments on the first, second and third anniversaries of August 12, 2021, and (ii) 14,400 RSUs granted on May 31, 2022 which vests in full on May 29, 2023, subject to the director’s continued services as a member of the Board of Directors through such vesting dates.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information known to us regarding the beneficial ownership of our Class A common stock as of May 9, 2024 for each of our NEOs, executive officers, directors, all executive officers and directors as a group and each person known by us to be the beneficial owner of more than 5% of our Class A common stock. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of RSUs, within 60 days of May 9, 2024. Class A common stock subject to warrants or options that are currently exercisable or exercisable within 60 days of May 9, 2024 or subject to RSUs that vest within 60 days of May 9, 2024 are considered outstanding and beneficially owned by the person holding such warrants, options or RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws

Tables of Contents
where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of our directors and executive officers is c/o Momentus Inc., 3901 N. First Street, San Jose, California 95134. The percentage of beneficial ownership of our shares of Class A common stock is calculated based on 16,625,904 shares of Class A common stock outstanding as of May 9, 2024.

Name and Address of Beneficial Owners	Number Shares	of	% (1)
5% Stockholders:
None	—		—
Directors and Executive Officers:
John C. Rood	22,348	(2)	*%
Chris Hadfield	3,202		*%
Brian Kabot	34,932	(3)	*%
Mitchel B. Kugler	—		*%
Victorino G. Mercado	4,262		*%
Kimberly A. Reed	4,926		*%
Linda J. Reiners	4,926		*%
Rob Schwarz	11,623	(4)	*%
Paul Ney	4,388	(5)	*%
Lon Ensler	—		*%

*	Less than one percent.
(1)	The aggregate percentage of shares of Class A common stock reported to be beneficially owned by each person named is determined in accordance with the rules of the SEC and is based on 16,625,904 shares of Class A common stock of the Company outstanding as of May 9, 2024.
(2)	Consists of (i) 16,521 shares of Class A common stock and (ii) 5,827 shares of Class A common stock issuable upon the exercise of options.
(3)	Represents 3,782 shares of Class A common stock held by Brian Kabot directly. The Schedule 13D/A filed with the SEC by SRC-NI Holdings, LLC, the sponsor entity of Stable Road Acquisition Corp. (the “Sponsor”), on February 11, 2022 (the “Sponsor Schedule 13D/A”), indicated that Mr. Kabot, Juan Manuel Quiroga and Edward K. Freedman are the three managing members of the Sponsor, the majority approval of whom is required to approve an action of the Sponsor. As a result, none of the aforementioned individuals are deemed to be beneficial owners of the Sponsor’s securities, which, based on the Sponsor Schedule 13D/A, total 28,750 shares of Class A common stock in sole voting power and sole investment power. The Sponsor Schedule 13D/A specifies that the Sponsor is not a member of a group.
(4)	Consists of (i) 2,685 shares of Class A common stock and (ii) 8,938 shares of Class A common stock issuable upon the exercise of options.
(5)	Consists of (i) 4,010 shares of Class A common stock and (ii) 378 shares of Class A common stock issuable upon the exercise of options.
(6)	This includes directors, nominees and current executive officers. Eric Williams is not included in this calculation because he resigned from the Company after the 2023 fiscal year but before the date of this Annual Report on Form 10-K.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Compensation arrangements with our NEOs and directors are described elsewhere in this Annual Report on Form 10-K.

See “Security Ownership of Certain Beneficial Owners and Management” for information regarding the ownership of our securities held by our control persons.

Other than the foregoing, the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:

•we have been or are to be a participant;
•the amounts involved exceeded or exceeds $120,000; and
•any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Indemnification Agreements

Tables of Contents
Our second amended and restated certificate of incorporation, as amended, contains provisions limiting the liability of executive officers and directors, and our amended and restated bylaws provide that the Company will indemnify each of its officers and directors to the fullest extent permitted under Delaware law.
We have entered into indemnification agreements with all of our directors and executive officers and certain other key employees. The indemnification agreements provide that the Company will indemnify each of its directors and executive officers against any and all expenses incurred by such director or executive officer because of his or her status as one of the Company’s directors or executive officers to the fullest extent permitted by Delaware law, our second amended and restated certificate of incorporation and our amended and restated bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, the Company will advance all expenses incurred by its directors and executive officers in connection with a legal proceeding involving his or her status as a director or executive officer.

Related Party Transactions Policy

Our related party transactions written policy provides that officers, directors, holders of more than 5% of any class of the Company’s voting securities, and any member of the immediate family of, and any entity affiliated with, any of the foregoing persons, will not be permitted to enter into a related-party transaction with the Company without the prior consent of the Audit Committee, or other independent members of the board in the event it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest. Any request for the Company to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting the proposed transactions, the Audit Committee will take into account all of the relevant facts and circumstances available.

Audit Committee Report

The Audit Committee annually reviews the performance of its duties under its charter. The charter complies with all current regulatory requirements, including requirements pertaining to the Nasdaq listing standards definitions, provisions and applicable exceptions concerning the independence of audit committee members.
In 2023, the Audit Committee held 4 meetings. The Audit Committee’s meeting agendas are established by the Audit Committee Chair, Linda J. Reiners. The Audit Committee met with the senior members of the Company’s financial management team prior to each meeting.

As previously reported, on July 19, 2023, on the Company’s Current Report on Form 8-K, dated July 25, 2023, the Company was informed by Armanino LLP (“Armanino”), the Company’s then independent registered public accounting firm, that Armanino would resign as the Company’s independent registered public accounting firm effective as of the filing of the Company’s quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2023 (the “Q3 Form 10-Q”). Armanino advised the Company that its decision to resign was due to Armanino’s transition away from providing financial statement audit services to public companies. In light of Armanino’s determination, the Audit Committee initiated a process to select a new accounting firm to serve as the Company’s independent registered public accountant commencing with the audit of the Company’s financial statements for the fiscal year ending December 31, 2023. The Company filed the Q3 Form 10-Q on November 14, 2023, at which time Armanino’s resignation became effective.

On December 2, 2023, the Audit Committee appointed Frank, Rimerman + Co. LLP (“Frank, Rimerman”) to serve as the principal accountant to audit the Company’s financial statements.
Armanino audited the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021. The reports of Armanino on the financial statements of the Company for the fiscal years ended December 31, 2022 and 2021 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2022 and 2021, and through the interim period ended March 31, 2023, there were no disagreements between the Company and Armanino on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Armanino, would have caused Armanino to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements. During the Company’s two most recent fiscal years ended December 31, 2022 and 2021, and the interim period ended March 31, 2023, Armanino did not advise the Company of any “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K with respect to the Company.

During the fiscal years ended December 31, 2021 and 2022, and the subsequent interim period through September 30, 2023, the Company has not consulted with Frank, Rimerman regarding either: (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

The Audit Committee appointed Frank, Rimerman as the Company’s independent registered public accounting firm for the year ended December 31, 2023, and reviewed with the Company’s financial managers, the independent

Tables of Contents
registered public accounting firm, and the Company’s internal auditor, overall audit scopes and plans, the results of internal and external controls and the quality of the Company’s financial reporting.

The Company’s management is primarily responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles, internal controls, and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. As the Company’s independent registered public accounting firm, Frank, Rimerman is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and for expressing an opinion on the conformity of the audited financial statements to accounting principles generally accepted in the United States of America.

The Audit Committee has reviewed and discussed with management the Company’s audited financial statements as of and for the year ended December 31, 2023. The Audit Committee has also discussed with the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the PCAOB and the SEC.

The Audit Committee has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence from the Company and its management, and the Audit Committee has discussed with the independent registered public accounting firm such independence. The Audit Committee has also considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with the auditor’s independence.

Based on the Audit Committee’s reviews and discussions referred to above, the Audit Committee recommended to the board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 to be filed with the SEC.

The Audit Committee is comprised of the following members: Linda J. Reiners, Kimberly A. Reed and Mitchel B. Kugler.

ITEM 14. Principal Accountant Fees and Services
Independent Auditor’s Fees
The following table presents fees for professional services rendered by Armanino, our former independent registered public accounting firm, for fiscal years ended December 31, 2023 and 2022, and by Frank, Rimerman, our independent registered public accounting firm, for fiscal year ended December 31, 2023.
The Audit Committee is responsible for appointing, setting compensation and overseeing the work of independent auditors. In recognition of this responsibility, the Audit Committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by independent auditors as provided under the Audit Committee charter. All audit, audit-related and tax services during the years ended December 31, 2023 and 2022 were pre-approved by the Audit Committee.

	Frank, Rimerman 2023	Armanino 2023	Armanino 2022
Audit fees	$—	$358,405	$470,961
Audit-related fees	$—	$—	$—
Tax fees	$—	$119,404	$144,417
All other fees	$—	$266,174	$83,195
Total aggregate non-audit fees	$—	$385,578	$227,612
Total fees	$—	$743,994	$698,573

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s year-end financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance.

All other fees would include fees for products and services other than the services reported above.

Tables of Contents
PART IV
Amendment to Certificate of Incorporation; Reverse Stock Split
Effective August 22, 2023, the Company’s stockholders approved a 1-for-50 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 50 shares of Class A common stock issued and outstanding on August 22, 2023, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. To effectuate the reverse stock split, the Company filed a certificate of amendment to the Second Amended and Restated Certificate of Incorporation. There was no change to par value and the total number of authorized shares of Class A common stock. The Company’s Class B common stock and preferred stock were not affected by the reverse stock split.
ITEM 15. Exhibits and Financial Statement Schedules

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 22, 2023)
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 22, 2023).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
3.4	First Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2023).
4.1
Warrant Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and SRAC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on September 7, 2023)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on January 16, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 7, 2024).
10.1
Amended and Restated Registration Rights Agreement, dated as of August 12, 2021, by and among the Company, Sponsor, and certain other parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.2	Form of Insider Letter (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).

Tables of Contents

Exhibit Number	Description of Exhibit
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.4#†	Momentus 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.5#†	Form of option award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.6#†	Form of RSU award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.7#†	Momentus 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.8#†	Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on March 14, 2022).
10.9#
First Amendment to the Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-270761) filed on March 14, 2022).

10.10#
Second Amendment to the Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-272104) filed on May 19, 2023).

10.11#	Form of option award agreement under 2022 Inducement Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2022).
10.12#	Form of RSU award agreement under 2022 Inducement Equity Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2022).
10.13	Employment Agreement of John C. Rood dated August 1, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 18, 2021).	Employment Agreement of John C. Rood dated August 1, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.14
Employment Agreement, by and between Momentus Inc. and Paul Ney, dated September 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2021).

10.15#†	Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.16	SEC Order in Administrative Proceeding 3-20393 (incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on July 21, 2021).
10.17#†
Momentus Inc. Amended and Restated 2018 Stock Plan and forms of award agreement thereunder (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 4 to Registration Statement on Form S-4 filed on July 21, 2021).

10.18	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2023).
10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 16, 2024).
10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2024).
10.21	Form of Change in Control Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2023).
16.1	Letter from the Company’s former independent accountant, dated July 24, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on July 25, 2023).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
23.1	Consent of Armanino LLP, independent registered public accounting firm.
24.1	Power of Attorney (filed as part of the signature page)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Tables of Contents

Exhibit Number	Description of Exhibit
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Momentus Inc. Policy for the Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

MOMENTUS INC.
Date: June 5, 2024	By:	/s/ John C. Rood
	Name:	John C. Rood
	Title:	Chief Executive Officer

Date: June 5, 2024	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Interim Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Rood and Lon Ensler as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Rood	Chief Executive Officer and Director	June 5, 2024
John C. Rood	(Principal Executive Officer)
/s/ Lon Ensler	Interim Chief Financial Officer	June 5, 2024
Lon Ensler	(Principal Financial and Accounting Officer)
/s/ Brian Kabot	Director	June 5, 2024
Brian Kabot
/s/ Chris Hadfield	Director	June 5, 2024
Chris Hadfield
/s/ Kimberly A. Reed	Director	June 5, 2024
Kimberly A. Reed
/s/ Linda J. Reiners	Director	June 5, 2024
Linda J. Reiners
/s/ Mitchel B. Kugler	Director	June 5, 2024
Mitchel B. Kugler
/s/ Vic Mercado	Director	June 5, 2024
Vic Mercado