Form 10-K/A
period 2023-12-31
Momentus Inc.
filed 2024-09-16
CIK 1781162

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
Registrant’s telephone number, including area code

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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐      No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Explanatory Note

Momentus Inc. (the “Company,” “we”, or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on June 6, 2024. The is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of amending Item 9A. Controls and Procedures to separately disclose its conclusions regarding the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of December 31, 2023.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A revises Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Form 10-K/A and updates the Exhibit Index to reflect the inclusion of these certifications in Exhibits 31.1 and 31.2.

Other than the items outlined above, this Form 10-K/A does not attempt to modify or update the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the date of the Original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K, as previously amended. Capitalized terms not defined in this Form 10-K/A have the meaning given to them in the Original Form 10-K.

TABLE OF CONTENTS
Page
Part II
Item 9A. Controls and Procedures	1
Part IV
Item 15. Exhibits and Financial Statement Schedules	2
Signature	3

ii

PART II

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of the year ended December 31, 2023, based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our internal control over financial reporting was effective.

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

1

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Form 10-K/A:

(1)           Financial Statements. No financial statements are filed with this Form 10-K/A. The financial statements and notes thereto were included as part of the original Annual Report on Form 10-K for the year ended December 31, 2023.

(2)           Exhibits. The Exhibits listed below are filed herewith in response to this Item 15.

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUS INC.

Date: September 16, 2024	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Interim Chief Financial Officer

3