Form 10-Q
period 2024-03-31
Momentus Inc.
filed 2024-10-15
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 25,540,419 shares of Class A common stock as of September 30, 2024.

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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to raise additional capital to finance its operations and business plan; the results of the Company’s evaluation of the strategic alternatives and the risks associated with any transactions pursued as a results thereof; the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; successful completion of our efforts to prepare our spacecraft for flight, that the vehicles that we plan to operate in future missions will be ready on time, or that they will operate as intended; the ability of the Company to effectively market and sell satellite buses; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties

Tables of Contents
described under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A. in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on June 6, 2024. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on June 6, 2024, may not be exhaustive.
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

Tables of Contents

ITEM 1. Financial Statements

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,672	$2,118
Accounts receivable	15	—
Insurance receivable	408	100
Prepaids and other current assets	7,224	8,513
Total current assets	9,319	10,731
Property, machinery and equipment, net	3,045	3,252
Intangible assets, net	347	341
Operating right-of-use asset	5,067	5,350
Restricted cash, non-current	377	373
Other non-current assets	584	602
Total assets	$18,739	$20,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,831	$2,805
Accrued liabilities	4,458	4,754
Loan payable, current	—	2,273
Contract liabilities, current	495	—
Operating lease liability, current	1,298	1,268
Litigation settlement contingency	526	—
Other current liabilities	6	9
Total current liabilities	9,614	11,109
Contract liabilities, non-current	618	998
Warrant liability	3	3
Operating lease liability, non-current	4,523	4,863
Other non-current liabilities	496	489
Total non-current liabilities	5,640	6,353
Total liabilities	15,254	17,462
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 16,625,778 issued and outstanding as of March 31, 2024; 250,000,000 shares authorized and 8,283,865 issued and outstanding as of December 31, 2023	—	—
Class B common stock, $0.00001 par value; 4,312,500 shares authorized and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	384,845	376,234
Accumulated deficit	(381,360)	(373,047)
Total stockholders’ equity	3,485	3,187
Total liabilities and stockholders’ equity	$18,739	$20,649
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Service revenue	$513	$22
Gross profit	513	22
Operating expenses:
Research and development expenses	2,676	10,119
Selling, general and administrative expenses	6,164	10,270
Total operating expenses	8,840	20,389
Loss from operations	(8,327)	(20,367)
Other income (expense), net:
Change in fair value of warrant liability	—	(112)
Interest income	18	555
Interest expense	(57)	(920)
Other income	53	19
Total other income (expense), net	14	(458)
Net loss	$(8,313)	$(20,825)
Net loss per share, basic and diluted	$(0.66)	$(11.90)
Weighted average shares outstanding, basic and diluted	12,586,953	1,750,465
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2023	8,283,865	$—	$376,234	$(373,047)	$3,187
Issuance of common stock upon vesting of RSUs	36,570	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(5,937)	—	(3)	—	(3)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,443	—	1,443
Issuance of common stock and related warrants in registered offering, net of issuance costs	2,220,000	—	7,171	—	7,171
Issuance of common stock upon exercise of pre-funded warrants	6,091,280	—	—	—	—
Net loss	—	—	—	(8,313)	(8,313)
Balance, March 31, 2024	16,625,778	$—	$384,845	$(381,360)	$3,485

Balance, December 31, 2022	1,688,824	$—	$342,734	$(304,127)	$38,607
Issuance of common stock upon exercise of stock options	7,406	—	92	—	92
Issuance of common stock upon vesting of RSUs	15,336	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(2,498)	—	(60)	—	(60)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,720	—	1,720
Issuance of common stock and related warrants in registered offering, net of issuance costs	187,920	—	9,300	—	9,300
Issuance of common stock for consulting services	2,700	—	112	—	112
Net loss	—	—	—	(20,825)	(20,825)
Balance, March 31, 2023	1,899,688	$—	$353,898	$(324,952)	$28,946
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended, March 31
	2024	2023
Cash flows from operating activities:
Net loss	$(8,313)	$(20,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222	229
Amortization of debt discount and issuance costs	46	492
Amortization of right-of-use asset	283	267
Change in fair value of warrant liability	—	112
Stock-based compensation expense	1,443	1,720
Issuance of common stock for consulting services	—	57
Changes in operating assets and liabilities:
Accounts receivable	(15)	—
Prepaids and other current assets	1,288	704
Insurance receivable	(308)	—
Other non-current assets	18	41
Accounts payable	26	(211)
Accrued liabilities	(276)	(1,538)
Accrued interest	—	39
Other current liabilities	(4)	12
Contract liabilities	115	481
Operating lease liability	(310)	(282)
Litigation settlement contingency	526	—
Other non-current liabilities	6	6
Net cash used in operating activities	(5,253)	(18,696)

Cash flows from investing activities:
Purchases of property, machinery and equipment	—	(43)
Purchases of intangible assets	(39)	(9)
Net cash used in investing activities	(39)	(52)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	92
Repurchase of Section 16 Officer shares for tax coverage exchange	(3)	(60)
Principal payments on loan payable	(2,319)	(3,102)
Payment of deferred offering costs	—	(23)
Payment for repurchase of common shares	—	(10,000)
Proceeds from issuance of common stock and related warrants	8,000	10,000
Payments for issuance costs related to common stock and related warrants	(829)	(700)
Net cash provided by (used in) financing activities	4,849	(3,793)

Decrease in cash, cash equivalents and restricted cash	(443)	(22,541)
Cash, cash equivalents and restricted cash, beginning of period	2,492	62,413
Cash, cash equivalents and restricted cash, end of period	$2,049	$39,872

Supplemental disclosure of non-cash investing and financing activities
Purchases of intangible assets in accounts payable and accrued expenses at period end	$1	$7
Deferred offering costs in accounts payable and accrued expenses at period end	$—	$64

Supplemental disclosure of cash flow information
Cash paid for interest	$12	$389
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1. Nature of Operations
The Company
Momentus Inc. (together with its consolidated subsidiaries “Momentus” or the “Company”) is a U.S. commercial space company that offers satellites, satellite buses, satellite technologies, and space infrastructure services, including in-space transportation, hosted payloads and in-orbit services. Momentus is making new ways of operating in space possible with its in-space transfer and service vehicles, powered by an innovative, space-proven water plasma-based propulsion system.
Momentus has launched four missions to date, deployed 17 customer satellites, and provided hosted payload services. Three of these missions involved operation of the Vigoride OSV in orbit. During these three Vigoride missions, the system and technology were tested repeatedly. Improvements based on lessons learned during these missions were rapidly incorporated. As a result of these three missions, the Vigoride OSV has been successfully demonstrated in space and accumulated significant flight heritage. The Company has produced its next Orbital Service Vehicle, Vigoride 7, that it intends to utilize on a future mission or for use as a satellite bus.
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
Momentus has completed work in support of its Small Business Innovation Research contract from the Space Development Agency that was signed in August 2023. This project's scope involved making tailored modifications to the system underlying the M-1000 satellite bus and Vigoride OSV to support a full range of U.S. Department of Defense (DoD) payloads. Some of these areas include adding a secure payload interface, optical communications terminals, a high-volume data recorder, and improving the modularity of the propulsion system.
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
Going Concern
The accompanying consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company remains heavily focused on growth and continued

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
development of its proprietary technology, and, as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net loss of $8.3 million for the three months ended March 31, 2024, and accumulated deficit of $381.4 million as of March 31, 2024. Additionally, the Company used net cash of $5.3 million to fund its operating activities for the three months ended March 31, 2024, and had cash and cash equivalents of $1.7 million as of March 31, 2024.
Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated interim financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the consolidated interim financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated interim financial statements are issued.
In connection with the preparation of the consolidated interim financial statements for the three months ended March 31, 2024, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such consolidated interim financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations, scaling of commercial production, and maintain its existing services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate all opportunities to access additional capital through any available means.
As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise substantial additional capital in the near term, or win new business, the Company's operations and business plan will need to be scaled back or halted altogether. Additionally, if the Company is able to raise additional capital but that capital is insufficient to provide a bridge to full commercial production at a profit, the Company's operations could be severely curtailed or cease entirely and the Company may not realize any significant value from its assets.
The accompanying consolidated interim financial statements have been prepared on a going concern basis of accounting. The accompanying consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Reverse Stock Split
Effective August 22, 2023, the Company’s stockholders approved a 1-for-50 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 50 shares of Class A common stock issued and outstanding on August 22, 2023, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. The reverse stock split did not affect the stated par value of the Class A common stock nor did it change the total number of the Company’s authorized shares of Class A common stock. Both the Company’s Class B common stock and the Company’s preferred stock were not affected by the reverse stock split.
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
Note 2. Summary of Significant Accounting Policies
Consolidated Interim Financial Information
The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (the “FASB”).
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The accompanying consolidated interim financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2024 and December 31, 2023, the results of operations for the three months ended March 31, 2024 and 2023, the statement of stockholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. These interim consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2023 and 2022, filed with the SEC in our Annual Report on Form 10-K filed by the Company on June 6, 2024, and Form 10-K/A filed on September 16, 2024.
Principles of Consolidation
The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated interim financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated interim financial statements include, but are not limited to, the timing of revenue recognition, accounting for useful lives of property, machinery and equipment, net intangible assets, net accrued liabilities, leases, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based compensation, warrant liabilities, and litigation contingencies.
Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
accounting standards. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Class A common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company after the consummation of the Business Combination has total annual gross revenue of $1.2 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. The Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions. $0.4 million is restricted primarily as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, and is classified as a non-current asset as it will be returned to the Company at the end of the lease which is expected to occur beyond one year from March 31, 2024. In event of default, the landlord can take over the restricted cash from the restricted cash bank account
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
As of March 31, 2024, and December 31, 2023, the Company had deferred fulfillment and prepaid launch costs of $0.4 million and $1.7 million, respectively, with $0 and $1.3 million recorded within prepaids and other current assets, respectively, and $0.4 million and $0.4 million recorded within other non-current asset, respectively, in our condensed consolidated balance sheets.
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
Loss Contingencies
The Company estimates loss contingencies in accordance with ASC Sub-Topic 450-20, Loss Contingencies (“ASC 450-20”), which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the consolidated interim financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated interim financial statements and (ii) the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 12 for additional information.
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
The Company accounts for customer contracts in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), which includes the following five-step model:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the three months ended in March 2024, the Company recorded $0.5 million of revenue from U.S. Government. There was no revenue from the U.S. Government, in the three months ended March 2023.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of March 31, 2024 and December 31, 2023, the Company had customer deposit balances of $1.1 million and $1.0 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of March 31, 2024 and December 31, 2023, are $0.6 million and $1.0 million, respectively, of non-current deposits.
During the three months ended March 31, 2024, the Company recognized $0.5 million of revenue, due to engineering services performed on Space Development Agency milestone two agreement, and forfeited customer deposits primarily related to expired options. Of the $0.5 million of revenue recognized, $35 thousand was derived from December 31, 2023 contract liability balance. The Company recognized $22 thousand in revenue from forfeited customer deposits during the three months ended March 31, 2023.
The disaggregation of revenue by type is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Forfeited customer deposits	$35	$22
Engineering project services	478	—
Total revenue	$513	$22
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 instruments for the three months ended March 31, 2024 and at December 31, 2023.
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
The Company’s stock repurchase agreements with the Co-Founders (see Note 12 for additional information) are recorded as contingent liabilities pursuant to ASC Topic 480, measured at fair value. The stock repurchase

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. The Company paid $10.0 million to satisfy the stock repurchase agreement contingent liabilities during the three months ended March 31, 2023 (see Note 9 for additional information). There were no transfers between levels of input during the three months ended March 31, 2024 and 2023.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)
Balance, December 31, 2023	$3
Change in Fair Value	—
Balance, March 31, 2024	$3
Key assumptions for the Black-Scholes model used to determine the fair value of warrants outstanding as of each period end were as follows:

	March 31, 2024	December 31, 2023
Warrant term (years)	2.37	2.61
Volatility	151.72%	113.50%
Risk-free rate	4.52%	4.05%
Dividend yield	0.00%	0.00%
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
Public and Private Warrants
Prior to the Business Combination, SRAC issued 225,450 private placement warrants (“Private Warrants”) and 172,500 public warrants (“Public Warrants” and, collectively with the Private Warrants, the “Public and Private Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $575.00 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
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
The grant-date fair value of these warrants is recorded in additional paid-in capital on the condensed consolidated balance sheets. The fair value of the warrants are measured using the Black-Scholes option-pricing model on the grant date.
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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three months ended March 31, 2024 and 2023, there were no impairments of long-lived assets. See Note 4 and Note 5 for additional information.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Stock-based Compensation
The Company has a stock incentive plan under which equity awards are granted to employees, directors, and consultants. All stock-based payments are recognized in the consolidated interim financial statements based on their respective grant date fair values.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the three months ended March 31, 2024 and 2023.
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
Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities related to an executory contractual arrangement are deferred and capitalized. These advance payments are recognized as an expense as the related goods are delivered or services performed. When the related goods are no longer expected to be delivered or services rendered, the capitalized advance payment is charged to expense.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC Topic 280, Segment Reporting (“ASC Topic 480”), we are not organized around specific services or geographic regions.
Our chief operating decision maker “CODM” uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States. The company recognized $0.5 million of revenue during the quarter ended March 31, 2024, of which 93.2% was derived domestically and 6.8% was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
Recently Issued Accounting Standards
Although there are several new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or results of operations.
In July 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718) (“ASU 2023-03”). This update requires (1) disclosure and presentation of income or loss related to common stock transactions on the face of the income statement, (2) modification of the existing classification and measurement of redeemable preferred shares and redeemable equity-classified shares, and (3) modification of accounting treatment

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
for stock-based compensation. The FASB has not set an effective date on ASU 2023-03 and adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2023-03 on its financial statement disclosures.
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. The Company is currently evaluating the impact ASU 2023-06 will have on its results of operations, financial position, or cash flows.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and for interim periods within those fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its financial position or results of operations.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is in the process of evaluating the potential impact ASU 2023-09 will have on its results of operations, financial position, or cash flows.
On March 21, 2024, the FASB issued ASU 2024-01 which clarifies how an entity determines whether a profits interest or similar award are within the scope of ASC Topic 718 Compensation - Stock Compensation or not a share-based payment arrangement and therefore within the scope of other guidance. The Company is still in the process of evaluating this standard. The amendments of ASU 2024-01 are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods.
In March 29, 2024, the FASB issued ASU 2024-02 which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification. The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” ASU 2024-02 is not expected to have a material impact on the Company.
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid launch costs, current	$—	$1,260
Prepaid research and development	2,377	2,415
Prepaid insurance and other assets	4,847	4,838
Total	$7,224	$8,513

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Prepaids and Other Current Assets (cont.)
As of March 31, 2024 and December 31, 2023, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $0.4 million and $0.4 million, respectively.
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Computer equipment	$10	$10
Leasehold improvements	2,394	2,394
Machinery and equipment	3,411	3,411
Property, machinery and equipment, gross	5,815	5,815
Less: accumulated depreciation	(2,770)	(2,563)
Property, machinery and equipment, net	$3,045	$3,252
Depreciation expense related to property, machinery and equipment was $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense is recorded within operating expenses.
Note 5. Intangible Assets
Intangible assets, net consisted of the following as of March 31, 2024:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$540	$(193)	$347	6.0
Total	$540	$(193)	$347
Intangible assets, net consisted of the following as of December 31, 2023:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$519	$(177)	$341	6.3
Total	$519	$(177)	$341
Amortization expense related to intangible assets was $15 thousand and $13 thousand for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2024	$46
2025	61
2026	61
2027	61
2028	52
Thereafter	66
Total	$347

Note 6. Leases
The Company leases office space under non-cancellable operating leases. In January 2021, the Company commenced a lease in San Jose, California. The lease expires in February 2028. The Company is obligated to pay approximately $10.5 million over the term of the lease.
The components of operating lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$368	$368
Variable lease expense	150	122
Total lease expense	$518	$490
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of March 31, 2024, the weighted-average remaining lease term was 3.9 years and the weighted-average discount rate was 5.6%.
As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2024	$1,185
2025	1,627
2026	1,674
2027	1,729
2028	297
Total lease payments	6,512
Less: Imputed interest	(691)
Present value of lease liabilities	$5,821
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Legal and other professional services	$3,679	$3,811
Compensation expense	81	392
Research and development projects	266	323
Other accrued liabilities	431	228
Total	$4,458	$4,754
Note 8. Loan Payable
Term Loan
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (the “Term Loan”) which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12%. The company borrowed $25.0 million of the Term Loan at inception of the agreement on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones by the June 30, 2021 deadline. The repayment terms of the Term Loan provide for interest-only payments from March 1, 2021 through February 28, 2022.

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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was $45.7 thousand and $0.5 million, for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, the Company repaid the remaining principal balance of the Term Loan.
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
March 2024 Securities Purchase Agreement
On March 4, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “March Offering”), (i) an aggregate of 1,320,000 shares of the Company’s Class A common stock at a purchase price of $0.87 per share, and (ii) pre-funded warrants (the “March Pre-Funded Warrants”) to purchase an aggregate of 3,304,280 shares of the Company’s Class A common stock and (iii) warrants to purchase 4,624,280 shares of Class A Stock (“March Warrants”).
The purchase price of each March Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the March Offering minus $0.00001. The March Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The March Warrants have an exercise price per share of Class A common stock equal to $0.74 per share and will expire five years from the date of issuance. The offering closed on March 7, 2024.
The Company received aggregate gross proceeds from the March Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.5 million. Net proceeds of $3.5 million from the March Offering was

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
recorded to additional paid-in-capital. Both the March Pre-Funded Warrants and the March Warrants meet the requirements for equity classification.
The Company estimated the fair value of the March Pre-Funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the March Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

Warrant term (years)	5.00
Volatility	97.50%
Risk-free rate	4.07%
Dividend yield	—%
In connection with the March Offering, the Company also agreed to amend the January Warrants to purchase up to an aggregate of 3,687,000 shares of Class A common stock at an exercise price of $0.96 per share (the “January Modified Warrants”). Prior to amendment, the January Modified Warrants have a termination date of January 17, 2029. Upon shareholder approved amendment, the January Modified Warrants will have a reduced exercise price of $0.74 per share and a termination date of June 28, 2029.
The Company estimated the fair value of the January Modified Warrants immediately before and after modification using the Black-Scholes valuation model and determined an incremental increase in fair value of approximately $0.1 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the January Modified Warrants was accounted for as an additional equity issuance cost for the January Offering, which was recorded to additional paid-in-capital. The significant inputs into the Black-Scholes valuation model before and after the modification date are as follows:

	Pre Modification	Post Modification
Warrant term (years)	4.87	5.00
Volatility	95.00%	95.00%
Risk-free rate	4.22%	4.21%
Dividend yield	—%	—%
Subsequent to the March Offering, during the three months ended March 31, 2024, the Company issued 3,304,280 shares of Class A common stock as a result of all of the March Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
January 2024 Securities Purchase Agreement
On January 12, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “January Offering”), (i) an aggregate of 900,000 shares of the Company’s Class A common stock at a purchase price of $1.09 per share, (ii) pre-funded warrants (the “January Pre-Funded Warrants”) to purchase an aggregate of 2,787,000 shares of the Company’s Class A common stock and (iii) warrants to purchase 3,687,000 shares of Class A common stock (the “January Warrants”).
The purchase price of each January Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the January Offering minus $0.00001. The January Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The January Warrants have an exercise price per share of Class A common stock equal to $0.96 per share and will expire five years from the date of issuance. The offering closed on January 17, 2024.
The Company received aggregate gross proceeds from the January Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.4 million. Net proceeds of $3.6 million from the January Offering was

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
recorded to additional paid-in-capital. Both the January Pre-Funded Warrants and the January Warrants meet the requirements for equity classification.
The Company estimated the fair value of the January Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the January Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

Warrant term (years)	5.00
Volatility	97.50%
Risk-free rate	4.02%
Dividend yield	—%
In connection with the January Offering, the Company also agreed, subject to certain conditions and procedures, to amend each of the warrants issued in November 2023 to purchase up to an aggregate of 5,808,538 shares of Class A common stock at an exercise price of $3.86 per share (the “November Modified Warrants”). Prior to amendment, the November Modified Warrants had a termination date of November 9, 2028. The shareholder approval for the amendment of November Modified Warrants was not received triggering the Minimum Price as defined by the Nasdaq Rule 5635 (d). Based on the rule, November Modified Warrants will have a reduced exercise price of $0.54 per share and a termination date of May 9, 2029.
The Company estimated the fair value of the November Modified Warrants immediately before and after modification using the Black-Scholes valuation model and determined an incremental increase in fair value of approximately $1.2 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the November Modified Warrants was accounted for as an additional equity issuance cost for the January Offering, which was recorded to additional paid-in-capital. The significant inputs into the Black-Scholes valuation model before and after the modification date are as follows:

	Pre Modification	Post Modification
Warrant term (years)	4.83	5.00
Volatility	97.50%	97.50%
Risk-free rate	3.85%	3.84%
Dividend yield	—%	—%
Subsequent to the January Offering, during the three months ended March 31, 2024, the Company issued 2,787,000 shares of Class A common stock as a result of all of the January Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
Co-Founder Divestment and Stock Repurchase Agreements
In accordance with the National Security Agreement (“NSA”) and pursuant to stock repurchase agreements entered into with the Company, the Co-Founders sold 100% of their respective equity interests in the Company on June 30, 2021. The Company paid an aggregate of $40.0 million to the Co-Founders following the Business Combination, and an additional payment of an aggregate of $10.0 million was payable after cumulative business combination or capital raising transactions resulted in cash proceeds to the Company of no less than $250.0 million.
As a result of the February Offering on February 27, 2023, the Company raised $10.0 million of gross cash proceeds through the sale of securities which, together with the $247.3 million raised in the Business Combination and other capital raising activities, triggered the $10.0 million obligation under the stock repurchase agreements. In March 2023, the Company paid the Co-Founders $10.0 million to retire the liability.
Public and Private Warrants
As of March 31, 2024, the Company had Public and Private Warrants outstanding to purchase 172,500 shares and 225,450 shares of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $575.00 per share, subject to adjustment, at any time

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
commencing on August 12, 2021. The Public and Private Warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Private Warrants assumed in connection with the Business Combination are accounted for as a derivative liability and a decrease of the estimated fair value of the warrants of $0 and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, was recorded in other income (expense) within the condensed consolidated statements of operations. The Public Warrants and the legacy outstanding Private Warrants were recorded as equity within the condensed consolidated statements of stockholders’ equity.
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
In February and March 2020, the Board of Directors of Momentus Inc. approved the Amended and Restated 2018 Stock Plan (the “2018 Plan”). No additional grants have been made since 2020 and no new grants will be made from the 2018 Plan, however, the options issued and outstanding under the plan continue to be governed by the terms of the 2018 Plan. Forfeitures from the legacy plans become available under the 2021 Equity Incentive Plan, described below.
2021 Equity Incentive Plan
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 119,658 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options, non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board of Directors. During the three months ended March 31, 2024, the shares available for grant under the 2021 Plan increased by 248,508 and 830 due to the evergreen provision and forfeitures from both the Initial Plan and the 2018 Plan, respectively. As of March 31, 2024, there were 317,938 shares remaining available for grant. Grant activity under the 2021 Plan is described below.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 31,909 shares of Class A common stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 31,909 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the three months ended March 31, 2024, the shares available for issuance under the 2021 ESPP Plan increased by 828 due to the evergreen provision. During the three months ended March 31, 2024, there were 0 shares issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $23.4 thousand as of March 31, 2024, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period. As of March 31, 2024, there were 83,373 shares remaining available for issuance.
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
As of March 31, 2024, only RSU grants have been made under the 2022 Plan and there were 89,832 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the three months ended March 31, 2024:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	23,912	$68.39
Forfeitures	(830)	2.13
Outstanding as of March 31, 2024	23,082	$70.77	6.4	$—
Exercisable as of March 31, 2024	19,213	$59.48	6.1	$—
Vested and expected to vest as of March 31, 2024	23,082	$70.77	6.4	$—
As of March 31, 2024, there was a total of $0.3 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 0.9 years.
The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0 and $0.2 million, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the three months ended March 31, 2024. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2023	219,720	$86.78
Vested	(36,570)	67.15
Forfeited	(45,822)	59.58
Outstanding as of March 31, 2024	137,328	$101.09
As of March 31, 2024, there was a total of $12.2 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.2 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $0.1 million.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development expenses	$(73)	$476
Selling, general and administrative expenses	1,516	1,244
Total	$1,443	$1,720
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended March 31,
(in thousands)	2024	2023
Options	$76	$96
RSUs & RSAs	1,367	1,601
ESPP	—	23
Total	$1,443	$1,720
Issuance of Common Stock to Non-employees
During the three months ended March 31, 2023, the Company issued 2,700 shares of the Company’s Class A common stock to a third party consulting firm in exchange for public relations services. The shares were not issued under the equity incentive plans described above. Under the agreement, the shares are contingently forfeitable in the event of early termination by the Company. The shares had an issuance date fair value of $0.1 million to be recorded as consulting expense over the six-month term of the agreement. Related consulting expense of $0.1 million was recognized over the six month term of the agreement. The Company issued no shares to non-employees in the current year.
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
Note 11. Earnings Per Share (cont.)
effect of outstanding preferred shares, options and unvested stock units, and warrants outstanding pursuant to the treasury stock method.
As the Company incurred a net loss for the three months ended March 31, 2024 and 2023, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options and unvested stock units outstanding	276,544	164,804
Warrants outstanding	14,517,768	629,271
Contingent Sponsor Earnout Shares	28,750	28,750
Total	14,823,062	822,825
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of March 31, 2024, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2024	$3,097
2025	2,975
Total	$6,072
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
As a result of the agreement to settle the Securities Class Action, the Company recorded a litigation settlement contingency of $8.5 million. The Company additionally recorded an insurance receivable of $4.0 million for the insurance proceeds expected from its insurers related to the settlement. The net amount of $4.5 million was recognized in litigation settlement, net during the year ended December 31, 2022. As of March 31, 2024, the contingent liability in relation to Securities Class Action has been paid in full.
CFIUS Review
In February 2021, the Company and Mikhail Kokorich submitted a joint notice to the Committee on Foreign Investment in the United States (“CFIUS”) for review of the historical acquisition of interests in the Company by Mr. Kokorich, his wife, and entities that they control in response to concerns of the U.S. Department of Defense regarding the Company’s foreign ownership and control. On June 8, 2021, the U.S. Departments of Defense and the Treasury, on behalf of CFIUS, Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis) entered into the National Security Agreement (“NSA”).
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
The Company incurred legal expenses related to these matters of approximately $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
As described in greater detail in Note 14, on August 26, 2024, an unopposed motion for the preliminary approval of settlement was filed after the Company reached an agreement in principle for a proposed settlement of the above described shareholder derivative litigation. On September 16, 2024, an order preliminarily approving the proposed settlement, subject to further consideration at a November 21, 2024, settlement hearing, was entered in the U.S. District Court for the Northern District of California.
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
On May 26, 2023, plaintiffs filed a stipulation and proposed order for consolidation and appointment of co-lead plaintiffs and co-lead plaintiffs’ counsel designating the complaint filed in the Lora Action as the operative complaint. On June 30, 2023, the defendants each filed a motion to dismiss the complaint. On October 26, 2023, plaintiffs filed their answering briefs in opposition to the motions to dismiss, and the defendants’ reply briefs are due to be filed on or before December 14, 2023, and a hearing on the motions to dismiss was held for February 1, 2024.
The Shirley Action, the Lora Action, and the Burk Action have been consolidated under the caption, In re Momentus, Inc. Stockholders Litigation, C.A. No. 2022-1023-PAF (Del Ch. Nov. 10, 2022). These putative class actions do not name the Company as a defendant. Regardless, the SRAC directors and officers, together with current and former directors and officers of the Company, have demanded indemnification and advancement from the Company, under the terms of the merger agreement and the exhibits thereto, the Delaware corporate code, the Company’s bylaws, and their individual indemnification agreements. The Company may be liable for the fees and costs incurred by the defendants and has an obligation to advance such fees during the pendency of the litigation. The Company understands that the defendants dispute the allegations in the complaint and intend to vigorously defend against any such litigation.
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
Other Litigation and Related Matters
These and other litigation matters may be time-consuming, divert management’s attention and resources, cause the Company to incur significant defense and settlement costs or liability, even if we believe the claims asserted against us are without merit. We intend to vigorously defend against all such claims. Because of the potential risks, expenses and uncertainties of litigation, as well as claims for indemnity from various of the parties concerned, we may from time to time settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, further compounded by various claims for indemnity which may or may not be fully insured, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our operating results and financial condition.
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
Note 13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.
Note 14. Subsequent Events
Related Party Promissory Notes
On June 21, 2024, the Company issued six promissory notes for an aggregate amount of $500,000 to participating directors and an officer of the Company. The proceeds from the notes were used to pay for employee retention payments, working capital, and general corporate expenses. Each note issued bore an annual interest rate of 5.12% equal to the minimum applicable federal rate published by the Internal Revenue Service for June 2024. Each note held a maturity date of September 30, 2024 and was secured by the Company’s assets. Principal and interest payments were due by the maturity date and the notes would have become immediately due upon the occurrence of certain customary event of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like. On September 12, 2024, the six promissory notes were repaid in full to the participating directors and officer of the Company.
Convertible Promissory Note

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Subsequent Events (cont.)
On July 12, 2024, the Company and Space Infrastructure Ventures (“SIV”) entered into a secured convertible promissory note (the “Convertible Note”) pursuant to which the Company borrowed $2.3 million as of September 26, 2024. The Convertible Note bears an annual interest rate of 15%. Principal on the Convertible Note is to be re-paid in four equal payments on a quarterly basis, commencing on December 1, 2024, and maturing on September 1, 2025, at which time all accrued interest is due.
Amounts borrowed under the Convertible Note are secured by a lien on substantially all of the assets of the Company. In lieu of cash payments of accrued interest, SIV, in its sole discretion, may elect to receive shares of Class A common stock at a conversion price of $0.53 per share (the “Conversion Price”). On the maturity date, subject to the satisfaction of applicable legal and regulatory conditions, all outstanding obligations under the Convertible Note automatically convert into Class A common stock at the Conversion Price.
The Convertible Note requires SIV’s consent to take certain actions, such as increasing compensation, purchasing assets, extending financing, making capital expenditures, repaying debts outside the ordinary course of business or investing in any entity or enterprise.
The Convertible Note can be prepaid in full at any time, subject to a prepayment penalty fee of 10%. The Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of Momentus.
Indemnification Claims
On July 31, 2024, certain former employees of the Company obtained a legal judgment in the amount of $526 thousand inclusive of interest and expenses related to claims for the advancement and reimbursement of certain legal expenses of the former employees. The Company paid the former employees $526 thousand inclusive of interest and expenses related to claims for the advancement and reimbursement of certain legal expenses of the former employees in September 2024.
Venture-Class Acquisition of Dedicated Rideshare Contract
On August 22, 2024, NASA selected the Company to participate as a launch provider in the Venture-Class Acquisition of Dedicated Rideshare (“VADR”) contract. The VADR program is anticipated to allow NASA to deliver Class D, CubeSats, and higher risk-tolerant payloads to a variety of orbits. The Company executed the VADR contract with NASA on August 19, 2024.
Settlement of Derivative Litigation
On August 26, 2024, an unopposed motion for the preliminary approval of settlement was filed after the Company reached an agreement in principle for a proposed settlement of certain shareholder derivative litigation. The proposed settlement, as set forth more fully in the Stipulation and Agreement of Settlement filed with the court, requires the Company to adopt certain corporate governance reforms. The reforms must be maintained for a minimum period of four years.
On September 16, 2024, the U.S. District Court for the Northern District of California issued an order primarily approving the settlement and providing for notice of the settlement to stockholders of the Company in the matters captioned Hanna v. Kabot, et al., Case No. 5:23-cv-00374 (N.D. Cal.); Rivlen v. Kabot, et al., Case No. 2:23-cv-03120 (C.D. Cal.); Lindsey v. Quiroga, et al., Case No. 20230674 (Del. Ch.); and the litigation demand made by Momentus stockholder, Kamal Qureshi (collectively, the “Derivative Matters”). The proposed settlement calls for the Company to adopt certain corporate governance reforms and pay lead plaintiffs’ attorney’s fees, litigation expenses, and lead plaintiff service awards.
The order set a final approval hearing for November 21, 2024.
September 2024 Securities Purchase Agreement
On September 15, 2024, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to an investor in a private placement transaction (the “September Offering”), (i) pre-funded warrants to purchase 5,000,000 shares of the Company’s Class A common stock at a purchase price of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Subsequent Events (cont.)
$0.55 per share (the “September Pre-Funded Warrants”), (ii) Class A warrants to purchase 10,000,000 shares of Class A common stock (the “Class A Warrants”), and (iii) Class B warrants to purchase 5,000,000 shares of Class A common stock (the “Class B Warrants” and, collectively with the Class A Warrants, the “September Warrants”).
The Company received aggregate gross proceeds of approximately $2.75 million, before deducting estimated placement agent commissions and expenses. The offering closed on September 17, 2024.
The September Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after issuance and will not expire until exercised.
The September Warrants have an exercise price per share of Class A common stock equal to $0.575 per share. The Class A Warrants will expire on March 17, 2030, and the Class B Warrants will expire on March 17, 2026. The exercise price and the number of shares of Class A common stock issuable upon exercise of the September Warrants is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Class A common stock. The investor may not exercise the September Warrants until 6 months after the original issuance date of the September Warrants.
In connection with the September Offering, the Company entered into a Placement Agency Agreement on September 15, 2024, with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the September Offering and issued warrants (the “Placement Agent Warrants”) to purchase 500,000 shares of Class A common stock at an exercise price of $0.6325, exercisable immediately, as compensation for services. One half of the Placement Agent Warrants have a term of 18 months from the date of issuance and the other half have a term of five years from the date of issuance.

Tables of Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our Annual Report on Form 10-K filed with the SEC on June 6, 2024. This discussion and analysis should also be read together with our financial information for the period ended as of March 31, 2024. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on June 6, 2024, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
Momentus offers or plans to offer satellites, satellite buses, satellite technologies including solar arrays, and transportation and infrastructure services to help enable the commercialization of space for commercial companies and to support the missions of U.S. and friendly governments missions. Satellite operators are our target commercial customers. Momentus is also seeking business in support of U.S. Government missions for Departments and Agencies like NASA and the Department of Defense.
Products and services that we plan to provide include provision of satellites, satellite buses, satellite technologies including solar arrays, integration of payload instruments, “last mile” satellite transportation, payload-hosting, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings.
Our transportation service offering focuses on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we partner with leading launch service providers, such as SpaceX to “ride share” our customers' satellites from Earth to space on a midsized or large rocket. Customer satellites can also be carried aboard small launch vehicles for dedicated missions. Our OSVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe this “hub-and-spoke” model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond transportation and hosted payloads.
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
Momentus has launched four missions to date, deployed 17 customer satellites, and provided hosted payload services. Three of these missions involved operation of the Vigoride OSV in orbit. During these three Vigoride missions, the system and technology were tested repeatedly. Improvements based on lessons learned during these missions were rapidly incorporated. As a result of these three missions, the Vigoride OSV has been successfully demonstrated in space and accumulated significant flight heritage.

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
During the quarter ended March 31, 2024, the Company recognized $0.5 million of revenue, primarily from the completion of performance obligations on engineering services performed for U.S. government as well as some forfeited customer deposits upon contract expiration and engineering project services.
As of March 31, 2024, we have signed contracts with customers and have collected approximately $1.1 million in customer deposits, $0.6 million of which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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
Cost of Revenue
Cost of revenue consists primarily of expenses associated with third-party launch costs. Development of the orbital service vehicles is part of the Company’s technology roadmap. Therefore, to date, the cost of these orbital service vehicles has been expensed as research and development costs as materials and services are received. The current design and technology allow for a single use of the orbital service vehicle.
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
As of March 31, 2024, we have expensed all research and development costs associated with developing and building our vehicles.
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

Comparison of Financial Results for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Service revenue	$513	$22	$491	2232%
Gross profit	513	22	491	2232%

Operating expenses:
Research and development expenses	2,676	10,119	(7,443)	(74%)
Selling, general and administrative expenses	6,164	10,270	(4,106)	(40%)
Total operating expenses	8,840	20,389	(11,549)	(57%)
Loss from operations	(8,327)	(20,367)	12,040	(59%)

Other income (expense), net:
Change in fair value of warrant liability	—	(112)	112	(100%)
Interest income	18	555	(537)	(97%)
Interest expense	(57)	(920)	863	(94%)
Other income	53	19	34	179%
Total other income (expense), net	14	(458)	472	(103%)
Net loss	$(8,313)	$(20,825)	12,512	(60%)
Service revenue
The revenue recognized during the three months ended March 31, 2024 was primarily driven by engineering services performed for Space Development Agency milestone two resulting in revenue recognition as well as $0.5 million of engineering services for the Space Development Agency.
The revenue recognized during the three months ended March 31, 2023 was composed of $22,000 due to forfeited customer deposits upon contract termination for late payment.
Research and development expenses
Research and development expenses decreased from $10.1 million in the three months ended March 31, 2023 to $2.7 million in the three months ended March 31, 2024. The decrease was primarily due to (i) a $3.1 million reduction in payroll costs due to decreased headcount and related decreases in signing bonuses (ii) a $2.1 million reduction on subcontractor cost, (iii) a $1.1 million reduction in spending on materials and components, (iv) decreases in launch costs of $0.5 million associated with impairment of our Space X and ABL deposits, and amortization of the Vigoride 5 and Vigoride 6 missions, (v) a $0.4 million reduction in allocated information technology and facilities expenses, and (vi) a $0.2 million decrease in other overhead costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $10.3 million in the three months ended March 31, 2023 to $6.2 million in the three months ended March 31, 2024. The decrease is primarily due to (i) a $1.5 million decrease in non-legal professional fees as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance, (ii) a $1.0 million decrease in non-stock based compensation payroll due to prior year one-time bonuses and executive departures temporarily replaced by consultants, (iii) a $1.0 million decrease in other legal services expenses, and (iv) a $0.3 million decrease in other general corporate office expenses (including insurance costs), partially offset by a $0.3 million increase in stock-based compensation.
Change in fair value of warrant liability
For the three months ended March 31, 2023, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.

Interest income
Interest income decreased from $0.6 million for three months ended March 31, 2023 to $18.2 thousand for the three months ended March 31, 2024 as the Company invested more in money market funds in response to rising interest rates.
Interest expense
Interest expense decreased from $0.9 million of cash and amortization interest for the three months ended March 31, 2023 to $0.1 million of cash and amortization interest for the three months ended March 31, 2024 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.
Other income
Other income increased from $19.3 thousand for the three months ended March 31, 2023 to $0.1 million three months ended March 31, 2024. The increase was related to the release of interest accrued in relation to the loan during 2023.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $8.3 million for the three months ended March 31, 2024 and had an accumulated deficit of $381.4 million as of March 31, 2024. Additionally, the Company used net cash of $5.3 million to fund its operating activities for the three months ended March 31, 2024, and had cash and cash equivalents of $1.7 million as of March 31, 2024.
In connection with the preparation of the consolidated interim financial statements for the three months ended March 31, 2024, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.
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
The accompanying consolidated interim financial statements have been prepared on a going concern basis of accounting. The accompanying consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(5,253)	$(18,696)
Investing activities	(39)	(52)
Financing activities	4,849	(3,793)
Net change in cash, cash equivalents, and restricted cash	$(443)	$(22,541)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $5.3 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $1.4 million, were $2.9 million. Professional fees of $1.9 million included $1.4 million in legal fees and $8.9 thousand of costs related to the SEC and NSA topics discussed in Note 12. Office overheads and other general corporate expenses were $1.7 million, which includes insurance costs of $0.5 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $0.5 million. These cash outflows were partially offset by gross profit of $0.5 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the three months ended March 31, 2024. Additionally, the Company had a change in operating assets and liabilities of $1.1 million during the three months ended March 31, 2024.
Net cash used in operating activities for the three months ended March 31, 2023 was $18.7 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus of $0.9 million and stock-based compensation of $1.7 million, were $5.5 million. Research and development activity expenses, including materials, components, and subcontractor costs were $3.6 million. Professional fees of $4.9 million included $0.6 million of costs related to the SEC and NSA topics discussed in Note 12 and legal fees of $2.4 million. Office overheads, other general corporate expenses, and cash interest were $2.5 million which includes insurance costs of $0.8 million. The Company incurred launch costs of $0.5 million during the three months ended March 31, 2023, that were amortized in connection with its first launch. The Company additionally had change in cash from changes in operating assets and liabilities of $1.6 million.
Investing Activities
Net cash used in investing activities was $39.5 thousand and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, which consisted of purchases of machinery and equipment, and intangible assets
Financing Activities
Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2024, primarily due to gross proceeds of approximately $8.0 million received from the January Offering and March Offering, partially offset by principal repayments of $2.3 million under the Term Loan and $0.8 million in issuance costs related to common stock and related warrants.
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
Commitments and Contingencies
We are a party to operating leases primarily for facilities (e.g., office buildings, warehouses and spaceport) under non-cancellable operating leases. We lease office space under a non-cancellable operating lease which expires February 2028. Refer to Note 6.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated interim financial statements and related disclosures requires us to make estimates, assumptions and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions. In addition to our critical accounting policies below, see Note 2 in the notes to our consolidated interim financial statements included elsewhere in this Form 10-Q.
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
Stock-based Compensation
We have various stock incentive plans under which incentive and non-qualified stock options and restricted stock awards are granted to employees, directors, and consultants. All stock-based payments to employees, including grants of employee stock options are recognized in the consolidated interim financial statements based on their respective grant date fair values.

We recognize stock-based compensation expense using a fair value-based method for costs related to all stock-based payments. We estimate the fair value of stock-based payments on the date of grant using the Black-Scholes-Merton option pricing model. The model requires management to make a number of assumptions, including expected volatility of our stock, expected life of the option, risk-free interest rate, and expected dividends. The fair value of the stock is expensed over the related service period which is typically the vesting period. The stock-based compensation expense that is reported in our consolidated interim financial statements is based on awards that are expected to vest. We account for forfeitures as they occur.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
Please refer to Note 2 in the notes to our consolidated interim financial statements included elsewhere in this Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our consolidated financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024, we had cash and cash equivalents of $1.7 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Foreign Currency Risk
There were no material foreign currency transactions for the three months ended March 31, 2024 and 2023. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
ITEM 1. Legal Proceedings
See the disclosures under the caption “Legal Proceedings” in Note 12 in the notes to our consolidated interim financial statements included elsewhere in this Form 10-Q for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K filed by the Company on June 6, 2024, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K filed by the Company on June 6, 2024, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
There were no adoption or termination of contracts, instructions or written plans for the purchase and sale of the Company’s securities by our Section 16 officers and directors for the three months ended March 31, 2024, each of which would be intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

ITEM 6. Exhibits

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on January 16, 2024))
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on January 16, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 7, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 16, 2024).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2024).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

MOMENTUS INC.

Date: October 15, 2024	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2024	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)