Form 10-Q
period 2024-06-30
Momentus Inc.
filed 2024-10-15
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Tables of Contents

ITEM 1. Financial Statements

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$897	$2,118
Accounts receivable	15	—
Insurance receivable	408	100
Prepaids and other current assets	4,839	8,513
Total current assets	6,159	10,731
Property, machinery and equipment, net	2,837	3,252
Intangible assets, net	279	341
Operating right-of-use asset	4,780	5,350
Restricted cash, non-current	380	373
Other non-current assets	571	602
Total assets	$15,006	$20,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,610	$2,805
Accrued liabilities	5,186	4,754
Loan payable, current	350	2,273
Contract liabilities, current	495	—
Operating lease liability, current	1,328	1,268
Litigation settlement contingency	526	—
Other current liabilities	6	9
Total current liabilities	11,501	11,109
Contract liabilities, non-current	618	998
Warrant liability	3	3
Operating lease liability, non-current	4,178	4,863
Other non-current liabilities	502	489
Total non-current liabilities	5,301	6,353
Total liabilities	16,802	17,462
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 16,625,778 issued and outstanding as of June 30, 2024; 250,000,000 shares authorized and 8,283,865 issued and outstanding as of December 31, 2023	—	—
Class B common stock, $0.00001 par value; 4,312,500 shares authorized and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	386,580	376,234
Accumulated deficit	(388,376)	(373,047)
Total stockholders’ equity (deficit)	(1,796)	3,187
Total liabilities and stockholders’ equity	$15,006	$20,649
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue	$1,209	$1,705	$1,722	$1,727
Cost of revenue	—	388	—	388
Gross profit	1,209	1,317	1,722	1,339
Operating expenses:
Research and development expenses	2,850	10,204	5,526	20,323
Selling, general and administrative expenses	5,323	10,007	11,487	20,277
Total operating expenses	8,173	20,211	17,013	40,600
Loss from operations	(6,964)	(18,894)	(15,291)	(39,261)
Other income (expense), net:
Change in fair value of warrant liability	—	451	—	338
Realized loss on disposal of assets	(55)	(17)	(55)	(17)
Interest income	4	357	22	912
Interest expense	—	(732)	(57)	(1,652)
Other income	(1)	—	52	20
Total other income (expense), net	(52)	59	(38)	(399)
Net loss	$(7,016)	$(18,835)	$(15,329)	$(39,660)
Net loss per share, basic and diluted	$(0.42)	$(9.81)	$(1.05)	$(21.60)
Weighted average shares outstanding, basic and diluted	16,597,027	1,919,555	14,582,974	1,835,777
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2023	8,283,865	$—	$376,234	$(373,047)	$3,187
Issuance of common stock upon vesting of RSUs	36,570	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(5,937)	—	(3)	—	(3)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,443	—	1,443
Issuance of common stock and related warrants in registered offering, net of issuance costs	2,220,000	—	7,171	—	7,171
Issuance of common stock upon exercise of pre-funded warrants	6,091,280	—	—	—	—
Net loss	—	—	—	(8,313)	(8,313)
Balance, March 31, 2024	16,625,778	$—	$384,845	$(381,360)	$3,485
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,735	—	1,735
Net loss	—	—	—	(7,016)	(7,016)
Balance, June 30, 2024	16,625,778	$—	$386,580	$(388,376)	$(1,796)

Balance, December 31, 2022	1,688,824	$—	$342,734	$(304,127)	$38,607
Issuance of common stock upon exercise of stock options	7,406	—	92	—	92
Issuance of common stock upon vesting of RSUs	15,336	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(2,498)	—	(60)	—	(60)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,720	—	1,720
Issuance of common stock and related warrants in registered offering, net of issuance costs	187,920	—	9,300	—	9,300
Issuance of common stock for consulting services	2,700	—	112	—	112
Net loss	—	—	—	(20,825)	(20,825)
Balance, March 31, 2023	1,899,688	$—	$353,898	$(324,952)	$28,946
Issuance of common stock upon exercise of stock options	2,648	—	38	—	38
Issuance of common stock upon vesting of RSUs	9,440	—	—	—	—
Issuance of common stock upon purchase of ESPP	2,131	—	31	—	31
Issuance of common stock upon exercise of pre-funded warrants	43,401	—	—	—	—
Stock-based compensation - stock options, RSAs, RSUs	—	—	2,577	—	2,577
Net loss	—	—	—	(18,835)	(18,835)
Balance, June 30, 2023	1,957,308	$—	$356,544	$(343,787)	$12,757
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended, June 30
	2024	2023
Cash flows from operating activities:
Net loss	$(15,329)	$(39,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443	452
Amortization of debt discount and issuance costs	46	890
Amortization of right-of-use asset	570	537
Change in fair value of warrant liability	—	(338)
Loss on disposal of fixed and intangible assets	55	17
Stock-based compensation expense	3,178	4,297
Issuance of common stock for consulting services	—	112
Changes in operating assets and liabilities:
Accounts receivable	(15)	(434)
Prepaids and other current assets	3,674	3,401
Insurance receivable	(308)	—
Other non-current assets	31	(337)
Accounts payable	805	258
Accrued liabilities	451	(1,298)
Accrued interest	—	79
Other current liabilities	(4)	1
Contract liabilities	115	(648)
Operating lease liability	(625)	(569)
Litigation settlement contingency	526	—
Other non-current liabilities	13	12
Net cash used in operating activities	(6,374)	(33,228)

Cash flows from investing activities:
Purchases of property, machinery and equipment	—	(53)
Proceeds from sale of property, machinery and equipment	—	63
Purchases of intangible assets	(40)	(25)
Net cash used in investing activities	(40)	(15)

Cash flows from financing activities:
Proceeds from issuance of loan payable	350	—
Proceeds from exercise of stock options	—	130
Proceeds from employee stock purchase plan	—	31
Repurchase of Section 16 Officer shares for tax coverage exchange	(3)	(60)
Principal payments on loan payable	(2,319)	(6,298)
Payment of deferred offering costs	—	(121)
Payment for repurchase of common shares	—	(10,000)
Proceeds from issuance of common stock and related warrants	8,000	10,000
Payments for issuance costs related to common stock and related warrants	(829)	(700)
Net cash provided by (used in) financing activities	5,199	(7,018)

Decrease in cash, cash equivalents and restricted cash	(1,215)	(40,261)
Cash, cash equivalents and restricted cash, beginning of period	2,492	62,413
Cash, cash equivalents and restricted cash, end of period	$1,277	$22,152

Supplemental disclosure of non-cash investing and financing activities
Purchases of property, machinery and equipment in accounts payable and accrued expenses at period end	$—	$41
Purchases of intangible assets in accounts payable and accrued expenses at period end	$18	$—
Deferred offering costs in accounts payable and accrued expenses at period end	$—	$16
Supplemental disclosure of cash flow information
Cash paid for interest	$12	$684
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
development of its proprietary technology, and as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net loss of $15.3 million for the six months ended June 30, 2024, and accumulated deficit of $388.4 million as of June 30, 2024. Additionally, the Company used net cash of $6.4 million to fund its operating activities for the six months ended June 30, 2024, and had cash and cash equivalents of $0.9 million as of June 30, 2024.
Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated interim financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the consolidated interim financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated interim financial statements are issued.
In connection with the preparation of the consolidated interim financial statements for the six months ended June 30, 2024, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such consolidated interim financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations, scaling of commercial production, and maintain its existing services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate all opportunities to access additional capital through any available means.
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
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The accompanying interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2024 and December 31, 2023, the results of operations for the three and six months ended June 30, 2024 and 2023, the statement of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. These interim consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2023 and 2022, filed with the SEC in our Annual Report on Form 10-K filed by the Company on June 6, 2024 and Form 10-K/A filed on September 16, 2024.
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
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions. $0.4 million is restricted primarily as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, and is classified as a non-current asset as it will be returned to the Company at the end of the lease which is expected to occur beyond one year from June 30, 2024. In event of default, the landlord can take over the restricted cash from the restricted cash bank account.
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
As of June 30, 2024, and December 31, 2023, the Company had deferred fulfillment and prepaid launch costs of $0.4 million and $1.7 million, respectively, with $0 and $1.3 million recorded within prepaids and other current assets, respectively, and $0.4 million and $0.4 million recorded within other non-current asset, respectively, in our condensed consolidated balance sheets.
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
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the three and six months ended June 30, 2024 the Company recorded $1.2 million and $1.7 million, respectively, of revenue from U.S. Government. There was no revenue from the U.S. Government, during the three and six months ended June 30, 2023.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of June 30, 2024 and December 31, 2023, the Company had customer deposit balances of $1.1 million and $1.0 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of June 30, 2024 and December 31, 2023, are $0.6 million and $1.0 million, respectively, of non-current deposits.
During the six months ended June 30, 2024, the Company recognized $1.7 million of revenue, due to engineering services performed on Space Development Agency agreement, and forfeited customer deposits primarily related to expired options. Of the $1.7 million of revenue recognized, $35 thousand was derived from December 31, 2023 contract liability balance. During the six months ended June 30, 2023, the Company recognized $1.7 million of revenue, due to transportation services performed in Vigoride 5 and Vigoride 6 spaceship launches, on-going hosting services in Vigoride 5, and forfeited customer deposits primarily related to expired options.
The disaggregation of revenue by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Transportation services	$—	$1,305	$—	$1,305
Hosted payload services	—	142	—	142
Forfeited customer deposits	—	258	35	280
Engineering project services	1,209	—	1,687	—
Total revenue	$1,209	$1,705	$1,722	$1,727
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three and six months ended June 30, 2024.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The Company’s stock repurchase agreements with the Co-Founders (see Note 12 for additional information) are recorded as contingent liabilities pursuant to ASC Topic 480, measured at fair value. The stock repurchase agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. The Company paid $10.0 million to satisfy the stock repurchase agreement contingent liabilities during the three months ended March 31, 2023 (see Note 9 for additional information). There were no transfers between levels of input during the three and six months ended June 30, 2024 and 2023.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)
Balance, December 31, 2023	$3
Change in Fair Value	—
Balance, June 30, 2024	$3
Key assumptions for the Black-Scholes model used to determine the fair value of warrants outstanding as of each period end were as follows:

	June 30, 2024	December 31, 2023
Warrant term (years)	2.12	2.61
Volatility	156.93%	113.50%
Risk-free rate	4.57%	4.05%
Dividend yield	0.00%	0.00%
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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the six months ended June 30, 2024, there were no impairments of long-lived assets. See Note 4 and Note 5 for additional information. There were no impairments of long-lived assets in 2023.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the six months ended June 30, 2024.
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
Our chief operating decision maker “CODM” uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States. The company recognized $1.7 million of revenue during the six months ended June 30, 2024, of which 98.0% was derived domestically and 2.0% was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
Recently Issued Accounting Standards
Although there are several new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or results of operations.
In July 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718) (“ASU 2023-03”). This update requires (1) disclosure and presentation of income or loss related to common stock transactions on the face of the income statement, (2) modification of the existing classification and measurement of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
redeemable preferred shares and redeemable equity-classified shares, and (3) modification of accounting treatment for stock-based compensation. The FASB has not set an effective date on ASU 2023-03 and adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2023-03 on its financial statement disclosures.
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

Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid launch costs, current	$—	$1,260
Prepaid research and development	1,973	2,415
Prepaid insurance and other assets	2,866	4,838
Total	$4,839	$8,513
As of June 30, 2024 and December 31, 2023, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $0.4 million and $0.4 million, respectively.
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Computer equipment	$10	$10
Leasehold improvements	2,394	2,394
Machinery and equipment	3,411	3,411
Property, machinery and equipment, gross	5,815	5,815
Less: accumulated depreciation	(2,978)	(2,563)
Property, machinery and equipment, net	$2,837	$3,252

Depreciation expense related to property, machinery and equipment was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively and $0.2 million and $0.4 million for the three and six months ended June 30, 2023. Depreciation expense is recorded within operating expenses.
Note 5. Intangible Assets
Intangible assets, net consisted of the following as of June 30, 2024:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(184)	$279	5.7
Total	$463	$(184)	$279
Intangible assets, net consisted of the following as of December 31, 2023:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$519	$(177)	$341	6.3
Total	$519	$(177)	$341
Amortization expense related to intangible assets was $14 thousand and $29 thousand for the three and six months ended June 30, 2024, respectively, and $14 thousand and $26 thousand for the three and six months ended June 30, 2023, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Intangible Assets (cont.)
As of June 30, 2024, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2024	$26
2025	52
2026	52
2027	52
2028	43
Thereafter	54
Total	$279
Note 6. Leases
The Company leases office space under non-cancellable operating leases. In January 2021, the Company commenced a lease in San Jose, California. The lease expires in February 2028. The Company is obligated to pay approximately $10.5 million over the term of the lease.
The components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$368	$368	$735	$735
Variable lease expense	150	136	300	259
Total lease expense	$518	$504	$1,035	$994
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of June 30, 2024, the weighted-average remaining lease term was 3.7 years and the weighted-average discount rate was 5.6%.
As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2024	$790
2025	1,627
2026	1,674
2027	1,729
2028	297
Total lease payments	6,117
Less: Imputed interest	(611)
Present value of lease liabilities	$5,506
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Legal and other professional services	$3,898	$3,811
Compensation expense	609	392
Research and development projects	247	323
Other accrued liabilities	432	228
Total	$5,186	$4,754

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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was zero  and $45.7 thousand for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively.
In February, 2024, the Company repaid the remaining principal balance of the Term Loan.
Related Party Promissory Notes
On June 21, 2024, the Company issued six promissory notes for an aggregate amount of $500,000 to participating directors and an officer of the Company. The proceeds from the notes were used to pay for employee retention payments, working capital, and general corporate expenses. Each note issued bore an annual interest rate of 5.12% equal to the minimum applicable federal rate published by Internal Revenue Service for June 2024, the minimum rate to avoid imputed federal income liability. Each note held a maturity date of September 30, 2024 and was secured by the Company’s assets. Principal and interest payments were due by the maturity date and the notes would have become immediately due upon the occurrence of certain customary event of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like. As of June 30, 2024, the Company borrowed $350 thousand against the notes. See note 14 for more on Related Party Promissory Notes.
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
The Company received aggregate gross proceeds from the March Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.5 million. Net proceeds of $3.5 million from the March Offering was recorded to additional paid-in-capital. Both the March Pre-Funded Warrants and the March Warrants meet the requirements for equity classification.
The Company estimated the fair value of the March Pre-Funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the March Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

Warrant term (years)	5.00
Volatility	95.00%
Risk-free rate	4.33%
Dividend yield	—%
In connection with the March Offering, the Company also agreed to amend the January Warrants to purchase up to an aggregate of 3,687,000 shares of Class A common stock at an exercise price of $0.96 per share (the “January Modified Warrants”). Prior to amendment, the January Modified Warrants had a termination date of January 17, 2029. Upon shareholder approved amendment, the January Modified Warrants will have a reduced exercise price of $0.74 per share and a termination date of June 28, 2029.
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
Subsequent to the March Offering, during the Six Months Ended June 30, 2024, the Company issued 3,304,280 shares of Class A common stock as a result of all of the March Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
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
The Company received aggregate gross proceeds from the January Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.4 million. Net proceeds of $3.6 million from the January Offering was recorded to additional paid-in-capital. Both the January Pre-Funded Warrants and the January Warrants meet the requirements for equity classification.
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
Subsequent to the January Offering, during the six months ended June 30, 2024, the Company issued 2,787,000 shares of Class A common stock as a result of all of the January Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
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
Public and Private Warrants
As of June 30, 2024, the Company had Public and Private Warrants outstanding to purchase 172,500 shares and 225,450 shares of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $575.00 per share, subject to adjustment, at any time commencing on August 12, 2021. The Public and Private Warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Private Warrants assumed in connection with the Business Combination are accounted for as a derivative liability. The Public Warrants and the legacy outstanding Private Warrants were recorded as equity within the condensed consolidated statements of stockholders’ equity.
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
2021 Equity Incentive Plan
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 119,658 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options, non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board of Directors. During the six months ended June 30, 2024, the shares available for grant under the 2021 Plan increased by 248,508 and 3,912 due to the evergreen provision and forfeitures from both the Initial Plan and the 2018 Plan, respectively. As of June 30, 2024, there were 323,564 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 31,909 shares of Class A common stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 31,909 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the six months ended June 30, 2024, the shares available for issuance under the 2021 ESPP Plan increased by 41,418 due to the evergreen provision. During the six months ended June 30, 2024, there were 0 shares issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $28.3 thousand as of June 30, 2024, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period. As of June 30, 2024, there were 83,373 shares remaining available for issuance.
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
As of June 30, 2024, only RSU grants have been made under the 2022 Plan and there were 108,837 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the six months ended June 30, 2024:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	23,912	$68.39
Forfeitures	(3,912)	11.62
Outstanding as of June 30, 2024	20,000	$79.49	6.9	$—
Exercisable as of June 30, 2024	17,103	$71.44	6.7	$—
Vested and expected to vest as of June 30, 2024	20,000	$79.49	6.9	$—
As of June 30, 2024, there was a total of $0.2 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 0.6 years.
The total intrinsic value of options exercised was $0 during the three and six months ended June 30, 2024, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the six months ended June 30, 2024. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2023	219,720	$86.78
Vested	(36,570)	67.15
Forfeited	(67,371)	49.65
Outstanding as of June 30, 2024	115,779	$114.59
As of June 30, 2024, there was a total of $7.7 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.1 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $52.8 thousand.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development expenses	$297	$681	$224	$1,157
Selling, general and administrative expenses	1,438	1,896	2,954	3,140
Total	$1,735	$2,577	$3,178	$4,297

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Options	$70	$92	$145	$188
RSUs & RSAs	1,665	2,499	3,033	4,099
ESPP	—	(14)	—	10
Total	$1,735	$2,577	$3,178	$4,297
Issuance of Common Stock to Non-employees
During the Six Months Ended June 30, 2023, the Company issued 2,700 shares of the Company’s Class A common stock to a third party consulting firm in exchange for public relations services. The shares were not issued under the equity incentive plans described above. Under the agreement, the shares are contingently forfeitable in the event of early termination by the Company. The shares had an issuance date fair value of $0.1 million to be recorded as consulting expense over the six-month term of the agreement. Related consulting expense of $0.1 million was recognized over the six month term of the agreement. The Company issued no shares to non-employees in the current year.
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
As the Company incurred a net loss for the three and six months ended June 30, 2024 and 2023, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options and unvested stock units outstanding	276,544	291,045	276,544	147,951
Warrants outstanding	14,517,768	629,271	14,517,768	629,271
Contingent Sponsor Earnout Shares	28,750	28,750	28,750	28,750
Total	14,823,062	949,066	14,823,062	805,972
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of June 30, 2024, the Company’s future unconditional purchase obligations are as follows:

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)

(in thousands)
Remainder of 2024	$2,816
2025	2,975
Total	$5,791
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
The Company incurred legal expenses related to these matters of approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively.
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

As described in greater detail in Note 15, on August 26, 2024, an unopposed motion for the preliminary approval of settlement was filed after the Company reached an agreement in principle for a proposed settlement of the above described shareholder derivative litigation. On September 16, 2026, an order preliminarily approving the proposed settlement, subject to further consideration at a November 21, 2024, settlement hearing, was entered in the U.S. District Court for the Northern District of California.
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
Note 13. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2024 respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.
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
Note 15. Subsequent Events
Convertible Promissory Note
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

Tables of Contents
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
September 2024 Securities Purchase Agreement
On September 15, 2024, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to an investor in a private placement transaction (the “September Offering”), (i) pre-funded warrants to purchase 5,000,000 shares of the Company’s Class A common stock at a purchase price of $0.55 per share (the “September Pre-Funded Warrants”), (ii) Class A warrants to purchase 10,000,000 shares of Class A common stock (the “Class A Warrants”), and (iii) Class B warrants to purchase 5,000,000 shares of Class A common stock (the “Class B Warrants” and, collectively with the Class A Warrants, the “September Warrants”).
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

Tables of Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our Annual Report on Form 10-K filed with the SEC on June 6, 2024. This discussion and analysis should also be read together with our financial information for the period ended as of June 30, 2024. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on June 6, 2024, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
During the quarter ended June 30, 2024, the Company recognized $1.2 million of revenue, primarily from the completion of performance obligations on engineering services performed for U.S. government as well as some forfeited customer deposits upon contract expiration and engineering project services.
As of June 30, 2024 we have signed contracts with customers and have collected approximately $1.1 million in customer deposits, $0.6 million of which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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

As of June 30, 2024, we have expensed all research and development costs associated with developing and building our vehicles.
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

Comparison of Financial Results for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Service revenue	$1,209	$1,705	$(496)	(29%)
Cost of revenue	—	388	(388)	(100%)
Gross profit	1,209	1,317	(108)	(8%)

Operating expenses:
Research and development expenses	2,850	10,204	(7,354)	(72%)
Selling, general and administrative expenses	5,323	10,007	(4,684)	(47%)
Total operating expenses	8,173	20,211	(12,038)	(60%)
Loss from operations	(6,964)	(18,894)	11,930	(63%)

Other income (expense), net:
Change in fair value of warrant liability	—	451	(451)	(100%)
Realized loss on disposal of assets	(55)	(17)	(38)	224%
Interest income	4	357	(353)	(99%)
Interest expense	—	(732)	732	(100%)
Other income	(1)	—	(1)	(100%)
Total other income (expense), net	(52)	59	(111)	(188%)
Net loss	$(7,016)	$(18,835)	$11,819	(63%)
Service revenue
The revenue recognized during the three months ended June 30, 2024 was primarily driven by engineering services in relation with fulfillment of performance obligations in SDA agreement. The Company recognized $1.2 million of revenue.
During the three months ended June 30, 2023, the Company recognized $1.7 million of revenue, primarily from the completion of performance obligation in connection with the Vigoride 5 and Vigoride 6 missions as well as some forfeited customer deposits upon contract expiration.
Cost of revenue
The costs associated with performing engineering service were expensed in research and development operating expenses during the three months ended June 30, 2024.
The cost of revenue during the three months ended June 30, 2023 consists primarily of expenses associated with the cost of the orbital service vehicle and third-party launch costs. Until the orbital service vehicle design is completed and released for production, the cost of these orbital service vehicles is being expensed as research and development costs as materials and services are received. The current design and technology allow for a single use of the orbital service vehicle.
Research and development expenses
Research and development expenses decreased from $10.2 million in the three months ended June 30, 2023 to $2.9 million in the three months ended June 30, 2024. The decrease was mostly headcount driven whereas payroll related cost went down by a $3.0 million including a decrease of $0.4 million in non-cash stock based compensation. Subcontractor costs and other overhead costs also decreased by $1.8 million and $1.4 million, respectively. Additionally, there was a $1.0 million decrease in spending on materials and a $0.1 million decrease in information technology and facilities expense.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $10.0 million in the three months ended June 30, 2023 to $5.3 million in the three months ended June 30, 2024. Payroll costs decreased by $1.8 million inclusive of a decrease of $0.5 million in non-cash stock based compensation. NSA compliance spending decreased by $0.4 million and SEC and legal services expenses decreased by $1.6 million. Consulting and other professional services and other general corporate expenses decreased by $0.8 million and $0.1 million, respectively.

Change in fair value of warrant liability
For both the three months ended June 30, 2024 and 2023, the decrease of $0.5 million in the calculated fair value of the Company’s outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.
Realized loss on disposal of assets
Realized loss on disposal of assets in the three months ended June 30, 2024 and 2023, was immaterial.
Interest income
Interest income decreased from $0.4 million for three months ended June 30, 2023 to $4 thousand for the three months ended June 30, 2024 as the Company invested less money market funds given liquidity constrains.
Interest expense
Interest expense decreased from $0.7 million of cash and amortization interest for the three months ended June 30, 2023 to $0 interest for the three months ended June 30, 2024 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.
Other income
Other income during the three months ended June 30, 2024 and 2023, was immaterial.
Comparison of Financial Results for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Service revenue	$1,722	$1,727	$(5)	—%
Cost of revenue	—	388	(388)	(100%)
Gross profit	1,722	1,339	383	29%

Operating expenses:
Research and development expenses	5,526	20,323	(14,797)	(73%)
Selling, general and administrative expenses	11,487	20,277	(8,790)	(43%)
Total operating expenses	17,013	40,600	(23,587)	(58%)
Loss from operations	(15,291)	(39,261)	23,970	(61%)

Other income (expense), net:
Change in fair value of warrant liability	—	338	(338)	(100%)
Realized loss on disposal of assets	(55)	(17)	(38)	224%
Interest income	22	912	(890)	(98%)
Interest expense	(57)	(1,652)	1,595	(97%)
Other income	52	20	32	160%
Total other income (expense), net	(38)	(399)	361	(90%)
Net loss	$(15,329)	$(39,660)	24,331	(61%)
Service revenue
The revenue recognized during the six months ended June 30, 2024 was primarily driven by engineering services performed for Space Development Agency agreement resulting in revenue recognition as well as $1.7 million of engineering services for the Space Development Agency.
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

Cost of revenue
The costs associated with performing engineering service were expensed in research and development operating expenses during six months ended June 30, 2024.
The cost of revenue during the six months ended June 30, 2023 consists primarily of expenses associated with the cost of the orbital service vehicle and third-party launch costs. Until the orbital service vehicle design is completed and released for production, the cost of these orbital service vehicles is being expensed as research and development costs as materials and services are received. The current design and technology allow for a single use of the orbital service vehicle.
Research and development expenses
Research and development expenses decreased from $20.3 million in the six months ended June 30, 2023 to $5.5 million in the six months ended June 30, 2024. The decrease was primarily due to (i) a $6.1 million reduction in payroll costs due to decreased headcount and related decreases in signing bonuses (ii) a $3.9 million reduction on subcontractor cost, (iii) a $2.0 million reduction in spending on materials and components, (iv) decreases in launch costs of $1.9 million associated with impairment of our Space X and ABL deposits, and amortization of the Vigoride 5 and Vigoride 6 missions, (v) a $0.4 million reduction in allocated information technology and facilities expenses, and (vi) a $0.4 million decrease in other overhead costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $20.3 million in the six months ended June 30, 2023 to $11.5 million in the six months ended June 30, 2024. The decrease is primarily due to (i) a $2.5 million decrease in payroll related expenses inclusive $0.2 million of stock based compensation. The decrease was primarily due to prior year one-time bonuses and executive departures temporarily replaced by consultants (ii) a $2.3 million decrease in legal services expenses followed by (iii) a $0.9 million decrease in NSA compliance spending and (iv) a $0.4 million decrease in SEC compliance spending as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. (v) Non legal professional fees decreased by $2.0 million and other general corporate office expenses (including insurance costs) decreased by $0.8 million partially offset by a $0.1 million increase in IT overhead costs.
Change in fair value of warrant liability
For the six months ended June 30, 2023, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.
Realized loss on disposal of assets
Realized loss on disposal of assets in the six months ended June 30, 2024 and 2023, was immaterial.
Interest income
Interest income decreased from $0.9 million for six months ended June 30, 2023 to $22 thousand for the six months ended June 30, 2024 as the Company invested less in money market funds due to liquidity constrains.
Interest expense
Interest expense decreased from $1.7 million of cash and amortization interest for the six months ended June 30, 2023 to $0.1 million of cash and amortization interest for the six months ended June 30, 2024 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.
Other income
Other income increased from $20.0 thousand for the six months ended June 30, 2023 to $0.1 million six months ended June 30, 2024. The increase was related to the release of interest accrued in relation to the loan during 2023.
Liquidity and Capital Resources
Going Concern

The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $15.3 million for the six months ended June 30, 2024 and had an accumulated deficit of $388.4 million as of June 30, 2024. Additionally, the Company used net cash of $6.4 million to fund its operating activities for the six months ended June 30, 2024, and had cash and cash equivalents of $0.9 million as of June 30, 2024.

In connection with the preparation of the consolidated interim financial statements for the six months ended June 30, 2024, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.

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
Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(6,374)	$(33,228)
Investing activities	(40)	(15)
Financing activities	5,199	(7,018)
Net change in cash, cash equivalents, and restricted cash	$(1,215)	$(40,261)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $6.4 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $3.2 million, were $5.2 million. Professional fees of $3.4 million included $1.9 million in legal fees and $11.9 thousand of costs related to the SEC and NSA topics discussed in Note 12. Office overheads and other general corporate expenses were $3.1 million, which includes insurance costs of $1.0 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $1.1 million. These cash outflows were partially offset by gross profit of $1.7 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the six months ended June 30, 2024. Additionally, the Company had a change in operating assets and liabilities of $4.7 million during the six months ended June 30, 2024.
Net cash used in operating activities for the six months ended June 30, 2023 was $33.2 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus of $1.7 million and stock-based compensation of $4.3 million, were $5.5 million. Research and development activity expenses, including materials, components, and subcontractor costs were $3.6 million. Professional fees of $4.9 million included $0.6 million of costs related to the SEC and NSA topics discussed in Note 12 and legal fees of $2.4 million. Office overheads, other general corporate expenses, and cash interest were $2.0 million, which includes insurance costs of $0.8 million. The Company also incurred launch costs of $0.5 million during the six months ended June 30, 2023, that were amortized in connection with its first launch. The Company additionally had change in cash from changes in operating assets and liabilities of $0.1 million.
Investing Activities
Net cash used in investing activities was $39.9 thousand and $14.7 thousand for the six months ended June 30, 2024 and 2023, respectively, which consisted of purchases of machinery and equipment and intangible assets and proceeds received on the sale of machinery and equipment.
Financing Activities
Net cash provided by financing activities was $5.2 million for the six months ended June 30, 2024, primarily due to gross proceeds of approximately $8.0 million received from the January Offering and March Offering, partially offset by principal repayments of $2.3 million under the Term Loan and $0.8 million in issuance costs related to common stock and related warrants.
Net cash used in financing activities was $7.0 million for the six months ended June 30, 2023, primarily due to principal repayment under the Term Loan.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024, we had cash and cash equivalents of $0.9 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the three and six months ended June 30, 2024. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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