Form 10-Q
period 2024-09-30
Momentus Inc.
filed 2024-11-14
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 25,540,419 shares of Class A common stock as of October 31, 2024.

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

Tables of Contents

ITEM 1. Financial Statements

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$798	$2,118
Insurance receivable	408	100
Prepaids and other current assets	4,187	8,513
Total current assets	5,393	10,731
Property, machinery and equipment, net	2,369	3,252
Intangible assets, net	265	341
Operating lease right-of-use asset	4,488	5,350
Restricted cash, non-current	500	373
Other non-current assets	1,090	602
Total assets	$14,105	$20,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,677	$2,805
Accrued liabilities	3,629	4,754
Loan payable, current	2,337	2,273
Contract liabilities, current	495	—
Operating lease liability, current	1,358	1,268
Litigation settlement contingency	526	—
Other current liabilities	4	9
Total current liabilities	14,026	11,109
Contract liabilities, non-current	1,143	998
Warrant liability	3	3
Operating lease liability, non-current	3,829	4,863
Other non-current liabilities	508	489
Total non-current liabilities	5,483	6,353
Total liabilities	19,509	17,462
Commitments and Contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and 0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 21,625,778 issued and outstanding as of September 30, 2024; 250,000,000 shares authorized and 8,283,865 issued and outstanding as of December 31, 2023	—	—
Class B common stock, $0.00001 par value; 4,312,500 shares authorized and 0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	390,730	376,234
Accumulated deficit	(396,134)	(373,047)
Total stockholders’ equity (deficit)	(5,404)	3,187
Total liabilities and stockholders’ equity (deficit)	$14,105	$20,649
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue	$107	$339	$1,829	$2,066
Cost of revenue	66	119	66	507
Gross profit	41	220	1,763	1,559
Operating expenses:
Research and development expenses	2,205	5,992	7,731	26,315
Selling, general and administrative expenses	5,429	9,294	16,916	29,571
Total operating expenses	7,634	15,286	24,647	55,886
Loss from operations	(7,593)	(15,066)	(22,884)	(54,327)
Other income (expense), net:
Change in fair value of warrant liability	—	221	—	559
Realized loss on disposal of assets	(133)	—	(188)	(17)
Interest income	2	216	24	1,128
Interest expense	(43)	(530)	(100)	(2,182)
Other income	9	—	61	20
Total other income (expense), net	(165)	(93)	(203)	(492)
Loss before income taxes	(7,758)	(15,159)	(23,087)	(54,819)
Net loss	$(7,758)	$(15,159)	$(23,087)	$(54,819)
Net loss per share, basic and diluted	$(0.45)	$(7.20)	$(1.49)	$(28.45)
Net loss per share, fully diluted	$(0.45)	$(7.20)	$(1.49)	$(28.45)
Weighted average shares outstanding, basic and diluted	17,357,896	2,106,707	15,514,688	1,927,049
Weighted average shares outstanding, fully diluted	17,357,896	2,106,707	15,514,688	1,927,049
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance, December 31, 2023	8,283,865	$—	$376,234	$(373,047)	$3,187
Issuance of common stock upon vesting of RSUs	36,570	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(5,937)	—	(3)	—	(3)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,443	—	1,443
Issuance of common stock and related warrants in registered offering, net of issuance costs	2,220,000	—	7,171	—	7,171
Issuance of common stock upon exercise of pre-funded warrants	6,091,280	—	—	—	—
Net loss	—	—	—	(8,313)	(8,313)
Balance, March 31, 2024	16,625,778	$—	$384,845	$(381,360)	$3,485
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,735	—	1,735
Net loss	—	—	—	(7,016)	(7,016)
Balance, June 30, 2024	16,625,778	$—	$386,580	$(388,376)	$(1,796)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,707	—	1,707
Issuance of pre-funded warrants and warrants in private placement, net of issuance costs	—	—	2,443	—	2,443
Issuance of common stock upon exercise of pre-funded warrants	5,000,000	—	—	—	—
Net loss	—	—	—	(7,758)	(7,758)
Balance, September 30, 2024	21,625,778	$—	$390,730	$(396,134)	$(5,404)
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
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
The accompanying notes are an integral part of these consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,087)	$(54,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657	667
Amortization of debt discount and issuance costs	88	1,182
Amortization of right-of-use asset	862	812
Change in fair value of warrant liability	—	(559)
Loss on disposal of fixed and intangible assets	188	17
Stock-based compensation expense	4,885	6,453
Issuance of common stock for consulting services	—	112
Changes in operating assets and liabilities:
Accounts receivable	—	(44)
Prepaids and other current assets	4,326	(297)
Insurance receivable	(308)	—
Other non-current assets	(487)	2,644
Accounts payable	2,872	278
Accrued liabilities	(1,105)	(610)
Accrued interest	—	118
Other current liabilities	(6)	(2)
Contract liabilities	640	(1,098)
Operating lease liability	(944)	(859)
Litigation settlement contingency	526	—
Other non-current liabilities	19	18
Net cash used in operating activities	(10,874)	(45,987)

Cash flows from investing activities:
Purchases of property, machinery and equipment	—	(94)
Proceeds from sale of property, machinery and equipment	135	113
Purchases of intangible assets	(41)	(26)
Net cash provided by (used in) investing activities	94	(7)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,295	—
Proceeds from exercise of stock options	—	130
Proceeds from employee stock purchase plan	—	31
Repurchase of Section 16 Officer shares for tax coverage exchange	(3)	(87)
Principal payments on loan payable	(2,319)	(9,592)
Payment of deferred offering costs	—	(252)
Payment for repurchase of common shares	—	(10,000)
Proceeds from issuance of common stock and related warrants	10,750	15,000
Payments for issuance costs related to common stock and related warrants	(1,137)	(1,135)
Net cash provided by (used in) financing activities	9,586	(5,905)

Decrease in cash, cash equivalents and restricted cash	(1,194)	(51,899)
Cash, cash equivalents and restricted cash, beginning of period	2,492	62,413
Cash, cash equivalents and restricted cash, end of period	$1,298	$10,514

Supplemental disclosure of non-cash investing and financing activities
Purchases of intangible assets in accounts payable and accrued expenses at period end	$20	$5
Issuance costs related to warrant modification	$1,272	$648
Issuance costs related to Placement Agent Warrants	$135	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$12	$882
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
development of its proprietary technology, and as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net loss of $23.1 million for the nine months ended September 30, 2024, and accumulated deficit of $396.1 million as of September 30, 2024. Additionally, the Company used net cash of $10.9 million to fund its operating activities for the nine months ended September 30, 2024, and had cash and cash equivalents of $0.8 million as of September 30, 2024.
Pursuant to the requirements of ASC Sub-Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated interim financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the consolidated interim financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated interim financial statements are issued.
In connection with the preparation of the consolidated interim financial statements for the nine months ended September 30, 2024, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such consolidated interim financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations, scaling of commercial production, and maintain its existing services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate all opportunities to access additional capital through any available means.
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
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The accompanying interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2024 and December 31, 2023, the results of operations for the three and nine months ended September 30, 2024 and 2023, the statement of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. These interim consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2023 and 2022, filed with the SEC in our Annual Report on Form 10-K filed by the Company on June 6, 2024 and Form 10-K/A filed on September 16, 2024.
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
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions. As of September 30, 2024 and December 31, 2023, the Company maintained accrued restricted cash of $0.5 million and restricted cash of $0.4 million, respectively, primarily as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, which is classified as a non-current asset as it will be returned to the Company at the end of the lease which is expected to occur beyond one year from September 30, 2024. In the event of default, the landlord can take over the restricted cash from the restricted cash bank account.
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
As of September 30, 2024, and December 31, 2023, the Company had deferred fulfillment and prepaid launch costs of $1.0 million and $1.7 million, respectively, with $0 and $1.3 million recorded within prepaids and other current assets, respectively, and $1.0 million and $0.4 million recorded within other non-current asset, respectively, in our condensed consolidated balance sheets.
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
In accordance with ASC Sub-Topic 350-40, Intangibles, the Company presents capitalized implementation costs for cloud computing arrangements within prepaid and other current assets, and other non-current assets to properly present the capitalized costs with their related subscription fees.
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
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the three and nine months ended September 30, 2024 the Company recorded $0.1 million and $1.8 million, respectively, of revenue from U.S. Government. The Company generated no revenue from the U.S. Government, during the three and nine months ended September 30, 2023.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of September 30, 2024 and December 31, 2023, the Company had customer deposit balances of $1.6 million and $1.0 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of September 30, 2024 and December 31, 2023, are $1.1 million and $1.0 million, respectively, of non-current deposits.
During the nine months ended September 30, 2024, the Company recognized $1.8 million of revenue, due to engineering services performed on Space Development Agency agreement, and forfeited customer deposits primarily related to expired options. Of the $1.8 million of revenue recognized, $35 thousand was derived from December 31, 2023 contract liability balance. During the nine months ended September 30, 2023, the Company recognized $2.1 million of revenue, due to transportation services performed in Vigoride 5 and Vigoride 6 spaceship launches, on-going hosting services in Vigoride 5, and forfeited customer deposits primarily related to expired options.
The disaggregation of revenue by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Transportation services	$—	$—	$—	$1,305
Hosted payload services	—	284	—	426
Forfeited customer deposits	—	55	35	335
Engineering project services	107	—	1,794	—
Total revenue	$107	$339	$1,829	$2,066
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three and nine months ended September 30, 2024.
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
The Company’s stock repurchase agreements with the Co-Founders (see Note 12 for additional information) are recorded as contingent liabilities pursuant to ASC Topic 480, measured at fair value. The stock repurchase agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. The Company paid $10.0 million to satisfy the stock repurchase agreement contingent liabilities during the three months ended March 31, 2023 (see Note 9 for additional information). There were no transfers between levels of input during the three and nine months ended September 30, 2024 and 2023.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)
Balance, December 31, 2023	$3
Change in Fair Value	—
Balance, September 30, 2024	$3
Key assumptions for the Black-Scholes model used to determine the fair value of warrants outstanding as of each period end were as follows:

	September 30, 2024	December 31, 2023
Warrant term (years)	1.87	2.61
Volatility	177.23%	113.50%
Risk-free rate	3.70%	4.05%
Dividend yield	0.00%	0.00%
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the nine months ended September 30, 2024, there were no impairments of long-lived assets. See Note 4 and Note 5 for additional information. There were no impairments of long-lived assets in nine months ended September 30, 2023.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the nine months ended September 30, 2024.
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
Our chief operating decision maker “CODM” uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States. The company recognized $1.8 million of revenue during the nine months ended September 30, 2024, of which 98.1% was derived domestically and 1.9% was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-06, Disaggregation of Income Statement Expenses (DISE), (“ASU 2024-06”) that requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-06 will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact of ASU 2024-06 will have on its consolidated interim financial statements and related disclosures.
In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718) (“ASU 2023-03”). This update requires (1) disclosure and presentation of income or loss related to common stock transactions on the face of the income statement, (2) modification of the existing classification and measurement of redeemable preferred shares and redeemable equity-classified shares, and (3) modification of accounting treatment for stock-based compensation. The FASB has not set an effective date on ASU 2023-03 and adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2024-06 on its consolidated interim financial statement disclosures.
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
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid launch costs, current	$—	$1,260
Prepaid research and development	1,655	2,415
Prepaid insurance and other assets	2,532	4,838
Total	$4,187	$8,513
As of September 30, 2024 and December 31, 2023, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $1.0 million and $0.4 million, respectively.
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Computer equipment	$10	$10
Leasehold improvements	2,391	2,394
Machinery and equipment	2,839	3,411
Property, machinery and equipment, gross	5,240	5,815
Less: accumulated depreciation	(2,871)	(2,563)
Property, machinery and equipment, net	$2,369	$3,252

Depreciation expense related to property, machinery and equipment was $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively and $0.2 million and $0.6 million for the three and nine months ended September 30, 2023. Depreciation expense is recorded within operating expenses. During three months ended September 30, 2024, the Company sold machinery and equipment with an original cost of $0.6 million and net book value of $0.3 million and received $0.1 million in proceed from said sale.
Note 5. Intangible Assets
Intangible assets, net consisted of the following as of September 30, 2024:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$462	$(197)	$265	5.5
Total	$462	$(197)	$265
Intangible assets, net consisted of the following as of December 31, 2023:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$519	$(177)	$341	6.3
Total	$519	$(177)	$341

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Intangible Assets (cont.)
Amortization expense related to intangible assets was $13 thousand and $42 thousand for the three and nine months ended September 30, 2024, respectively, and $13 thousand and $40 thousand for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2024	$13
2025	52
2026	52
2027	52
2028	44
Thereafter	52
Total	$265
Note 6. Leases
The Company leases office space under non-cancellable operating leases. In January 2021, the Company commenced a lease in San Jose, California. The lease expires in February 2028. The Company is obligated to pay approximately $10.5 million over the term of the lease.
The components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$368	$368	$1,103	$1,103
Variable lease expense	150	136	450	394
Total lease expense	$518	$504	$1,553	$1,497
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of September 30, 2024, the weighted-average remaining lease term was 3.4 years and the weighted-average discount rate was 5.6%.
As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2024	$395
2025	1,627
2026	1,674
2027	1,729
2028	297
Total lease payments	5,722
Less: Imputed interest	(535)
Present value of lease liabilities	$5,187

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Legal and other professional services	$2,090	$3,811
Compensation expense	341	392
Research and development projects	11	323
Other accrued liabilities	1,187	228
Total	$3,629	$4,754
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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization was zero  and $45.7 thousand for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2023, respectively.
In February, 2024, the Company repaid the remaining principal balance of the Term Loan.
Convertible Promissory Note
On July 12, 2024, the Company and Space Infrastructure Ventures (“SIV”) entered into a secured convertible promissory note (the “July Convertible Note”) pursuant to which the Company borrowed $2.3 million as of September 26, 2024. The July Convertible Note bears an annual interest rate of 15%. Principal on the July Convertible Note is to be re-paid in four equal payments on a quarterly basis, commencing on December 1, 2024, and maturing on September 1, 2025, at which time all accrued interest is due.
Amounts borrowed under the July Convertible Note are secured by a lien on substantially all of the assets of the Company. In lieu of cash payments of accrued interest, SIV, in its sole discretion, may elect to receive shares of Class A common stock at a conversion price of $0.53 per share. On the maturity date, subject to the satisfaction of applicable legal and regulatory conditions, all outstanding obligations under the Convertible Note automatically convert into Class A common stock at the conversion price.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
The July Convertible Note requires SIV’s consent to take certain actions, such as increasing compensation, purchasing assets, extending financing, making capital expenditures, repaying debts outside the ordinary course of business or investing in any entity or enterprise.
The July Convertible Note can be prepaid in full at any time, subject to a prepayment penalty fee of 10%. The July Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of Momentus. Contingent interest related these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“Default Interest Derivative”). The Default Interest Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of both the issuance date and September 30, 2024, the Default Interest Derivative was valued at zero. During the three months ended September 30, 2024, there were no mark-to-market adjustments recorded through earnings.
Note 9. Stockholders' Equity (Deficit)
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
September 2024 Securities Purchase Agreement
On September 15, 2024, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to an investor in a private placement transaction (the “September Offering”), (i) pre-funded warrants (the “September Pre-Funded Warrants”) to purchase 5,000,000 shares of the Company’s Class A common stock at a purchase price of $0.55 per share, (ii) Class A warrants to purchase 10,000,000 shares of Class A common stock (the “Class A Warrants”), and (iii) Class B warrants to purchase 5,000,000 shares of Class A common stock (the “Class B Warrants” and, collectively with the Class A Warrants, the “September Warrants”).
The September Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after issuance, and will not expire until exercised. The September Warrants have an exercise price per share of Class A common stock equal to $0.575 per share. The Class A Warrants will expire on March 17, 2030, and the Class B Warrants will expire on March 17, 2026. The exercise price and the number of shares of Class A common stock issuable upon exercise of the September Warrants is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Class A common stock. The investor may not exercise the September Warrants until 6 months after the original issuance date of the September Warrants. The September Offering closed on September 17, 2024.
The Company received aggregate gross proceeds from the September Offering of approximately $2.8 million, before deducting estimated placement agent commissions and expenses of $0.3 million. Net proceeds of $2.4 million from the September Offering was recorded to additional paid-in-capital. Both the September Pre-Funded Warrants and the September Warrants meet the requirements for equity classification.
In connection with the September Offering, the Company entered into a Placement Agency Agreement on September 15, 2024, with the agency which assisted with the transaction. The Company paid a cash placement agent

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
commission equal to 7.0% of gross proceeds from the September Offering and issued warrants (the “Placement Agent Warrants”) to purchase 500,000 shares of Class A common stock at an exercise price of $0.6325, exercisable commencing on or after March 14, 2025. One half of the Placement Agent Warrants have a term of 18 months from the date of issuance and the other half have a term of five years from the date of issuance. The $0.1 million fair value of the Placement Agent Warrants was accounted for as an additional equity issuance cost for the September Offering, which was recorded to additional paid-in-capital.
The Company estimated the fair value of the September Pre-Funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the September Warrants and the Placement Agent using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

	Class A Warrants	Class B Warrants	Placement Agent Warrants
Warrant term (years)	5.50	1.50	1.49
Volatility	97.50%	97.50%	97.50%
Risk-free rate	3.46%	3.79%	3.79%
Dividend yield	—%	—%	—%
During the three months ended September 30, 2024, the Company issued 5,000,000 shares of Class A common stock as a result of the exercise of the September Pre-Funded Warrants.
March 2024 Securities Purchase Agreement
On March 4, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “March Offering”), (i) an aggregate of 1,320,000 shares of the Company’s Class A common stock at a purchase price of $0.87 per share, and (ii) pre-funded warrants (the “March Pre-Funded Warrants”) to purchase 3,304,280 shares of the Company’s Class A common stock and (iii) warrants to purchase 4,624,280 shares of Class A Stock (the “March Warrants”).
The purchase price of each March Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the March Offering minus $0.00001. The March Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The March Warrants have an exercise price per share of Class A common stock equal to $0.74 per share and will expire five years from the date of issuance. The March Offering closed on March 7, 2024.
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
In connection with the March Offering, the Company also agreed to amend the January Warrants to purchase up to an aggregate of 3,687,000 shares of Class A common stock at an exercise price of $0.96 per share (the “January Modified Warrants”). Prior to amendment, the January Modified Warrants had a termination date of January 17,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
2029. Upon shareholder approval of the amendment, the January Modified Warrants had a reduced exercise price of $0.74 per share and a termination date of June 28, 2029.
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
Subsequent to the March Offering, during the nine months ended September 30, 2024, the Company issued 3,304,280 shares of Class A common stock as a result of all of the March Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
January 2024 Securities Purchase Agreement
On January 12, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “January Offering”), (i) an aggregate of 900,000 shares of the Company’s Class A common stock at a purchase price of $1.09 per share, (ii) pre-funded warrants (the “January Pre-Funded Warrants”) to purchase 2,787,000 shares of the Company’s Class A common stock and (iii) warrants to purchase 3,687,000 shares of Class A common stock (the “January Warrants”).
The purchase price of each January Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the January Offering minus $0.00001. The January Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The January Warrants have an exercise price per share of Class A common stock equal to $0.96 per share and will expire five years from the date of issuance. The January Offering closed on January 17, 2024.
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
In connection with the January Offering, the Company also agreed, subject to certain conditions and procedures, to amend each of the warrants issued in November 2023 to purchase up to an aggregate of 5,808,538 shares of Class A common stock at an exercise price of $3.86 per share (the “November Modified Warrants”). Prior to amendment, the November Modified Warrants had a termination date of November 9, 2028. The November Modified Warrants were amended on May 9, 2024, to have a reduced exercise price of $0.54 per share and a termination date of May 9, 2029.
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
Note 9. Stockholders' Equity (Deficit) (cont.)
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
Subsequent to the January Offering, during the nine months ended September 30, 2024, the Company issued 2,787,000 shares of Class A common stock as a result of all of the January Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
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
Public and Private Warrants
As of September 30, 2024, the Company had Public and Private Warrants outstanding to purchase 172,500 shares and 225,450 shares of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $575.00 per share, subject to adjustment, at any time commencing on August 12, 2021. The Public and Private Warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
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
2021 Equity Incentive Plan
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 119,658 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options, non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board of Directors. During the nine months ended September 30, 2024, the shares available for grant under the 2021 Plan increased by 248,508 and 4,502 due to the evergreen provision and forfeitures from both the Initial Plan and the 2018 Plan, respectively. As of September 30, 2024, there were 324,302 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 31,909 shares of Class A common stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 31,909 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the nine months ended September 30, 2024, the shares available for issuance under the 2021 ESPP Plan increased by 41,418 due to the evergreen provision. During the nine months ended September 30, 2024, there were 0 shares issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $4 thousand as of September 30, 2024, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period. As of September 30, 2024, there were 83,354 shares remaining available for issuance.
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
As of September 30, 2024, only RSU grants have been made under the 2022 Plan and there were 115,036 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the nine months ended September 30, 2024:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	23,912	$68.39
Forfeitures	(4,502)	11.96
Outstanding as of September 30, 2024	19,410	$81.48	6.6	$—
Exercisable as of September 30, 2024	17,478	$76.44	6.5	$—
Vested and expected to vest as of September 30, 2024	19,410	$81.48	6.6	$—
As of September 30, 2024, there was a total of $0.1 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 0.4 years.
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the nine months ended September 30, 2024. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2023	219,720	$86.78
Vested	(36,570)	67.15
Forfeited	(73,718)	47.72
Outstanding as of September 30, 2024	109,432	$119.66
As of September 30, 2024, there was a total of $5.9 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 0.8 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $36.9 thousand.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development expenses	$275	$472	$499	$1,629
Selling, general and administrative expenses	1,432	1,684	4,386	4,824
Total	$1,707	$2,156	$4,885	$6,453

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Options	$71	$81	$216	$269
RSUs & RSAs	1,636	2,068	4,669	6,167
ESPP	—	7	—	17
Total	$1,707	$2,156	$4,885	$6,453
Issuance of Common Stock to Non-employees
During the nine months ended September 30, 2023, the Company issued 2,700 shares of the Company’s Class A common stock to a third party consulting firm in exchange for public relations services. The shares were not issued under the equity incentive plans described above. Under the agreement, the shares are contingently forfeitable in the event of early termination by the Company. The shares had an issuance date fair value of $0.1 million to be recorded as consulting expense over the six-month term of the agreement. Related consulting expense of $0.1 million was recognized over the six month term of the agreement. The Company issued no shares to non-employees in the current year.
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
As the Company incurred a net loss for the three and nine months ended September 30, 2024 and 2023, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options and unvested stock units outstanding	106,097	296,861	145,073	235,736
Warrants outstanding	30,017,768	629,271	30,017,768	629,271
Convertible promissory notes	4,339,623	—	4,339,623	—
Contingent Sponsor Earnout Shares	28,750	28,750	28,750	28,750
Total	34,492,238	954,882	34,531,214	893,757
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
and minimum purchases stipulated. As of September 30, 2024, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2024	$2,291
2025	2,975
Total	$5,266
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
The Company incurred legal expenses related to these matters of approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.
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
Indemnification Claims
On July 31, 2024, certain former employees of the Company obtained a legal judgment in the amount of $0.5 million inclusive of interest and expenses related to claims for the advancement and reimbursement of certain legal expenses of the former employees. The Company paid the former employees $0.5 million in September 2024.
Shareholder Derivative Litigation (Hanna, Lindsey, and Rivlin)
The plaintiffs have moved for final approval of the proposed settlement to resolve all three actions. This settlement approval motion is currently scheduled for a hearing on November 21, 2024, in the Hanna case (U.S.D.C., Northern District of California). To date, the parties have not received any objection to the settlement or any opposition to the motion for final settlement approval.
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
Note 13. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2024 respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.
Note 14. Related Party Transactions
Related Party Promissory Notes
On June 21, 2024, the Company issued six promissory notes for an aggregate amount of $0.5 million to participating directors and an officer of the Company. The proceeds from the notes were used to pay for employee retention payments, working capital, and general corporate expenses. Each note issued bore an annual interest rate of 5.12% equal to the minimum applicable federal rate published by the Internal Revenue Service for June 2024. Each note held a maturity date of September 30, 2024 and was secured by the Company’s assets. Principal and interest payments were due by the maturity date and the notes would have become immediately due upon the occurrence of certain customary event of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like. On September 12, 2024, the six promissory notes were repaid in full to the participating directors and officer of the Company.

Note 15. Subsequent Events
Convertible Promissory Note
On October 24, 2024, the Company and SIV, entered into a secured convertible promissory note (the “October Convertible Note”) pursuant to which the Company may borrow up to $3.0 million in two tranches, consisting of (i) an initial loan in the principal amount of $2.0 million, and (ii) up to an additional $1.0 million in principal amount which may be borrowed from December 22, 2024 through February 14, 2025. Borrowings under the October Convertible Note bear interest at 15% per annum. The October Convertible Note has a maturity date of October 24, 2025, at which time all principal and accrued interest is due.
Amounts borrowed under the October Convertible Note are secured by a lien on substantially all of the assets of the Company. At any time after the date that is six months after the original issuance date of the October Convertible Note, SIV, in its sole discretion, may convert some or all of the outstanding obligations under the October Convertible Note into shares of Class A common stock at a conversion price of $0.53 per share.
In addition to the October Convertible Note, the Company agreed to issue to SIV warrants to purchase up to 5,668,934 shares of common stock with an exercise price of $0.53 per share (the “SIV Warrants”). SIV may not exercise the SIV Warrants prior to April 24, 2025, and the SIV Warrants will expire April 24, 2030.
Neither the October Convertible Note nor the SIV Warrants can be converted or exercised if it would cause the aggregate number of shares of common stock beneficially owned by SIV to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion or exercise, as applicable. Conversion of the October Convertible Note and exercise of the SIV Warrants is also subject to compliance with applicable Nasdaq rules, and if shareholder approval is required the Company will use commercially reasonable efforts to obtain such approval.
The October Convertible Note requires SIV’s consent to take certain actions, such as purchasing assets outside the ordinary course of business, extending financing, making capital expenditures in excess of $0.1 million, repaying debts outside the ordinary course of business or investing in any entity or enterprise.
The October Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The October Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of the Company.

Tables of Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our Annual Report on Form 10-K filed with the SEC on June 6, 2024. This discussion and analysis should also be read together with our financial information for the period ended as of September 30, 2024. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: "Risk Factors," in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on June 6, 2024, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
During the quarter ended September 30, 2024, the Company recognized $0.1 million of revenue, primarily from the completion of performance obligations on engineering services performed for U.S. government and engineering project services.
As of September 30, 2024 we have signed contracts with customers and have collected approximately $1.6 million in customer deposits, $1.1 million of which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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
Cost of Revenue
Cost of revenue consists primarily of expenses associated with third-party launch costs and direct headcount cost related to the engineering project. Development of the orbital service vehicles is part of the Company’s technology roadmap. Therefore, to date, the cost of these orbital service vehicles has been expensed as research and development costs as materials and services are received. The current design and technology allow for a single use of the orbital service vehicle.
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
As of September 30, 2024, we have expensed all research and development costs associated with developing and building our vehicles.
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
Realized loss on disposal of assets
Realized loss on disposal of assets consists of disposals of machinery and equipment with carrying values in excess of proceeds received, if any.
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

Comparison of Financial Results for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Service revenue	$107	$339	$(232)	(68%)
Cost of revenue	66	119	(53)	(45%)
Gross profit	41	220	(179)	(81%)

Operating expenses:
Research and development expenses	2,205	5,992	(3,787)	(63%)
Selling, general and administrative expenses	5,429	9,294	(3,865)	(42%)
Total operating expenses	7,634	15,286	(7,652)	(50%)
Loss from operations	(7,593)	(15,066)	7,473	(50%)

Other income (expense), net:
Change in fair value of warrant liability	—	221	(221)	(100%)
Realized loss on disposal of assets	(133)	—	(133)	(100%)
Interest income	2	216	(214)	(99%)
Interest expense	(43)	(530)	487	(92%)
Other income	9	—	9	100%
Total other income (expense), net	(165)	(93)	(72)	77%
Net loss	$(7,758)	$(15,159)	$7,401	(49%)
Service revenue
During the three months ended September 30, 2024 The Company recognized $0.1 million of revenue, primarily driven by engineering services in relation to the fulfillment of performance obligations in the Defense Advanced Research Project Agency agreement (“DARPA Agreement”).
During the three months ended September 30, 2023, the Company recognized $0.3 million of revenue, primarily from the completion of performance obligation in connection with the Vigoride 5 and Vigoride 6 missions as well as some forfeited customer deposits upon contract expiration.
Cost of revenue
The costs associated with performing engineering service in relation to the DARPA Agreement were capitalized in cost of revenue. We tracked the individual hours worked in the project and allocated the portion of headcount cost from research and development operating expenses to cost of revenue during the three months ended September 30, 2024.
The cost of revenue during the three months ended September 30, 2023 consists primarily of expenses associated with the cost of the orbital service vehicle and third-party launch costs. Until the orbital service vehicle design is completed and released for production, the cost of these orbital service vehicles is being expensed as research and development costs as materials and services are received. The current design and technology allow for a single use of the orbital service vehicle.
Research and development expenses
Research and development expenses decreased from $6.0 million in the three months ended September 30, 2023 to $2.2 million in the three months ended September 30, 2024. The decrease was mostly headcount driven whereas payroll related cost went down by a $2.5 million including a decrease of $0.2 million in non-cash stock based compensation. Subcontractor costs decreased by $1.0 million. Additionally, there was a $0.1 million decrease in spending on materials and a $0.1 million decrease in information technology and facilities expense.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $9.3 million in the three months ended September 30, 2023 to $5.4 million in the three months ended September 30, 2024. Payroll costs decreased by $1.2 million inclusive of a decrease of $0.3 million in non-cash stock based compensation. NSA compliance spending decreased by $0.2 million and SEC and legal services expenses decreased by $1.7 million. Consulting and other professional services and other general corporate expenses decreased by $0.7 million and $0.1 million, respectively.
Change in fair value of warrant liability
For both the three months ended September 30, 2024 and 2023, the decrease of $0.2 million in the calculated fair value of the Company’s outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.
Realized loss on disposal of assets
Realized loss on disposal of assets in the three months ended September 30, 2024 was $0.1 million while in 2023, was zero.
Interest income
Interest income decreased from $0.2 million for three months ended September 30, 2023 to $2 thousand for the three months ended September 30, 2024 as the Company invested less money market funds given liquidity constrains.
Interest expense
Interest expense decreased from $0.5 million of cash and amortization interest for the three months ended September 30, 2023 to $42,500 interest for the three months ended September 30, 2024 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.
Other income
Other income during the three months ended September 30, 2024 and 2023, was immaterial.
Comparison of Financial Results for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Service revenue	$1,829	$2,066	$(237)	(11%)
Cost of revenue	66	507	(441)	(87%)
Gross profit	1,763	1,559	204	13%

Operating expenses:
Research and development expenses	7,731	26,315	(18,584)	(71%)
Selling, general and administrative expenses	16,916	29,571	(12,655)	(43%)
Total operating expenses	24,647	55,886	(31,239)	(56%)
Loss from operations	(22,884)	(54,327)	31,443	(58%)

Other income (expense), net:
Change in fair value of warrant liability	—	559	(559)	(100%)
Realized loss on disposal of assets	(188)	(17)	(171)	1006%
Interest income	24	1,128	(1,104)	(98%)
Interest expense	(100)	(2,182)	2,082	(95%)
Other income	61	20	41	205%
Total other income (expense), net	(203)	(492)	289	(59%)
Net loss	$(23,087)	$(54,819)	31,732	(58%)
Service revenue
Revenue recognized during the nine months ended September 30, 2024 was primarily driven by engineering services performed for the Space Development Agency agreement, resulting in $1.8 million of revenue recognition.

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
Cost of revenue
The costs associated with performing engineering service were expensed in research and development operating expenses during nine months ended September 30, 2024 except for the cost associated with the on-going DARPA Agreement of $0.1 million were classed to cost of revenue.
The cost of revenue during the nine months ended September 30, 2023 consists primarily of expenses associated with the cost of the orbital service vehicle and third-party launch costs. Until the orbital service vehicle design is completed and released for production, the cost of these orbital service vehicles is being expensed as research and development costs as materials and services are received. The current design and technology allow for a single use of the orbital service vehicle.
Research and development expenses
Research and development expenses decreased from $26.3 million in the nine months ended September 30, 2023 to $7.7 million in the nine months ended September 30, 2024. The decrease was primarily due to (i) a $8.6 million reduction in payroll costs due to decreased headcount and related decreases in signing bonuses (ii) a $4.8 million reduction on subcontractor cost, (iii) a $2.1 million reduction in spending on materials and components, (iv) decreases in launch costs of $1.9 million associated with impairment of our Space X and ABL deposits, and amortization of the Vigoride 5 and Vigoride 6 missions, (v) a $0.6 million reduction in allocated information technology and facilities expenses, and (vi) a $0.5 million decrease in other overhead costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $29.6 million in the nine months ended September 30, 2023 to $16.9 million in the nine months ended September 30, 2024. The decrease is primarily due to (i) a $3.8 million decrease in payroll related expenses inclusive $0.4 million of stock based compensation. Factors contributing to the decrease was primarily due to prior year one-time bonuses and executive departures temporarily replaced by consultants (ii) a $3.2 million decrease in legal services expenses followed by (iii) a $1.1 million decrease in NSA compliance spending and (iv) a $1.2 million decrease in SEC compliance spending as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. (v) Non legal professional fees decreased by $2.3 million and other general corporate office expenses (including insurance costs) decreased by $1.3 million partially offset by a $0.2 million increase in IT overhead costs.
Change in fair value of warrant liability
For the nine months ended September 30, 2023, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. See Note 9 for additional information.
Realized loss on disposal of assets
Realized loss on disposal of assets in the nine months ended September 30, 2024 was $0.2 million while 2023, was immaterial.
Interest income
Interest income decreased from $1.1 million for nine months ended September 30, 2023 to $24 thousand for the nine months ended September 30, 2024 as the Company invested less in money market funds due to liquidity constrains.
Interest expense
Interest expense decreased from $2.2 million of cash and amortization interest for the nine months ended September 30, 2023 to $0.1 million of cash and amortization interest for the nine months ended September 30, 2024 due to the application of the effective interest method which results in less cash and amortization interest as the Term Loan approaches maturity. See Note 8 for additional information.
Other income

Other income increased from $20 thousand for the nine months ended September 30, 2023 to $0.1 million nine months ended September 30, 2024. The increase was related to the release of interest accrued in relation to the loan during 2023.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $23.1 million for the nine months ended September 30, 2024 and had an accumulated deficit of $396.1 million as of September 30, 2024. Additionally, the Company used net cash of $10.9 million to fund its operating activities for the nine months ended September 30, 2024, and had cash and cash equivalents of $0.8 million as of September 30, 2024.

In connection with the preparation of the consolidated interim financial statements for the nine months ended September 30, 2024, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.

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
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(10,874)	$(45,987)
Investing activities	94	(7)
Financing activities	9,586	(5,905)
Net change in cash, cash equivalents, and restricted cash	$(1,194)	$(51,899)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $10.9 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $4.9 million, were $7.3 million. Professional fees of $5.1 million included $2.6 million in legal fees discussed in Note 12. Office overheads and other general corporate expenses were $4.4 million, which includes insurance costs of $1.3 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $1.5 million. These cash outflows were partially offset by gross profit of $1.8 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the nine months ended September 30, 2024. Additionally, the Company had a change in operating assets and liabilities of $5.6 million during the nine months ended September 30, 2024.
Net cash used in operating activities for the nine months ended September 30, 2023 was $46.0 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding accrued bonus of $2.6 million and stock-based compensation of $6.5 million, were $5.5 million. Research and development activity expenses, including materials, components, and subcontractor costs were $3.6 million. Professional fees of $4.9 million included $0.6 million of costs related to the SEC and NSA topics discussed in Note 12 and legal fees of $2.4 million. Office overheads, other general corporate expenses, and cash interest were $1.5 million, which includes insurance costs of $0.8 million. The Company also incurred launch costs of $0.5 million during the nine months ended September 30, 2023, that were amortized in connection with its first launch. The Company additionally had change in cash from changes in operating assets and liabilities of $0.9 million.
Investing Activities
Net cash used in investing activities was $94 thousand and $7 thousand for the nine months ended September 30, 2024 and 2023, respectively, which consisted of purchases of machinery and equipment and intangible assets and proceeds received on the sale of machinery and equipment.
Financing Activities
Net cash provided by financing activities was $9.6 million for the nine months ended September 30, 2024, primarily due to gross proceeds of approximately $10.8 million received from the January Offering and March Offering, and $$2.3 million received from SIV partially offset by principal repayments of $2.3 million under the Term Loan and $1.1 million in issuance costs related to common stock and related warrants.
Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2023, primarily due to principal repayment under the Term Loan.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2024, we had cash and cash equivalents of $0.8 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the three and nine months ended September 30, 2024. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Tables of Contents

Exhibit Number	Description of Exhibit
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 16, 2024).
4.2	Form of Class A Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 16, 2024).
4.3	Form of Class B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
4.4*	Secured Convertible Promissory Note, dated July 12, 2024, by and between Space Infrastructures Ventures, LLC and Momentus Inc.
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2024).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Notice of Pendency and Proposed Settlement of Derivative Matters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 26, 2024).
99.2	Stipulation and Agreement of Settlement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 26, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

MOMENTUS INC.

Date: November 14, 2024	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)