Form 10-K
period 2024-12-31
Momentus Inc.
filed 2025-04-01
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Company on December 31, 2024, based on the closing price of $7.93 for shares of our Class A common stock, was approximately $22.0 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 4,777,866 shares of Class A common stock as of March 28, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2024.

Auditor Firm Id:	1596	Auditor Name:	Frank, Rimerman + Co. LLP	Auditor Location:	San Francisco, CA

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”), including, without limitation, statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Generally, statements that are not historical facts, including statements concerning Momentus Inc.’s (the “Company,” “Momentus,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations.
The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to raise additional capital to finance its longer-term business plan; the ability to negotiate and confirm a sale of substantially all of our assets under

Section 363 of the United States Bankruptcy Code (or other plan of reorganization or liquidation); the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellites and satellite components; the ability to market and sell transport services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for small satellites and satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology and Tape Spring Solar Array; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties described under Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward‑looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Item 1A: “Risk Factors” may not be exhaustive.
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
Summary of Risk Factors
Risks Related to the Business and Industry of Momentus
•We may not be able to currently, or in the future, continue as a going concern.
•We will require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
•We have a history of delivering customer satellites using our service vehicles, and setbacks experienced during our demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation and could harm our reputation.
•We may be unable to raise additional capital needed to execute our business plan.
•We may not receive all required governmental licenses and approvals.
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
•We may not be able to convert our customer contracts into revenue.
•Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.

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
•Data breaches or incidents involving our technology could damage our business, reputation and brand and substantially harm our business and results of operations.
•We are highly dependent on our senior management team and other highly skilled personnel.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•Momentus’ ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
•We may in the future be subject to substantial litigation, regulatory actions, government investigations, proceedings and similar actions that could cause us to incur significant legal expenses and which could have a material adverse effect on our business, operating results or financial condition.
•Our restructurings and associated organizational changes may not adequately reduce our expenses, may lead to additional workforce attrition, and may cause operational disruptions.
•The pursuit of additional capital and other strategic alternatives will consume a substantial portion of the time and attention of our management and require additional capital resources which may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.
•In the event we pursue protection under Chapters 7 or 11 of the United States Bankruptcy Code, we will be subject to the risks and uncertainties associated with such proceedings.
•In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.
•We have substantial liquidity needs and may not be able to obtain sufficient liquidity to complete a sale of substantially all of our assets under Section 363 of the United States Bankruptcy Code (or any plan of reorganization or liquidation).
•A default under the lease for our corporate headquarters could result in termination of the lease by the landlord if not cured by the Company.

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
Risks Related to Ownership of our Class A Common Stock
•Our Class A common stock and publicly traded warrants might be delisted from Nasdaq if we are not able to meet the Nasdaq listing standards by April 15, 2025, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital.
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
Overview
Momentus is a U.S. commercial space company that offers satellites, satellite buses, and other satellite components, transportation and infrastructure services, including hosted payloads and other in-orbit services to help enable the commercialization of space. Satellite operators are our principal customers and target customers. Momentus offers satellites and satellite buses and technology designed to meet the specific needs of government and commercial customers.
Corporate History
We were incorporated in the State of Delaware as Stable Road Acquisition Corp. on May 28, 2019. On August 12, 2021, Project Marvel First Merger Sub, Inc., a Delaware corporation and our wholly-owned merger sub (“First Merger Sub”) merged with and into Momentus Inc., a Delaware corporation (“Legacy Momentus”), with Legacy Momentus as the surviving corporation, and immediately following which Legacy Momentus merged with and into Project Marvel Second Merger Sub, LLC, a Delaware limited liability company and our wholly-owned merger sub (“Second Merger Sub”), with Second Merger Sub as the surviving entity (the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from Stable Road Acquisition Corp. to Momentus Inc., and Legacy Momentus changed its name to Momentus Space, LLC.
Prior to the Business Combination, our units, public shares, and public warrants were listed on the Nasdaq under the symbols “SRACU,” “SRAC,” and “SRACW,” respectively. On August 13, 2021, the Company’s Class A common stock and public warrants began trading on the Nasdaq, under the symbols “MNTS” and “MNTSW,” respectively.
Our Products and Services
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
Over the past several years, Momentus has developed other innovative technologies such as our Microwave Electrothermal Thruster (MET) that uses water as its propellant that provides Momentus key advantages to efficiently accomplish missions such as transportation of customer payloads and small satellites to custom orbits. The MET’s water propellant is safe, environmentally-friendly, and easy to transport and handle as it is non-toxic, especially compared to the highly-toxic and difficult to handle propellants commonly used in the space industry. The MET has high specific impulse or ISP, which is a measure of efficiency, making it well-suited for transportation missions with significantly higher thrust than low thrust electric propulsion thrusters. The MET has been successfully demonstrated on orbit and we have matured this technology to Technology Readiness Level 9, the highest level, with hundreds of successful firings in space during our missions. We have designed our satellite buses and Orbital Service Vehicles to use this innovative technology, while also implementing a modular design that enables Momentus to incorporate high-thrust chemical thrusters or electric thrusters instead of the MET for missions with different needs. For example, in proposals for communications satellites in which the satellite is expected to remain largely stationary in a planned orbit with fine movements to point the spacecraft, Momentus has utilized low thrust electric propulsion thrusters in our design as opposed to the MET which offers much higher thrust and advantages to transport payloads over a significant distance efficiently than needed for the communications mission.
Services that we provide or plan to provide include “last mile” satellite transportation, payload‑hosting, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite‑to-satellite service offerings. We believe our planned service offerings will increase deployment options for satellite operators and lower their operating costs relative to traditional approaches while also minimizing environmental impact given our choice of water as a propellant.

We plan to provide these services with Orbital Service Vehicles (“OSVs”) that we design and manufacture. While we plan to eventually operate a family of progressively larger and more capable OSVs, we are currently focused on the first vehicle of the family, Vigoride, which will primarily operate in low-Earth orbit (“LEO”). We believe that Vigoride has the ability to deliver fast, versatile, and cost-effective transportation and infrastructure services to our customers. We conducted our inaugural test and demonstration mission with Vigoride in 2022 as well as two additional test and demonstration missions with Vigoride during 2023. The Company plans to use technological milestones like completion of development of Block 2.2 configuration of the Vigoride OSV, MET propulsion, and TASSA in space, and experience gained in both satellite deployment and hosted payloads as standards to build new OSVs and explore commercial opportunities.
Our transportation service offering focuses on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we partner with leading launch service providers, such as SpaceX to “ride share” our customer’s satellites from Earth to space on a midsized or large rocket. Customer satellites can also be carried aboard small launch vehicles for dedicated missions. Our OSVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe this “hub‑and‑spoke” model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond transportation.
Our OSVs will initially be expendable, meaning they will be used to perform services before they de-orbit themselves upon completion of their first mission. However, our goal is to eventually make our OSVs reusable, or capable of remaining in space to conduct follow-on missions, which has the potential to lower our cost to deliver services to our customers. To achieve reusability, we need to develop additional technologies that will allow our vehicles to locate and navigate to customer satellites in space, physically connect to them, and perform a variety of robotic operations including fluid transfer.
We are also offering variants of our Vigoride OSV to government and commercial customers as a traditional bus manufacture and satellite prime contractor. Vigoride, and its variants, M-500 and M-1000, are being offered to provide payload technology demonstrations as well as forming the space infrastructure backbone for constellations of satellites.
Momentus offers or plans to offer production and operation of small satellites to meet a range of defense, government, and commercial needs such as communications, tracking of missiles, remote sensing, and space domain awareness. There is a growing need for such capabilities for defense, government, and commercial customers. Technologies used to support the Hosted Payload market are directly applicable to offering customer-owned satellites for use in constellations. Momentus is offering high-volume production of buses, based on Vigoride’s technologies, and integrating customer’s unique payloads for a variety of missions ranging from communications to Earth Observation. This market heavily leverages prior investments in satellite technology to access a large and growing market segment.
We are developing our OSVs to provide safe, affordable, reliable, and regular in-space services to our customers, including space transportation, payload hosting, and in-orbit servicing. We have designed our Vigoride vehicle to deliver small customer payloads anywhere in LEO. However, we also plan to design and produce larger vehicles and satellite buses to carry larger payloads to more distant orbits such as GEO.
We currently plan to offer the following infrastructure services to the space economy:
•Satellites and Constellation Bus: Momentus offers or plans to offer production and operation of small satellites to meet a range of defense, government, and commercial needs such as communications, tracking of missiles, remote sensing, and space domain awareness. There is a growing need for such capabilities for defense, government, and commercial customers. Technologies used to support the Hosted Payload market are directly applicable to offering customer-owned satellites for use in constellations. Momentus is offering high-volume production of buses, based on Vigoride’s technologies, and integrating customer’s unique payloads for a variety of missions ranging from communications to Earth Observation. This market heavily leverages prior investments in satellite technology to access a large and growing market segment. We introduced variants of Vigoride tailored specifically for constellation applications as M-500 and M-1000 in August 2023.
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
We believe our transportation service has the potential to expand our customers’ deployment options relative to what they could achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. We plan to price our transportation services to custom orbits above competing ride‑share services to standard orbits, but below what a satellite operator would need to pay to access a custom orbit using a dedicated small rocket.
•Hosted Payload: There are a broad range of payloads, satellite components, and other space technologies, which customers want to operate, test, or validate in space. During development of a satellite component or other system, testing and validation of performance are important, particularly in the harsh environment of space. In other cases, customers wish to operate technologies such as solar collection and energy transmission systems in space without the expense of developing a full system that includes the satellite bus hosting these instruments. Momentus-hosted payload service allows customers to operate, test, and validate the performance of the technology or system in space at lower cost and less complexity. Momentus service offers the ability to manage the integration and operation of these payloads in space. Additionally, Momentus is able to obtain necessary government licenses and manage the integration of these hosted payloads onto our OSV.
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
•Constellation Bus: Technologies used to support the Hosted Payload market are directly applicable to offering customer-owned satellite buses for use in constellations. Momentus is offering high-volume production of low-cost buses, based on Vigoride’s technologies, and integrating customers’ unique payloads for a variety of missions ranging from communications to Earth Observation. This market heavily leverages prior investments in satellite technology to access a large and growing market segment. We introduced variants of Vigoride tailored specifically for constellation applications as M-500 and M-1000 in August 2023.
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

Industry and Competitive Advantage Overview
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
We anticipate there could be considerable growth over the coming years in demand for small satellites and satellite buses that Momentus produces. We also anticipate that the space transportation segment will grow as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. We anticipate that the need for small satellite and satellite buses transportation to LEO will continue to drive overall demand growth for space transportation services in the short-term as technology advancements continue to make space more accessible to new market entrants, although new applications beyond LEO are also emerging. We also believe that over the next decade, new space-based businesses may emerge, for example the generation of solar energy in space, space manufacturing or space data processing. The advent of these new business models could substantially increase demand for space transportation and other space infrastructure services.

Beyond transportation, we anticipate that growth of the satellite constellations market may drive demand for our satellites, satellites buses, and technologies like solar arrays, hosted payload, on‑orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings, if we are successful in executing on our business plan, including fully developing and validating our technology in space. Satellite constellations have relatively low lifespans and, in our view, will require maintenance, de‑orbiting, and other general servicing with higher frequency.

We believe our ability to compete successfully as a commercial provider of space transportation and infrastructure services will depend on several factors including our ability to fully develop, test and validate our technology in space, our ability to establish and maintain a lead in technological advancements, the price of our offerings, customer confidence in the reliability of our offerings, and the frequency and availability of our offerings. If we are unable to fully develop, test and validate our technologies, we may be unable to execute on our business plan and will be unable to realize the following competitive advantages. We believe that our team’s collective expertise, coupled with the following strengths, will allow us to build our business and compete successfully.
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
•Unique technology with patents pending: Over the past several years, we have worked on developing our patent-pending water plasma propulsion technology that we have demonstrated repeatedly in space, and we have designed our vehicles and services to incorporate this technology. We have also developed technologies related to space infrastructure system architectures and low-cost solar arrays. We are in the process of creating a patent portfolio and, as of December 31, 2024, we had eight issued patents, four non‑U.S. issued patents, and applications for one additional patent family relating to our water plasma propulsion and other technologies.
•Mission-driven strategy: Momentus is a mission-driven company, which underpins our focus on our long‑term vision and aligns all of our day-to-day activities in achieving this goal. In making decisions about our vehicles, services, technologies, or sales opportunities, we attempt to align our actions with our vision and mission. We believe this helps us make decisions quickly and move towards achieving our goal of developing Momentus as a key provider of space infrastructure services.
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
•Relationships with launch providers: We have relationships with several launch providers including SpaceX, Relativity Space, Blue Origin, United Launch Alliance (ULA), Rocket Factory Augsburg (RFA) and several other rocket providers. We believe our relationship and launch agreement with SpaceX will help us maximize the flexibility, economics, and optionality we can offer our customers. Additionally, as an aggregator of payloads, we believe we will be able to continue to service customers from around the world who might not otherwise have access to launch options. Please see the above section titled “Our Relationships with Launch Providers” for additional details.
•Experienced management team: Many of our management team members have experience in large organizations, including the U.S. Department of Defense, Raytheon, Lockheed Martin, Maxar, the National Aeronautics and Space Administration (“NASA”), and Northrop Grumman, among others. Our efficient vertical integration allows for significant cooperation and interactivity between teams.
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

Intellectual Property

Below is a summary of our key intellectual property:

U.S. Patent No. (Application No.)	Expiration Date	Title	Description
11,414,219 (16/773,880)	10/23/2040	Space Mission Energy Management Architecture	A solar-powered propulsion system with a solar concentrator attached to a pivot, capable of powering at least two different thrusters operating according to different propulsion techniques.
10,910,198 (16/773,908)	1/27/2040	Spacecraft Propulsion Devices and Systems with Microwave Excitation	An MET thruster with a rotatable structure that imparts angular momentum to the injected propellant in the cavity, thereby creating a rotating circumferential flow.
11,585,331 (17/163,049)	5/11/2040	Pierced Waveguide Thruster	An MET thruster with a waveguide for supplying microwave energy to the propellant chamber.
11,527,387 (17/163,537)	6/1/2040	Spacecraft Propulsion Devices and Systems with Microwave Excitation	A multi-mode thruster system with both MET and chemical propulsion modes of operation.
11,352,150 (16/773,920)	1/27/2040	Spacecraft Structure Configured to Store Frozen Propellant	A spacecraft arrangement in which propellant can be stored in a solid (e.g., frozen) state to provide the spacecraft with greater structural strength.
11,958,636 (17/735,357)	1/27/2040	Dynamically Adjusted Alignment Between Payload and Spacecraft	Dynamic adjustment of payload position on the spacecraft to control pitch and yaw during thrusting events.
11,381,310 (16/951,191)	11/18/2040	Combined Communication and Ranging Functionality on a Spacecraft	A multi-beam laser module that concurrently supports both ground communication and ranging operations.
11,936,335 (17/390,790)	7/30/2041	Rollable Tape Spring Solar Array	A rollable solar array panel with a spacer layer and drive mechanism that facilitates uncoiling.
n/a (17/872,946)	n/a	Orbital Space Racing
A system for managing space vehicle racing or other competitions, including an orbital transfer vehicle for deploying vehicles at desired starting points and a control unit for tracking waypoint arrival times.

n/a (18/508,738)	n/a	Systems and Methods for Maintenance of a Spacecraft Constellation	A spacecraft constellation maintenance system in which a member of the constellation removes other (e.g., malfunctioning) spacecraft of the constellation from the constellation orbit.

Non-U.S. Patent No. (Application No.)	Expiration Date	Title	Description
EP Patent No. 3938653 (20735251.9)	3/12/2040	Spacecraft Propulsion Devices and Systems with Microwave Excitation
An MET thruster with an injector that injects propellant into the resonant cavity with rotating circumferential flow, and an annular structure that extends into the resonant cavity along the thrust axis (e.g., to improve vorticity).

Spain Patent No. 3938653 (20735251.9) (country-specific validation of EP patent above)	3/12/2040	Spacecraft Propulsion Devices and Systems with Microwave Excitation
An MET thruster with an injector that injects propellant into the resonant cavity with rotating circumferential flow, and an annular structure that extends into the resonant cavity along the thrust axis (e.g., to improve vorticity).

UK Patent No. 3938653 (20735251.9) (country-specific validation of EP patent above)	3/12/2040	Spacecraft Propulsion Devices and Systems with Microwave Excitation
An MET thruster with an injector that injects propellant into the resonant cavity with rotating circumferential flow, and an annular structure that extends into the resonant cavity along the thrust axis (e.g., to improve vorticity).

UPC Patent No. 3938653 (20735251.9) (unitary European patent based on EP patent above)	3/12/2040	Spacecraft Propulsion Devices and Systems with Microwave Excitation
An MET thruster with an injector that injects propellant into the resonant cavity with rotating circumferential flow, and an annular structure that extends into the resonant cavity along the thrust axis (e.g., to improve vorticity).

n/a (PCT Patent Application No. PCT/US23/27341)	n/a	Chemical-Microwave-Electrothermal Thruster	A thruster that leverages both MET and chemical reactivity to generate thrust.

Regulatory

See “Risk Factors” for risks and uncertainties related to regulatory requirements.

Federal Communications Commission

The regulations, policies, and guidance issued by the Federal Communications Commission (“FCC”) apply to the operation of our satellites and vehicles. When we communicate with our satellites and vehicles using any part of the electromagnetic spectrum, we are operating a space station to which FCC regulations apply. Operators of regulated space stations are required to hold and maintain compliance with proper licenses, and the specific conditions thereof throughout the duration of any given mission. Operators may also seek licenses in other jurisdictions in accordance with multilateral agreements governing the use of the spectrum, and such licenses would generally be accorded equal treatment by the United States. For our initial flight in May 2022 the FCC granted us a Special Temporary Authorization (“STA”), which was modified and extended for five 30-day periods at our request. Following the enactment of a new set of FCC licensing guidelines for small satellites and related systems that applied to Momentus spacecraft, we applied for and in November 2022 were granted an FCC license for the Vigoride 5 mission. We applied for and in February 2023 were granted an FCC license for the Vigoride 6 mission. The FCC continues to consider additional rules which, among other things, could change the operational, technical, and financial requirements for Momentus operations. If these proposed rules become final, they could change system design and financial costs in order to comply with or secure new Momentus spectrum licensure.

National Oceanic and Atmospheric Administration

Momentus transport vehicles will operate with space-qualified photographic equipment installed. While primarily intended to function as mission assurance tools, these cameras will be capable of capturing incidental Earth imagery while in orbit. As such, we believed these cameras to be subject to the licensing requirements and regulations of the National Oceanic and Atmosphere Administration’s (“NOAA”) Commercial Report Sensing Regulatory Affairs (“CRSRA”) office. Until February 2023 we held a license grant from CRSRA authorizing the first ten Vigoride missions. As a consequence of a NOAA interpretation of the licensing regulations and at the suggestion of NOAA we surrendered that license in February 2023. For future missions we will apply for any required NOAA authorizations on a case-by-case basis.

Federal Aviation Administration

As a participant in launch activities, we are indirectly subject to the license requirements of the Federal Aviation Administration’s (the “FAA”) Office of Commercial Space Transportation (the “AST”). The FAA regulates the airspace of the United States, through which launch vehicles must fly during launch to orbit. The AST office predominantly processes launch license requests submitted by launch vehicle operators, which include information on the constituent payloads flying on any given mission. As a result, reviews of our payloads by the AST occur during, for example, the processing of a SpaceX launch license. During preparation for the Vigoride-1 mission, the FAA ultimately determined that it was unable to grant to SpaceX an approval of the Momentus payload for the SpaceX Transporter-1 launch in January 2021 due to concerns about the then foreign ownership of Momentus raised by the Department of Defense during an interagency review. Despite Momentus payloads being exempt from FAA payload review as a result of our existing NOAA grant, the Company initiated ongoing engagement with the FAA as part of a preemptive payload review unrelated to a launch license in contemplation of future launch activity. In May 2021, the FAA denied one of our payload review applications due to interagency concerns related to the corporate structure of Momentus at the time of denial. The FAA acknowledged that Momentus was engaged in addressing the concern and indicated that the FAA could reconsider the application once that process was complete. In March 2022, Momentus filed with the FAA an application for a payload review and determination in support of the Vigoride 3 mission. In May 2022, Momentus received from the FAA a favorable payload determination for the Vigoride 3 payload resulting in the first operational mission for a Vigoride OSV.

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

See “Risk Factors—We are subject to stringent U.S. export and import control laws and regulations.” Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, and results of operation.” The inability to secure and maintain other necessary export authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. For example, if we were unable to obtain or maintain our licenses to export certain spacecraft hardware, we would be effectively prohibited from launching our vehicles from certain non-U.S. locations, which would limit the number of launch providers we could use. In addition, if we were unable to obtain a Department of State Technical Assistance Agreement to export certain launch provider related services, we would experience difficulties or even be unable to perform integration activities necessary to safely export our transfer vehicles to non-U.S. launch sites. In both cases, these restrictions could lead to higher launch costs which may have a material adverse impact on our results of operations. Similarly, if we were unable to secure effective export licensure to authorize the full scope of activity with a foreign partner or supplier, we may need to implement design changes to spacecraft or updates to our supplier chain, which may increase costs or result in delays in vehicle launch schedules.

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

Interagency Review

Approval of the licenses described above may be subject to interagency reviews that allow multiple government agencies—the U.S. Department of Commerce, U.S. Department of Defense, U.S. Department of State, National Aeronautics and Space Administration (“NASA”), and others—to examine the respective applications from their individual perspectives, including safety, operational, national security, and foreign policy and international obligations implications, as well as review of foreign ownership. No assurance can be given that we will obtain the licenses described above in this section for our future missions. Even though Momentus entered into and implemented the National Security Agreement (“NSA”) which is described below and which the U.S. Government subsequently ended, there is no guarantee that the FAA and other U.S. government agencies will continue to grant the necessary authorizations.

Human Capital

People are our most important asset. Since its inception, Momentus has sought to recruit creative, positive people with a diverse set of business capabilities to play an integral role in building our company. As we move into the next stage of our evolution, we are focused on optimizing the human capital resources we have available and are building the infrastructure necessary to support our workforce and promote communication, respect, and diversity among our team. Our Human Resources and Talent Acquisition department continues to actively recruit new talent. Many of our employees bring significant experience from prior positions working for leading defense primes, satellite manufacturers, other commercial and military aerospace companies, and government agencies. As of March 28, 2025, the Company has 24 full-time employees.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file or furnish reports, proxy statements, and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and any amendments to those reports, also are available free of charge on the investors section of our website at www.momentus.space when such reports are available on the SEC’s website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investors section of our website.

The contents of the websites referred to above are not incorporated into this filing or in any other report or document we file with the SEC, and any references to these websites are intended to be inactive textual references only.

ITEM 1A. Risk Factors
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors include potential harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Momentus and its subsidiaries.
Risks Related to the Business and Industry of Momentus
We may not currently or in the future be able to continue as a going concern.
The accompanying financial statements have been prepared on a going concern basis of accounting which assumes that we will continue as a going concern, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally. In connection with an evaluation conducted by the Company’s management during the preparation of this report, management concluded that there were conditions and events which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of the financial statements included in this Annual Report on Form 10-K.
The uncertainty regarding our ability to continue as a going concern could materially adversely affect our share price and our ability to service our indebtedness, raise new capital or enter into commercial transactions. To address these matters, the Company may take actions that materially and adversely affect our business, including significant reductions in research, development, administrative and commercial activities, reduction of our employee base, and ultimately curtailing or ceasing operations, any of which could materially adversely affect our business, financial condition, results of operations and share price. In addition, doubts about our ability to continue as a going concern could impact our relationships with customers, vendors and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business and could impair our ability to execute our strategy and implement our business and could impair our ability to execute our strategy and implement our business objectives, thereby having a material adverse effect on our business, financial condition and results of operations.
We will require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
Momentus had cash and cash equivalents of $1.6 million as of December 31, 2024. We need to raise additional capital to continue our operations and execute on our business plan. Our ability to raise additional capital is subject to a number of risks and uncertainties outside of our control, and there can be no assurance that we will be successful at raising capital when we need it, on acceptable terms, or at all.

To raise additional funding, we may need to sell equity securities or debt securities in one or more transactions at prices and on terms that are determined from time to time. As an incentive to investors, we may also issue warrants, including pre-funded warrants, as part of these transactions. Our current stockholders will be diluted by the issuance of equity securities or securities convertible into equity securities in connection with these transactions, and the terms of any such transactions may not be favorable to the Company. Any debt financing, if available, may also involve restrictive covenants that could reduce our operational flexibility or profitability.

We will need to raise additional capital in order to continue our operations and execute on our business plan. If we cannot raise funds on acceptable terms, or at all, we may not be able to grow our business, respond to competitive pressures or continue our operations.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.
We incurred operating losses of $29.7 million and $68.2 million for the years ended December 31, 2024 and 2023, respectively. There is a risk that we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
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
The success of our in-space infrastructure services business will depend on our ability to successfully and regularly deliver customer satellites to custom orbits. Our initial mission in May 2022 with Vigoride 3 was a hybrid commercial-demonstration mission in which our vehicle would deliver paying customers’ satellites into orbit for the first time. We used a third-party deployer from a partner company to place our first customer satellite in orbit. Our Vigoride spacecraft reached low-Earth orbit and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its power systems limited our ability to communicate with and control the vehicle. Since that time, the Vigoride spacecraft has deployed five additional customer satellites, but we have been unable to confirm the deployment of the remaining two customer satellites. The issues also prevented Vigoride from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space, and to demonstrate end-to-end in-space transfer and service operations.
We used the Vigoride 5 and Vigoride 6 missions to conduct on-orbit functional testing for the MET and other system elements which were used to assess the performance of the individual components and the overall system. Like the ground test campaigns we conduct, on-orbit tests can be understood as incremental confidence-building measures — meeting key requirements for thrust, specific impulse, firing duration, lifetime and other performance parameters which helped Momentus determine whether the MET is performing in accordance with our expectations. Doing so repeatedly, both on the ground and on orbit, enabled Momentus to mature the MET to Technology Readiness Level 9, the highest level and is expected to contribute to growing customer confidence.
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
U.S. government agencies other than the agency which we apply to for a license or approval may review our applications to the FCC, FAA, or other regulatory authorities, including to evaluate the national security implications of an application, which could result in delays.
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
•our ability to protect our intellectual property critical to the design and function of our transport vehicles and other technologies; and
•our ability to continue funding and maintaining our research and development activities.
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
•raise additional funding;
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
The markets for in-space infrastructure services have not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our estimates for the total addressable markets for in‑space infrastructure services are based on a number of internal and third-party estimates, assumed prices at which we can offer services, assumed frequency of service, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable markets for in-space infrastructure services, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.
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
We are exposed to foreign exchange risk as certain of our expenses and liabilities are required to be paid in currencies other than the U.S. dollar. We generally maintain our cash and cash equivalents in U.S. dollars or investments denominated in U.S. dollars. Fluctuations in foreign exchange rates, which can be unpredictable, could result in disproportionate increases in our expenses and future liabilities as compared to our revenue and current assets. We do not currently, but may in the future, use hedging strategies or seek to maintain a greater portion of our cash and cash equivalents in foreign currencies or investments denominated in foreign currencies to manage and minimize the impact of exchange rate fluctuations on our consolidated financial statements. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.
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
As of December 31, 2024 we have eight issued patents, four non-U.S. issued patents, and one patent application across U.S., European, and Patent Cooperation Treaty (“PCT”) patent systems. Our pending patent applications may not result in patents being issued, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. Momentus cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application to the same subject matter as Momentus, Momentus may not be entitled to the protection sought by the patent application. Momentus also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. As a result, Momentus cannot be certain that the patent applications that it files will be issued. Further, the scope of protection of issued patent claims is often difficult to determine.
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
Changes in laws, regulations, political leadership and environment, and/or security risks may dramatically affect our ability to obtain any required regulatory approvals and conduct or continue to conduct business in international markets, including sales to customers and purchases from suppliers outside the United States. We may also be impacted by U.S. and foreign national policies and priorities, political decisions and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical uncertainties, world events, bilateral and multi-lateral relationships and economic and political factors, and any of which could impact our operations and/or export authorizations, impair our ability to obtain any required regulatory approvals or delay purchasing decisions or payments and the provision of supplies, goods and services including, without limitation, in connection with any government programs. Global economic conditions and fluctuations in foreign currency exchange rates and tariffs could further impact our business. For example, the tightening of credit in financial markets outside of the United States could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments.
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
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if any guidance we provide is below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.
Momentus’ ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, Momentus had $202.6 million of U.S. federal and $79.6 million of state net operating loss carryforwards available to reduce future taxable income. The U.S. federal operating loss carryforwards incurred after 2017 will be carried forward indefinitely for U.S. federal tax purposes. While these federal net operating losses (“NOLs”) can be carried forward indefinitely, California net operating losses begin to expire in the year ending December 31, 2037. It is possible that Momentus will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code (“U.S. Tax Code”), respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Momentus has not yet undertaken an analysis of whether the Business Combination constitutes an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code.
We may in the future be subject to substantial litigation, regulatory actions, government investigations, proceedings and similar actions that could cause us to incur significant legal expenses and which could have a material adverse effect on our business, operating results or financial condition.
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
Securities class actions, shareholder derivative actions and other current or future litigation matters may be time‑consuming, divert management’s attention and resources, cause the Company to incur significant defense and settlement costs or liability, even if we believe the claims asserted against us are without merit. We intend to vigorously defend against all such claims. While a certain amount of insurance coverage is available for expenses or losses associated with current or future lawsuits, this coverage may not be sufficient. Determining reserves for any litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. Based on information currently available, we are unable to estimate reasonably a possible loss or range of possible losses, if any, with regard to the current securities class actions, shareholder derivative actions and other lawsuits; therefore, no litigation reserve has been recorded in our consolidated balance sheet. Although we plan to defend against the securities class actions, shareholder derivative actions and other lawsuits vigorously, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our business, operating results or financial condition.
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
A default under the lease for our corporate headquarters could result in termination of the lease by the landlord if not cured by the Company.
We lease the space for our corporate headquarters in San Jose, California. In August 2024, the Company received a notice from the landlord informing the Company that the landlord had drawn down on a $500,0000 letter of credit to address delinquent rent payments that were due but not provided by the Company. The notice demanded replenishment of the letter of credit and demanded that the Company make rent payments for three months in advance in accordance with the terms of the lease. The Company also received three notices of default, including a pre-eviction notice, from the landlord in late 2024. The Company and the landlord have been in communication regarding this matter, and the Company has paid the landlord all due and past due rent as of the date of this filing. In addition, the Company made an additional payment of $200,000 to the landlord in lieu of replenishing the letter of credit and making rent payments three months in advance. A default by the Company under the lease, if not cured, could give the landlord the right, among other remedies, to terminate the lease early and/or accelerate the amounts due under the lease, which could have a material adverse effect on the Company’s financial condition and require the Company to seek an alternative space for its corporate headquarters. We are in communication with the landlord and the landlord’s counsel, and we have endeavored to address their concerns. However, we cannot assure you that the landlord will not exercise its remedies under the lease, which could have a material adverse effect on the Company. Separately, the landlord (in its capacity as a master tenant) notified the Company in February 2025 that it had exercised its right with the owner of the property to terminate its lease effective as of March 31, 2026 in accordance with the terms of the lease thereby terminating the Company’s sublease as of the same date.
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
In addition, U.S. export control laws continue to change. For example, the control lists under the ITAR and the EAR are periodically updated to reclassify specific types of export-controlled technology. For example, any changes to the jurisdictional assignment of controlled data or hardware used by Momentus could result in the need for different export authorizations, each then subject to a subsequent approval. Similarly, should exceptions or exemptions under the EAR or the ITAR, respectively, be changed, Momentus’ activities otherwise authorized via these mechanisms may become unavailable and could result in the need for additional export authorizations. Additionally, changes to the administrative implementation of export control laws at the agency level may suddenly change as a result of geo‑political events, which could result in existing or proposed export authorization applications being viewed in unpredictable ways, or potentially rejected, as a result of the changed agency level protocol.
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
Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirement under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay or the denial, suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches and the operation of our space transport system in the United States require licenses and permits from the FCC and review by other agencies of the U.S. government, including the FAA, the Department of Defense, and NASA.
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
While we may derive limited revenue from existing contracts with the U.S. government, we may enter into additional contracts with the U.S. government in the future, and this subjects a larger part of our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

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
Risks Related to Ownership of our Class A Common Stock
Our Class A common stock and publicly traded warrants might be delisted from Nasdaq if we are not able to meet the Nasdaq listing standards by April 15, 2025, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital.
On March 27, 2024, the Company received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our Class A common stock, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Original Notice”). At that time, the Company was provided a compliance period of 180 calendar days from the date of the Original Notice, or until September 23, 2024, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).
As the Company did not regain compliance with the Minimum Bid Price Requirement by September 23, 2024, and it was determined that the Company is not eligible for another 180 calendar-day extension because it did not meet the minimum stockholders’ equity initial listing requirements of $5,000,000 for Nasdaq, as set forth under Nasdaq Listing Rule 5505(b), the Company received a delisting determination letter on September 24, 2024 (the “Delisting Determination Letter”).
The Company also received deficiency letters on May 23, 2024 and August 21, 2024, respectively, from the Staff notifying the Company that the Company had not filed its Quarterly Reports on Form 10-Q for the periods ending March 31, 2024 and June 30, 2024, respectively, as required for continued listing on the Nasdaq under Nasdaq Listing Rule 5250(c)(1) (the “Periodic Reporting Requirement”). Pursuant to Nasdaq Listing Rule 5810(d)(2), the failures to comply with the Periodic Reporting Requirement individually became additional and separate bases for delisting.
On October 15, 2024, the Company filed its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, resolving two of the deficiencies previously identified by Nasdaq.
On October 17, 2024, the Company received further notice from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with the requirements of Nasdaq Listing Rule 5550(b) as a result of not having a minimum of $2,500,000 in stockholders’ equity for continued listing as of June 30, 2024, a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.
As permitted by Nasdaq rules, the Company timely requested a hearing before a Nasdaq Hearing Panel (the “Panel”) to appeal Nasdaq’s delisting determination. The Company requested and received a stay of the suspension of trading and delisting of our Class A common stock pending the conclusion of the hearing process, which allows our Class A common stock to remain listed on Nasdaq at least until the Panel renders a decision following the hearing. The hearing before the Panel was held on November 14, 2024, at which the Company requested a suspension of delisting pending its return to compliance. The Company called a special meeting of stockholders on December 2, 2024 where the stockholders approved a reverse stock split, should it be necessary, as part of the Company’s plan to regain compliance with Nasdaq rules.
On December 4, 2024, the Board of Directors of the Company approved a reverse stock split ratio of 1-for-14 approved by the stockholders of the Company on December 2, 2024 (the “Reverse Stock Split”). The Reverse Stock Split was effective at the opening of trading on Nasdaq on December 13, 2024 (the “Effective Date”). On December 27, 2024, the Company’s Class A common stock closed above the minimum bid price for ten consecutive trading days as required to regain compliance with the Minimum Bid Price Requirement.
On January 13, 2025, the Company received a letter issued by the Panel granting the Company’s request to continue its listing on Nasdaq until April 15, 2025 while the Company executes its plan to regain compliance with the requirements of Nasdaq Listing Rule 5550(b). Additionally, the Panel confirmed that the Company has regained compliance with the Minimum Bid Price Requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), as a result of the reverse stock split the Company effected on December 12, 2024.
If the Company does not come into compliance with Nasdaq Listing Rule 5550(b) by April 15, 2025, the Company’s common stock will be subject to delisting from Nasdaq.
If we fail to regain compliance with Nasdaq’s listing rules, our Class A common stock could be subject to suspension and delisting. If our Class A common stock loses its listing on the Nasdaq Capital Market, our Class A common stock would likely trade in the over-the-counter market. If our Class A common stock were to trade on the over-the-counter market, selling our Class A common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our Class A common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our Class A common stock, further limiting the liquidity of such shares. A determination that our Class A common stock is a “penny stock” would require brokers trading in our Class A common stock to adhere to even more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Class A common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our Class A common stock. Such delisting from the Nasdaq Capital Market and continued or further declines in the price of shares of our Class A common stock could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.
An active trading market for our Class A common stock may never develop or be sustained, which may make it difficult to sell the shares of Class A common stock you receive.
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
The trading market for our Class A common stock and warrants will depend, in part, on the research and reports that securities and industry analysts publish about us, our business and our market. Only two securities analysts have published research on our stock in the last 12 months. If some or all of these analysts cease to publish research on our stock or if additional analysts do not commence coverage, then our stock price and trading volume could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock, publish inaccurate or unfavorable research about our business or our market, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our Class A common stock.
Certain provisions of our Second Amended and Restated Certificate of Incorporation, as amended, as well as our Amended and Restated Bylaws as amended, may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. These provisions provide for, among other things:
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
Our Second Amended and Restated Certificate of Incorporation, as amended, provides that a state or federal court located within the state of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our Second Amended and Restated Certificate of Incorporation, as amended, provides, to the fullest extent permitted by law, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on behalf of the Company;
•any action or proceeding asserting a claim of breach of a fiduciary duty owed by or any wrongdoing by any current or former director, officer, employee or agent of the Company or any stockholder to the Company or to stockholders;
•any action or proceeding asserting a claim against us or any current or former director, officer or other employee or any stockholder in such stockholder’s capacity as such arising out of or pursuant to any provision of the DGCL, our Second Amended and Restated Certificate of Incorporation, as amended, or our Amended and Restated Bylaws, as amended;
•any action or proceeding to interpret, apply, enforce or determine the validity of our Second Amended and Restated Certificate of Incorporation, as amended, and/or our Amended and Restated Bylaws, as amended (including any right, obligation or remedy thereunder);
•any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; or

•any action or proceeding asserting a claim governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.
This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Our Second Amended and Restated Certificate of Incorporation, as amended, further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder.
Our Second Amended and Restated Certificate of Incorporation, as amended, also provides that a state or federal court located within the state of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with the Company or our directors, officers, employees, or stockholders. If any other court of competent jurisdiction were to find either exclusive-forum provision in our Second Amended and Restated Certificate of Incorporation, as amended, to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our business, financial condition and results of operations. In addition, although the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection clause.
Future sales and issuances of our Class A common stock could cause our stock price to fall.
Sales of a substantial number of shares of Class A common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise additional capital through the issuance of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.
Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our Class A common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our Class A common stock in the past, which would result in those newly issued shares being dilutive. In addition, future investors could gain rights superior to existing stockholders, such as liquidation and other preferences. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities will likely have rights senior to the rights of a common stockholder, which could impair the value of our Class A common stock.
We also have stock options and warrants outstanding to purchase shares of our capital stock. Our stockholders may incur dilution upon exercise of any outstanding stock options and warrants.
We need additional capital and any additional capital we seek may not be available in the amount or at the time we need it.
We need to raise funds in the future to execute our business plan. We may seek to raise additional capital to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in our best interests and the interests of our stockholders. Additional capital may be raised through the sale of common or preferred equity or convertible debt securities, entry into debt facilities or other third-party funding arrangements. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our Class A common stock. Agreements entered into in connection with such capital raising activities could contain covenants that would restrict our operations or require us to relinquish certain rights. Additional capital may not be available on reasonable terms, or at all. If we cannot timely raise any needed funds, we may be forced to reduce our operating expenses, which could adversely affect our ability to implement our long-term strategic roadmap and grow our business. Our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital until October 2025 due to the late filing of our Annual Report on Form 10-K for the year ending December 31, 2023, the late filing of our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, and the late filing of our Quarterly Report on Form 10-Q for the quarter ending June 30, 2024.
The market price of our Class A common stock has been, and may continue to be, volatile, which could reduce the market price of our Class A common stock.
The publicly traded shares of our Class A common stock have experienced, and may experience in the future, significant price and volume fluctuations. During the 12 months ended March 28, 2025, the market price of our

Class A common stock has ranged from a high of $28.56 per share to a low of $1.56 per share on a split-adjusted basis. This market volatility could reduce the market price of our Class A common stock without regard to our operating performance. In addition, the trading price of our Class A common stock could change significantly in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting the space transportation industry generally, changes in national or regional economic conditions, changes in securities analysts’ estimates for us or our competitors’ or industry’s future performance or general market conditions, making it more difficult for shares of our Class A common stock to be sold at a favorable price or at all. The market price of our Class A common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.
Factors affecting the trading price of our Class A common stock and warrants may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	speculation in the press or investment community;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	publications of research reports by securities analysts about us, our competitors, or the space industry;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving us;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of Class A common stock available for public sale;
•	any major change in our Board of Directors or management;
•	sales of substantial amounts of Class A common stock by directors, officers or significant stockholders or the perception that such sales could occur;
•	general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics, epidemics, currency fluctuations and acts of war or terrorism; and
•	other risk factors listed under this “Risk Factors” section.
We may be required to issue additional shares of Class A common stock in connection with the Reverse Stock Split and we may be subject to potential liability if it is determined that we are required to issue such shares and we fail to issue such shares on a timely basis.
In connection with the approval of the Reverse Stock Split, we agreed that no fractional shares will be issued in connection with the Reverse Stock Split and that we would issue one full share of the post-Reverse Stock Split Class A common stock to any shareholder who would have been entitled to receive a fractional share as a result of the process. We are aware of occurrences in recent months for other companies completing a reverse stock split whereby the number of shares of common stock that other companies needed to issue in connection with the rounding of shares for a reverse stock split was higher than estimated prior to the reverse stock split. We may be liable for more shares of Class A common stock due to the rounding of shares in connection with the Reverse Stock Split than expected, and we may face potential liability for our failure to issue the shares of Class A common stock if we choose to begin an inquiry into the calculations with the Depository Trust & Clearing Corporation and if it is determined that we are required to issue such shares.
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
Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected, which could affect investor confidence in the accuracy and completeness of our financial statements and could negatively impact our stock price and financial condition.
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, due to a material weakness related to misclassification errors in our accounting for certain matters. See

“Management's Report on Internal Control Over Financial Reporting” under Item 9A, Controls and Procedures, for additional information regarding this material weakness, including our remediation plan.

While we believe our remediation plan should remediate the material weakness, we cannot provide assurance of when the material weakness will be remediated, nor can we be certain of whether additional actions will be required or the costs of any such actions. Moreover, we cannot provide assurance that additional material weaknesses will not arise in the future. While the material weakness discussed in Item 9A, Controls and Procedures, did not result in material misstatements of our annual or interim consolidated financial statements, any failure to remediate the material weakness, or the identification of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected, negatively impacting the public perception of the Company and our securities and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate the material weaknesses, each of which could negatively affect our stock price, harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition.

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
We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our results of operations and financial condition, under the heading “Data breaches or incidents involving our technology could damage our business, reputation and brand and substantially harm our business and results of operations.” in Item 1A, “Risk Factors” of Part I of this report.
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
Governance
Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through committees, has responsibility for the oversight of risk management. Our Security Committee oversees the management of risks from cybersecurity threats. As required, the full board reviews our major risk exposures, their potential impact on us, and the steps we take to manage them. Our Chief Security Officer (CSO) is responsible for developing, implementing, and maintaining our cybersecurity risk management policies and procedures. The CSO provides regular cybersecurity updates to the Chairman of the Board. Our Cyber Risk Advisory Committee oversees matters regarding the Company’s Information Technology strategy, priorities, and governance, including cybersecurity threats and risk assessments.
ITEM 2. Properties
Momentus leases its office space, which consists of a primary facility located in 3901 North First St., San Jose, California 95134. Our facility lease expires in March 2026. We believe our current office space is sufficient to meet our needs until the expiration of this lease. This lease is utilized by Momentus’ single reporting segment.

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
ITEM 4. Mine Safety Disclosures
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock and public warrants to purchase our Class A common stock are traded on the Nasdaq Capital Market under the symbols “MNTS” and “MNTSW”, respectively.
As of March 28, 2025, there were 34 holders of record of our shares of Class A common stock. The actual number of stockholders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of Class A common stock are held in street name by banks, brokers and other nominees.
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category[1]	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights[2]	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights[3]	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders[4,5]	6,191	1,140	29,257
Equity compensation plans not approved by security holders[4,5]	1,107	N/A	8,229
Total	7,298	1,140	37,486
In February 2022, the Company adopted the 2022 Inducement Equity Plan, which was intended to comply with Rule 5635(c)(4) of the Nasdaq listing rules, which provides an exception to the shareholder approval requirement for the issuance of securities pursuant to equity grants to employees of the Company as an inducement material to such individuals entering into employment with the Company.
These numbers include shares subject to outstanding awards granted, of which 1,386 shares are subject to outstanding options and 5,924 shares are subject to outstanding RSUs.
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
The Momentus Inc. 2021 Employee Stock Purchase Plan contains an “evergreen” provision pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the plan increases on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (A) half a percent (0.5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (B) 2,280 shares.
Dividend Policy
We have no current plans to pay cash dividends on our common stock.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities of the Company during the year ended December 31, 2024.
ITEM 6. [Reserved.]

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” “Momentus,” “we,” “us,” or “our” refer to Momentus Inc.
The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis should also be read together with our financial information for the year ended and as of December 31, 2024. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” section above and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward‑looking statements.
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

Products and services that we plan to provide include provision of satellites, satellite buses, satellite technologies including solar arrays, integration of payload instruments, “last mile” satellite transportation, payload-hosting, on‑orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings.
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
During the year ended December 31, 2024, the Company recognized $2.1 million of revenue, primarily from the completion of performance obligations on engineering services performed for U.S. government and engineering project services.
As of December 31, 2024 we have signed contracts with customers and have collected approximately $2.2 million in customer deposits, $1.9 million of which are recorded as non-current contract liabilities in our consolidated balance sheets.
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds to customers on a case‑by‑case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have milestone payments subject to the variable consideration constraint. When a milestone is achieved, the Company updates its estimate of the transaction price to include the milestone payment and records a cumulative catch-up in revenue.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with third-party launch costs and direct headcount cost related to the engineering project. The costs associated with orbital service vehicles are deferred to prepaid cost of revenues and amortized to cost of revenues upon release of payload. The current design and technology allow for a single use of the orbital service vehicle.
Research and Development
Research and development expenditures consist primarily of the cost of the following activities for developing existing and future technologies for our satellites, satellite technologies, and our Orbital Service Vehicles. Research and development activities include basic research, applied research, design, development, and related test program activities. Costs incurred for developing our technologies primarily include equipment and labor hours (both internal and subcontractors). The Company also records launch costs related to the testing of its Vigoride vehicles as research and development costs.
As of December 31, 2024, we have expensed all research and development costs associated with developing and building our vehicles.
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
Loss on Debt Extinguishment
Losses on extinguishment of debt is recognized for unamortized debt discounts and issuance costs as well as any fees paid to the lender relation to the extinguishment.
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

Comparison of Financial Results for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Service revenue	$2,114	$3,089	$(975)	(32%)
Cost of revenue	66	855	(789)	(92%)
Gross profit	2,048	2,234	(186)	(8%)

Operating expenses:
Research and development expenses	9,782	34,351	(24,569)	(72%)
Selling, general and administrative expenses	21,949	36,055	(14,106)	(39%)
Total operating expenses	31,731	70,406	(38,675)	(55%)
Loss from operations	(29,683)	(68,172)	38,489	(56%)

Other income (expense), net:
Change in fair value of warrant liability	—	561	(561)	(100%)
Realized loss on disposal of assets	(188)	(17)	(171)	1006%
Interest income	25	1,225	(1,200)	(98%)
Interest expense	(395)	(2,337)	1,942	(83%)
Loss on debt extinguishment	(4,258)	—	(4,258)	(100%)
Other income (expense)	(447)	(180)	(267)	148%
Total other income (expense), net	(5,263)	(748)	(4,515)	604%
Net loss	$(34,946)	$(68,920)	33,974	(49%)
Service revenue
Revenue recognized during the year ended December 31, 2024, was primarily driven by engineering services performed for the Space Development Agency agreement, resulting in $1.8 million of revenue recognition. The remaining $0.3 million of revenue recognized was due to customer deposit forfeiture upon contract expiration.
The revenue recognized during the year ended December 31, 2023, was primarily driven by fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers, resulting in $1.7 million of revenue recognition, as well as $0.3 million of engineering services for the Space Development Agency. The remaining $1.1 million of revenue recognized was a combination of customer deposit forfeiture upon contract expiration, engineering services, and the launch of one customer payload through another supplier on the SpaceX Transporter 8 mission.
Cost of revenue
The costs associated with performing engineering service were expensed in research and development operating expenses during the year ended December 31, 2024, except for the cost associated with the on-going DARPA Agreement of $0.1 million were classed to cost of revenue.
The cost of revenue during the year ended December 31, 2023 was due to the launch cost allocated to customer payloads on the Vigoride 5 and Vigoride 6 missions. The Company allocated the cost of the launch proportionally based on payload weight.
Research and development expenses
Research and development expenses decreased from $34.4 million in the year ended December 31, 2023, to $9.8 million in the year ended December 31, 2024. The decrease was primarily due to (i) a $9.4 million reduction in payroll costs due to decreased headcount and related decreases in signing bonuses, (ii) a $5.6 million reduction on subcontractor cost, (iii) decreases in launch costs of $5.9 million associated with impairment of our Space X and ABL deposits, and amortization of the Vigoride 5 and Vigoride 6 missions, (iv) a $0.6 million reduction in allocated information technology and facilities expenses, (v) a $0.7 million decrease in other overhead costs, and $2.3 million in other reductions in research and development expenses.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $36.1 million in the year ended December 31, 2023 to $21.9 million in the year ended December 31, 2024. The decrease is primarily due to (i) a $3.2 million decrease in payroll related expenses, inclusive of $0.6 million of stock based compensation, primarily due to prior year one-time bonuses and executive departures temporarily replaced by consultants, (ii) a $4.8 million decrease in legal services expenses followed by (iii) a $1.1 million decrease in NSA compliance spending and (iv) a $1.4 million decrease in SEC compliance spending as the Company’s activity related to the NSA and SEC topics discussed in Note 12 shifted from legal proceedings to compliance. (v) Non legal professional fees decreased by $2.1 million and (vi) other general corporate office expenses (including insurance costs) decreased by $1.8 million partially offset by (vii) a $0.3 million increase in IT overhead costs.
Change in fair value of warrant liability
For the year ended December 31, 2023, the decrease in the calculated fair value of the Company’s currently outstanding warrants, which were assumed from the Business Combination, was primarily driven by the observable market price of the publicly listed warrants to purchase the Company’s stock under comparable terms. There was no change in the fair value of the Company’s outstanding warrants for the year ended December 31, 2024. See Note 9 for additional information.
Realized loss on disposal of assets
The increase in realized loss on disposal of assets for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to the write-off of patent costs and losses from the auction of machinery and equipment.
Interest income
Interest income decreased from $1.2 million for year ended December 31, 2023 to $25 thousand for the year ended December 31, 2024 as the Company invested less in money market funds due to liquidity constraints.
Interest expense
Interest expense decreased from $2.3 million of cash and amortization interest for the year ended December 31, 2023, to $0.4 million of cash and amortization interest for the year ended December 31, 2024, due primarily to the application of the effective interest method which results in less cash and amortization interest as the Term Loan matured in January 2024. The decrease in interest related to the maturity of the Term Loan was partially offset by cash and amortization interest of $0.2 million recognized during the year ended December 31, 2024, related to the July Convertible Note and the October Convertible Note. See Note 8 for additional information.
Loss on Debt Extinguishment
The loss on extinguishment of debt recognized for the year ended December 31, 2024, was due to the early payoff of the December Loan and amendment of the convertible promissory notes between the Company and Space Infrastructure Ventures. See Note 8 for additional information.
Other expense
Other expense increased from $0.2 million for the year ended December 31, 2023 to $0.4 million year ended December 31, 2024. The increase was primarily due to the write-off of a launch deposit made to a third party.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $34.9 million for the year ended December 31, 2024 and an accumulated deficit of $408.0 million as of December 31, 2024. Additionally, the Company used net cash of $16.6 million to fund its operating activities for the year ended December 31, 2024, and had cash and cash equivalents of $1.6 million as of December 31, 2024.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2024, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.

As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise substantial additional capital in the near term, the Company’s operations and business plan will need to be scaled back or halted altogether. Additionally, if the Company is able to raise additional capital but that capital is insufficient to provide a bridge to full commercial production at a profit, the Company’s operations could be severely curtailed or cease entirely and the Company may not realize any significant value from its assets.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(16,611)	$(61,826)
Investing activities	94	(19)
Financing activities	15,597	1,924
Net change in cash, cash equivalents, and restricted cash	$(920)	$(59,921)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $16.6 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $6.5 million, were $9.0 million. Professional fees of $6.7 million included $3.1 million in legal fees discussed in Note 12. Office overheads and other general corporate expenses were $5.8 million, which includes insurance costs of $1.5 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $1.7 million. These cash outflows were partially offset by gross profit of $2.0 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the year ended December 31, 2024. Additionally, the Company had a change in operating assets and liabilities of $5.2 million during the year ended December 31, 2024.
Net cash used in operating activities for the year ended December 31, 2023 was $61.8 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding stock-based compensation of $8.5 million, were $19.6 million. Research and development activity expenses, including materials, components, and subcontractor costs were $9.6 million. Professional fees of $16.1 million included $2.4 million of costs related to the SEC and NSA topics discussed in Note 12 and legal fees of $7.9 million. Office overheads, other general corporate expenses, and cash interest were $8.4 million, which includes insurance costs of $2.7 million. The Company incurred launch costs of $5.9 million net of prepaid deposit impairment of $3.7 million during the year ended December 31, 2023. These cash outflows were partially offset by gross profit of $2.2 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the year ended December 31, 2023 . Additionally, the Company had a change in operating assets and liabilities of $8.4 million during the year ended December 31, 2023.

Investing Activities
Net cash provided by (used in) investing activities was $0.1 million and $(0.02) million for the year ended December 31, 2024 and 2023, respectively, which consisted of purchases of machinery and equipment and intangible assets and proceeds received on the sale of machinery and equipment.
Financing Activities
Net cash provided by financing activities was $15.6 million for the year ended December 31, 2024, primarily due to gross proceeds of approximately $15.7 million received from the January Offering, March Offering, September 2024 Offering, and December Offering, and $5.3 million received from SIV partially offset by principal repayments of $4.7 million under the Term Loan and $1.7 million in issuance costs related to common stock and related warrants.
Net cash provided by financing activities was $1.9 million for the year ended December 31, 2023, primarily due to gross proceeds received from the February Offering, September 2023 Offering, and October Offering as well as the exercise of warrants, partially offset by principal repayments under the Term Loan.
Funding Requirements
We expect our cash consumption to continue in connection with our ongoing activities.
Specifically, our operating expenses will continue as we:
•continue to refine and operate our corporate infrastructure, people, processes and systems;
•pursue sales and marketing activities for our product and services;
•pursue further research and development related to developing our satellites and satellite technology
•seek regulatory approvals for operation of our satellites and vehicles;
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
Some of these risks and uncertainties are described in more detail under Part I, Item 1A: “Risk Factors,” in this Form 10-K under the heading “Risk Factors — We may not currently or in the future be able to continue as a going concern.”
Commitments and Contingencies
We are a party to operating leases primarily for facilities (e.g., office buildings, warehouses and spaceport) under non-cancellable operating leases. We lease office space under a non-cancellable operating lease which expires March 2026. Refer to Note 6.
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
Deferred Fulfillment and Prepaid Launch Costs
We prepay for certain launch costs to third-party providers that will carry the orbital service vehicle to orbit. Prepaid costs allocated to the delivery of a customer’s payload are classified as deferred fulfillment costs. Prepaid costs allocated to our payload are classified as prepaid launch costs. These costs are then recognized as cost of revenues upon release of the customer’s payload and our payload, respectively.
Contract Liabilities
Customer deposits collected prior to the release of the customer’s payload into its specified orbit are recorded as current and non-current contract liabilities in our consolidated balance sheets as the amounts received represent a prepayment for the satisfaction of a future performance obligation that has not yet commenced. Some customer deposits are non-refundable. Each non-refundable deposit is determined to be a contract liability upon cash collection. Prior to making this determination, we ensure that a valid contract is in place that meets the definition of the existence of a contract in accordance with ASC 606-10-25-1 and 2.
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
Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black‑Scholes‑Merton option pricing model, is affected by assumptions regarding a number of variables as disclosed above, and any changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.
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
Please refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our consolidated financial condition and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash and cash equivalents of $1.6 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the years ended December 31, 2024 and 2023. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Momentus Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Momentus Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the years then ended, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Extinguishment of Convertible Notes – Refer to Note 8 in the Consolidated Financial Statements

Critical Audit Matter Description

As discussed in Note 8, in November 2024, the Company amended its existing convertible debt agreements with Space Infrastructure Ventures (the “Convertible Notes”), resulting in the accounting for the amendment as a debt extinguishment. This process involved significant management judgment in determining the appropriate accounting treatment and required a complex analysis of the terms of the amended agreement compared to the original agreement. The Company recorded a loss on extinguishment of debt.

We identified the accounting for the amended convertible debt as a critical audit matter due to the significant judgments required by management in assessing whether the terms of the amended agreement were substantially different from the original agreement, which impacted the accounting treatment. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the accounting treatment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:
•We obtained an understanding of the process and internal controls related to accounting for complex transactions.
•We obtained the amendments to the Convertible Notes and obtained an understanding and evaluated the Company’s process and methodology including the judgments and estimates regarding the determination of loss on extinguishment.
•We obtained an understanding and evaluated the Company’s analysis of the applicable accounting literature related to the treatment of the amendment to the Convertible Notes.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2023.

San Francisco, California
March 31, 2025

MOMENTUS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,572	$2,118
Accounts receivable	879	—
Insurance receivable	408	100
Prepaids and other current assets	1,667	8,513
Total current assets	4,526	10,731
Property, machinery and equipment, net	2,182	3,252
Intangible assets, net	253	341
Operating right-of-use asset	347	5,350
Restricted cash, non-current	—	373
Other non-current assets	2,644	602
Total assets	$9,952	$20,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,596	$2,805
Accrued liabilities	3,006	4,754
Loan payable, current	4,957	2,273
Contract liabilities, current	345	—
Operating lease liability, current	685	1,268
Litigation settlement contingency	420	—
Other current liabilities	1	9
Total current liabilities	15,010	11,109
Contract liabilities, non-current	1,901	998
Warrant liability	3	3
Operating lease liability, non-current	333	4,863
Other non-current liabilities	515	489
Total non-current liabilities	2,752	6,353
Total liabilities	17,762	17,462
Commitments and Contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and 0 issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 2,780,597 issued and outstanding as of December 31, 2024; 250,000,000 shares authorized and 591,712 issued and outstanding as of December 31, 2023	—	—
Class B common stock, $0.00001 par value; 0 shares authorized and 0 issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	400,183	376,234
Accumulated deficit	(407,993)	(373,047)
Total stockholders’ equity (deficit)	(7,810)	3,187
Total liabilities and stockholders’ equity (deficit)	$9,952	$20,649
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Service revenue	$2,114	$3,089
Cost of revenue	66	855
Gross profit	2,048	2,234
Operating expenses:
Research and development expenses	9,782	34,351
Selling, general and administrative expenses	21,949	36,055
Total operating expenses	31,731	70,406
Loss from operations	(29,683)	(68,172)
Other income (expense), net:
Change in fair value of warrant liability	—	561
Realized loss on disposal of assets	(188)	(17)
Interest income	25	1,225
Interest expense	(395)	(2,337)
Loss on debt extinguishment	(4,258)	—
Other expense	(447)	(180)
Total other income (expense), net	(5,263)	(748)
Net loss	$(34,946)	$(68,920)
Net loss per share, basic and diluted	$(23.19)	$(323.96)
Weighted average shares outstanding, basic and diluted	1,507,230	212,744
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance, December 31, 2022	120,631	$—	$342,734	$(304,127)	$38,607
Issuance of common stock upon exercise of stock options	721	—	130	—	130
Issuance of common stock upon vesting of RSUs	3,055	—	—	—	—
Issuance of common stock upon purchase of ESPP	225	—	33	—	33
Share repurchase related to Section 16 Officer tax coverage exchange	(351)	—	(88)	—	(88)
Issuance of common stock and related warrants in registered offering, net of issuance costs	49,138	—	16,952	—	16,952
Issuance of common stock upon exercise of pre-funded warrants	158,312	—	—	—	—
Issuance of common stock upon exercise of warrants	255,516	—	7,881	—	7,881
Stock-based compensation - stock options, RSAs, RSUs	—	—	8,480	—	8,480
Issuance of common stock for consulting services	193	—	112	—	112
Common stock issued in connection with reverse stock split	4,272	—	—	—	—
Net loss	—	—	—	(68,920)	(68,920)
Balance, December 31, 2023	591,712	$—	$376,234	$(373,047)	$3,187
Issuance of common stock upon vesting of RSUs	4,388	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(548)	—	(4)	—	(4)
Issuance of common stock and related warrants in registered offering, net of issuance costs	388,572	—	11,591	—	11,591
Issuance of pre-funded warrants and warrants in private placement, net of issuance costs	—	—	2,443	—	2,443
Issuance of common stock upon exercise of pre-funded warrants	1,159,235	—	—	—	—
Issuance of common stock upon cashless exercise of warrants	637,238	—	—	—	—
Issuance of warrants with convertible notes	—	—	1,305	—	1,305
Issuance of warrants with loan payable	—	—	121	—	121
Issuance of warrants for debt issuance costs	—	—	2,000	—	2,000
Stock-based compensation - stock options, RSAs, RSUs	—	—	6,493	—	6,493
Net loss	—	—	—	(34,946)	(34,946)
Balance, December 31, 2024	2,780,597	$—	$400,183	$(407,993)	$(7,810)

The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,946)	$(68,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	857	894
Amortization of debt discount and issuance costs	147	1,357
Amortization of right-of-use asset	1,158	1,090
Change in fair value of warrant liability	—	(561)
Impairment of prepaid launch costs	—	3,685
Write-off of deferred offering costs	—	331
Loss on disposal of fixed and intangible assets	188	17
Loss on debt extinguishment	4,258	—
Stock-based compensation expense	6,493	8,480
Issuance of common stock for consulting services	—	112
Changes in operating assets and liabilities:
Accounts receivable	(879)	—
Prepaids and other current assets	6,845	(565)
Insurance receivable	(308)	3,900
Other non-current assets	(2,042)	2,649
Accounts payable	2,791	453
Accrued liabilities	(1,728)	(3,293)
Accrued interest	136	(131)
Other current liabilities	(5)	(14)
Contract liabilities	1,247	(1,681)
Operating lease liability	(1,268)	(1,153)
Litigation settlement contingency	420	(8,500)
Other non-current liabilities	25	24
Net cash used in operating activities	(16,611)	(61,826)
Cash flows from investing activities:
Purchases of property, machinery and equipment	—	(94)
Proceeds from sale of property, machinery and equipment	135	113
Purchases of intangible assets	(41)	(38)
Net cash provided by (used in) investing activities	94	(19)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	5,300	—
Payment of convertible notes	(575)	—
Proceeds from issuance of loan payable	2,000	—
Proceeds from issuance of related party notes	500	—
Principal payments on related party notes	(500)	—
Principal payments on loan payable	(4,719)	(12,984)
Payment of debt issuance costs	(438)	—
Proceeds from exercise of stock options	—	130
Proceeds from employee stock purchase plan	—	33
Proceeds from exercise of warrants	—	7,881
Repurchase of Section 16 Officer shares for tax coverage exchange	(4)	(88)
Payment for repurchase of common shares	—	(10,000)
Proceeds from issuance of common stock and related warrants	15,710	19,000
Payments for issuance costs related to common stock and related warrants	(1,677)	(2,048)
Net cash provided by financing activities	15,597	1,924

Decrease in cash, cash equivalents and restricted cash	(920)	(59,921)
Cash, cash equivalents and restricted cash, beginning of year	2,492	62,413
Cash, cash equivalents and restricted cash, end of year	$1,572	$2,492

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
Momentus has completed work in support of its Small Business Innovation Research contract from the Space Development Agency that was signed in August 2023. This project’s scope involved making tailored modifications to the system underlying the M-1000 satellite bus and Vigoride OSV to support a full range of U.S. Department of Defense (DoD) payloads. Some of these areas include adding a secure payload interface, optical communications terminals, a high-volume data recorder, and improving the modularity of the propulsion system.
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
of its proprietary technology, and as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s consolidated financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net loss of $34.9 million for the year ended December 31, 2024, and accumulated deficit of $408.0 million as of December 31, 2024. Additionally, the Company used net cash of $16.6 million to fund its operating activities for the year ended December 31, 2024, and had cash and cash equivalents of $1.6 million as of December 31, 2024.
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
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2024, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such consolidated financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations, scaling of commercial production, and maintain its existing services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations until such time, if ever, the Company can generate revenues sufficient to achieve profitability. The Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate all opportunities to access additional capital through any available means.
As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there is substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise substantial additional capital in the near term, the Company’s operations and business plan will need to be scaled back or halted altogether. Additionally, if the Company is able to raise additional capital but that capital is insufficient to provide a bridge to full commercial production at a profit, the Company’s operations could be severely curtailed or cease entirely and the Company may not realize any significant value from its assets.
The accompanying consolidated financial statements have been prepared on a going concern basis of accounting. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Reverse Stock Splits
Effective December 12, 2024, the Company’s stockholders approved a 1-for-14 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 14 shares of Class A common stock issued and outstanding on December 12, 2024, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. The reverse stock split did not affect the stated par value of the Class A common stock nor did it change the total number of the Company’s authorized shares of Class A common stock. Both the Company’s Class B common stock and the Company’s preferred stock were not affected by the reverse stock split.
In addition to the reverse stock split implemented in December 2024, the Company previously effected a 1-for-50 reverse stock split of the Company’s Class A common stock on August 22, 2023, whereby every 50 shares of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
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
Also on the effective date of each reverse stock split, all options, warrants and other convertible securities of the Company outstanding immediately prior to each reverse stock split were adjusted by dividing the number of shares of Class A common stock into which the options, warrants and other convertible securities are exercisable or convertible by 14 and 50, respectively, and multiplying the exercise or conversion price thereof by 14 and 50, respectively, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and restricted stock units issued and issuable under the Company’s equity compensation plan.
The Company has retroactively adjusted all periods presented for the effects of the December 2024 1-for-14 reverse stock split. See Note 9 for additional information.
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
Restricted Cash
Restricted cash primarily represents deposited cash that is restricted by financial institutions. As of December 31, 2024 and December 31, 2023, the Company maintained restricted cash of zero and $0.4 million, respectively, primarily as collateral for a letter of credit issued to the Company’s landlord in accordance with the terms of a lease agreement entered into in December 2020, which was classified as a non-current asset as it was to be returned to the Company at the end of the lease which is expected to occur beyond one year from December 31, 2024. In the event of default, which occurred during the year ended December 31, 2024, the landlord can take over the restricted cash from the restricted cash bank account. Refer to Note 6 for additional information.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Accounts Receivable
Accounts receivable represent amounts primarily due from the Defense Advanced Research Project Agency (“DARPA”) to reimburse the Company for a milestone payment made to SpaceX for a future launch. Accounts Receivable are stated at invoice value less estimated allowances for credit losses. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, aging of the accounts receivable balances, economic conditions, and other factors that may affect a customer’s ability to pay. The allowance for credit losses as of December 31, 2024 and 2023, was zero.
Deferred Fulfillment and Prepaid Launch Costs
The Company prepays for certain launch costs to third-party providers that will carry the transport vehicle to orbit. Prepaid costs allocated to the delivery of a customers’ payload are classified as deferred fulfillment costs and recognized as cost of revenue upon delivery of the customers’ payload. Prepaid costs allocated to our payload are classified as prepaid launch costs and are amortized to cost of revenues upon the release of our payload.
As of December 31, 2024, and 2023, the Company had deferred fulfillment and prepaid launch costs of $2.6 million and $1.7 million, respectively, with $0 and $1.3 million recorded within prepaids and other current assets, respectively, and $2.6 million and $0.4 million recorded within other non-current assets, respectively, in our consolidated balance sheets.
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
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the years ended December 31, 2024 and 2023, the Company recorded $1.8 million and $0.3 million, respectively, of revenue from U.S. Government.
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of December 31, 2024 and 2023, the Company had customer deposit balances of $2.2 million and $1.0 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s consolidated balance sheets. Included in the collected amount as of December 31, 2024 and 2023, are $1.9 million and $1.0 million, respectively, of non-current deposits.
During the year ended December 31, 2024, the Company recognized $2.1 million of revenue, due to engineering services performed on Space Development Agency agreement and Defense Advanced Research Projects Agency agreement, and forfeited customer deposits primarily related to expired options. Of the $2.1 million of revenue recognized, $0.3 million was derived from the December 31, 2023 contract liability balance. During the year ended December 31, 2023, the Company recognized $3.1 million of revenue, due to transportation services performed in Vigoride 5 and Vigoride 6 spaceship launches, on-going hosting services in Vigoride 5, and forfeited customer deposits primarily related to expired options.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The disaggregation of revenue by type is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Transportation services	$—	$1,582
Hosted payload services	—	568
Forfeited customer deposits	307	641
Engineering project services	1,807	298
Total revenue	$2,114	$3,089
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the years ended December 31, 2024 and 2023.
Certain of the Company’s warrants are recorded as a derivative liability pursuant to ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model. The primary significant unobservable input used in the valuation of the warrants is expected stock price volatility. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The expected term was based on the maturity of the warrants, which is 5 years for Class A common stock warrants and 1.5 years for Class B common stock warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. Upon conversion of the Legacy Momentus private warrants immediately prior to the business combination, the key valuation input was the closing price of Company’s Class A common stock on the Closing, as the expected term and volatility were immaterial to the pricing model.
The Company’s stock repurchase agreements with the Co-Founders (see Note 12 for additional information) are recorded as contingent liabilities pursuant to ASC Topic 480, measured at fair value. The stock repurchase agreements are classified within Level 3 of the hierarchy as the fair value is dependent on management assumptions about the likelihood of non-market outcomes. The Company paid $10.0 million to satisfy the stock repurchase agreement contingent liabilities during the three months ended March 31, 2023 (see Note 9 for additional information). There were no transfers between levels of input during the years ended December 31, 2024 and 2023.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)
Balance, December 31, 2023	$3
Change in Fair Value	—
Balance, December 31, 2024	$3
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
Public and Private Warrants
Prior to the Business Combination, SRAC issued 16,104 private placement warrants (“Private Warrants”) and 12,322 public warrants (“Public Warrants” and, collectively with the Private Warrants, the “Public and Private Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $8,050 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
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
Equity Classified Warrants
Subsequent to the Business Combination, the Company has issued warrants in conjunction with various securities purchase agreements and borrowings (See Note 8 and Note 9 for additional information). The warrants are freestanding equity-linked instruments that meet the indexation and equity classification criteria of ASC Sub-Topic 815-40.
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
Convertible Instruments
The Company evaluates its convertible debt issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. Entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity.
If the embedded conversion options do not require bifurcation, the Company then evaluates for the existence of a beneficial conversion feature by comparing the fair value of the Company’s underlying stock as of the commitment date to the effective conversion price of the instrument (the intrinsic value).
Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption and are classified in interest expense in the consolidated statements of operations.

Amendments to convertible instruments are evaluated as to whether they should be accounted for as a modification of the original instrument with no change to the accounting or, if the terms are substantially changed, as an extinguishment of the original instrument and the issuance of a new instrument.
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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
their estimated fair value. During the years ended December 31, 2024 and 2023, there were no impairments of long‑lived assets. See Note 4 and Note 5 for additional information.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the years ended December 31, 2024 and 2023.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include activities to develop existing and future technologies for the Company’s vehicles. Research and development activities include basic research, applied research, design, development, and related test program activities. Costs incurred for developing our vehicles primarily include equipment and labor hours (both internal and subcontractors).
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
Operating leases are included in the accompanying consolidated balance sheets. Operating lease right‑of‑use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease and are included in current and non-current liabilities. Operating lease ROU assets and lease liabilities are recognized at the lease inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC Topic 280, Segment Reporting (“ASC Topic 280”), we are not organized around specific services or geographic regions.
Our chief operating decision maker “CODM” uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States and of the $2.1 million of revenue recognized by the Company during the year ended December 31, 2024, 14% was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The FASB has not set an effective date on ASU 2023-03 and adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2024-06 on its consolidated financial statement disclosures.
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. The Company is currently evaluating the impact ASU 2023-06 will have on its consolidated financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 15 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact ASU 2023-09 will have on its consolidated financial statement disclosures.
In March 2024, the FASB issued ASU 2024-01 to clarify how an entity determines whether a profits interest or similar award is within the scope of ASC Topic 718 Compensation - Stock Compensation or not a share-based payment arrangement and therefore within the scope of other guidance. The amendments of ASU 2024-01 are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is in the process of evaluating the potential impact ASU 2024-01 will have on its consolidated financial statement disclosures.
In March 2024, the FASB issued ASU 2024-02 which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification. The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. ASU 2024-02 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), that requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-06 will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Prepaid launch costs, current	$—	$1,260
Prepaid research and development	—	2,415
Prepaid insurance and other assets	1,667	4,838
Total	$1,667	$8,513

As of December 31, 2024 and 2023, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $2.6 million and $0.4 million, respectively.
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Computer equipment	$10	$10
Leasehold improvements	2,391	2,394
Machinery and equipment	2,839	3,411
Property, machinery and equipment, gross	5,240	5,815
Less: accumulated depreciation	(3,058)	(2,563)
Property, machinery and equipment, net	$2,182	$3,252

Depreciation expense related to property, machinery and equipment was $0.8 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. Depreciation expense is recorded within operating expenses.
Note 5. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2024:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(210)	$253	5.3
Total	$463	$(210)	$253
Intangible assets, net consisted of the following as of December 31, 2023:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$519	$(177)	$341	6.3
Total	$519	$(177)	$341
Amortization expense related to intangible assets was $0.05 million and $0.05 million for the years ended December 31, 2024 and 2023, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Intangible Assets (cont.)
As of December 31, 2024, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
2025	$52
2026	52
2027	52
2028	44
2029	28
Thereafter	25
Total	$253
Note 6. Leases
The Company leases office space under a non-cancellable operating lease. In January 2021, the Company commenced a lease in San Jose, California. The lease expires in February 2028.
Due to an event of default under the lease occurring in October 2024, and the likelihood of the landlord executing its right to early terminate the lease as a result, the Company determined this represented a remeasurement event and remeasured the lease as of December 31, 2024. Subsequently, on February 26, 2025, the landlord executed its option to early terminate the lease so that the lease will terminate on March 31, 2026.
The components of operating lease expense were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$1,470	$1,470
Variable lease expense	600	530
Short-term lease expense	74	62
Total lease expense	$2,144	$2,062
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of December 31, 2024, the weighted-average remaining lease term was 1.3 years and the weighted-average discount rate was 149.0%.
As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2025	1,627
2026	419
2027	—
2028	—
Total lease payments	2,046
Less: Imputed interest	(1,028)
Present value of lease liabilities	$1,018

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Legal and other professional services	$1,906	$3,811
Compensation expense	84	392
Research and development projects	75	323
Other accrued liabilities	941	228
Total	$3,006	$4,754
Note 8. Loan Payable
December Loan
On December 13, 2024, the Company and J.J. Astor & Co. entered into a loan agreement (the “December Loan”) pursuant to which the Company borrowed $2.0 million and paid debt issuance costs of $0.3 million. The December Loan had a maturity date of September 19, 2025, and was payable in 40 weekly installments of $68 thousand. The December Loan could be prepaid at any time on or before January 13, 2025, for $2.4 million and at any time thereafter through the maturity date for $2.7 million.
Amounts borrowed under the December Loan are secured by a lien on substantially all of the assets of the Company. Upon event of default, amounts owing under the December Loan are convertible into shares of Class A common stock at a conversion price of $5.92 per share prior to May 5, 2025, and thereafter the conversion price will be reduced to 80% of the average of the four lowest volume weighted average closing prices of the Class A common stock during the 20 trading days immediately prior to conversion.
In addition, in connection with the December Loan, the Company agreed to issue J.J. Astor & Co. warrants to purchase up to 28,572 shares of Class A common stock with an exercise price of $5.92 per share (the “J.J. Astor Warrants”). The J.J. Astor Warrants had a relative value of $0.1 million which was as accounted for as an additional debt issuance cost for the December Loan. The warrants are fully vested, and expire five years from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5.01 years, stock price of $5.92, exercise price of $5.92, volatility of 100.00%, risk-free rate of 4.25%, and no forfeiture rate.
On December 18, 2024, the Company prepaid $2.4 million in order to extinguish the December Loan. The Company recognized a $0.8 million loss on extinguishment in the consolidated statements of operations related to the December Loan.
In connection with the December Loan, the Company agreed to issue J.J. Astor & Co. a second warrant that is exercisable and issuable upon certain customary events of default to purchase up to 285,715 shares of Class A common stock with an exercise price per share equal to the closing price of the Class A common stock as traded in the applicable trading market on the date of the event of default, subject to adjustment (the “Default Warrants”). The Default Warrants were an embedded derivative that required bifurcation and recognition as a derivative liability (the “Default Warrant Derivative”). The Default Warrant Derivative instrument is recorded at fair value and marked‑to‑market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, and immediately prior to extinguishment of the December Loan on December 18, 2024, the Default Warrant Derivative was valued at zero.
Convertible Promissory Notes
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
Amounts borrowed under the July Convertible Note are secured by a lien on substantially all of the assets of the Company. In lieu of cash payments of accrued interest, SIV, in its sole discretion, may elect to receive shares of Class A common stock at a conversion price of $7.45 per share. On the maturity date, subject to the satisfaction of applicable legal and regulatory conditions, all outstanding obligations under the July Convertible Note automatically convert into Class A common stock at the conversion price.
The July Convertible Note requires SIV’s consent to take certain actions, such as increasing compensation, purchasing assets, extending financing, making capital expenditures, repaying debts outside the ordinary course of business or investing in any entity or enterprise.
The July Convertible Note can be prepaid in full at any time, subject to a prepayment penalty fee of 10%. The July Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of Momentus. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“Default Interest Derivative”). The Default Interest Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of both the issuance date and December 31, 2024, the Default Interest Derivative was valued at zero.
On October 24, 2024, the Company and SIV entered into a secured convertible promissory note (the “October Convertible Note”) pursuant to which the Company borrowed $3.0 million in two tranches, consisting of (i) an initial loan in the principal amount of $2.0 million, and (ii) up to an additional $1.0 million in principal amount which could be borrowed from December 2, 2024 through February 14, 2025. Borrowings under the October Convertible Note bear interest at 15% per annum. The October Convertible Note has a maturity date of October 24, 2025, at which time all principal and accrued interest is due. The Company paid debt issuance costs of $0.1 million in relation to borrowing $2.0 million under the first tranche of the October Convertible Note.
As a third-party debt issuance cost related to the October Convertible Note, the Company agreed to issue an investor warrants to purchase up to 357,143 shares of Class A common stock with an exercise price of $8.05 per share (the “Investor Warrants”). The Investor Warrants had a fair value of $2.0 million which was as accounted for as debt issuance costs allocated between two tranches of the October Convertible Note; $1.3 million was allocated to the first tranche and $0.7 million was allocated to the second tranche. The investor may not exercise the Investor Warrants prior to April 24, 2025, and the Investor Warrants will expire April 24, 2030. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5.50 years, stock price of $7.41, exercise price of $8.05, volatility of 97.50%, risk-free rate of 4.05%, and no forfeiture rate.
Amounts borrowed under the October Convertible Note are secured by a lien on substantially all of the assets of the Company. At any time after the date that is six months after the original issuance date of the October Convertible Note, SIV, in its sole discretion, may convert some or all of the outstanding obligations under the October Convertible Note into shares of Class A common stock at a conversion price of $7.41 per share.
In addition, in connection with the first tranche of the October Convertible Note, the Company agreed to issue SIV warrants to purchase up to 269,950 shares of Class A common stock with an exercise price of $7.41 per share (the “October SIV Warrants”). The October SIV Warrants had a relative value of $0.8 million which was as accounted for as an additional debt issuance cost for the October Convertible Note. SIV may not exercise the October SIV Warrants prior to April 24, 2025, and the October SIV Warrants will expire April 24, 2030. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5.44 years, stock price of $8.82, exercise price of $7.41, volatility of 97.50%, risk‑free rate of 4.33%, and no forfeiture rate.
Neither the October Convertible Note nor the October SIV Warrants can be converted or exercised if it would cause the aggregate number of shares of Class A common stock beneficially owned by SIV to exceed 9.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the conversion or exercise, as applicable. Conversion of the October Convertible Note and exercise of the October SIV Warrants is also subject to compliance with applicable Nasdaq rules, and if shareholder approval is required the Company will use commercially reasonable efforts to obtain such approval.

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
The October Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The October Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of the Company. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“Default Interest Derivative”). The Default Interest Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of both the issuance date and December 31, 2024, the Default Interest Derivative was valued at zero.
In November 2024, the Company amended the July Convertible Note and the October Convertible Note (the “November Amendment”). The November Amendment, among other things, accelerated the borrowing date for the second tranche of the October Convertible Note, for which the Company immediately borrowed the $1.0 million available under the second tranche, and provided that owed under both the July Convertible Note and the October Convertible Note may be converted to Class A common stock at any time. The November Amendment was accounted for as an extinguishment of both the July Convertible Note and the October Convertible Note. The Company recognized a $3.2 million loss on extinguishment in the consolidated statements of operations related to the November Amendment, resulting from the difference between the carrying value and reacquisition price of the July Convertible Note and the first tranche of the October Convertible Note. The Company recognized an aggregate debt premium of $1.2 million related to the July Convertible Note and the first tranche of the October Convertible Note as a result. Furthermore, the Company recognized an additional $0.3 million loss on extinguishment in the consolidated statements of operations for a debt premium resulting from the difference between the proceeds received and fair value of the second tranche of the October Convertible Note.
In addition, in connection with the November Amendment, the Company agreed to issue SIV warrants to purchase up to 193,273 shares of Class A common stock with an exercise price of $7.41 per share (the “December SIV Warrants”). The December SIV Warrants had a relative value of $0.5 million which was as accounted for as an additional debt issuance cost for the second tranche of the October Convertible Note. SIV may not exercise the December SIV Warrants prior to April 24, 2025, and the December SIV Warrants will expire April 24, 2030. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5.38 years, stock price of $7.84, exercise price of $7.41, volatility of 97.50%, risk-free rate of 4.08%, and no forfeiture rate.
The Company capitalized cash debt issuance costs of $0.1 million in relation to the November Amendment. The debt issuance costs, including $0.7 million allocated from the Investor Warrants and $0.5 million related to the December SIV Warrants, and $0.3 million debt premium for the second tranche of the October Convertible Note are being amortized over the term of the October Convertible Note using an effective interest rate of 348%. Debt premiums of $0.5 million and $0.7 million related to the July Convertible Note and the first tranche of the October Convertible Note, respectively, are being amortized over their respective debt terms using effective interest rates of (37)% and (18)%, respectively.
As of December 31, 2024, the aggregate unamortized discount and premium related to July Convertible Note and the October Convertible Note was $1.2 million and $1.3 million, respectively. The total loan payable consisted of convertible promissory note principal of $4.7 million and accrued interest of $0.1 million. The convertible notes have future scheduled maturities of $4.7 million for 2025.
Term Loan
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (the “Term Loan”) with Western Technology Investment which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12.0%. The Company borrowed $25.0 million of the Term Loan at inception of the agreement on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones by the June 30, 2021 deadline. The repayment terms of the Term Loan provide for interest-only payments from March 1, 2021 through February 28, 2022.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
Under the original terms, the principal amount was due and payable on March 1, 2022. However, during January 2022 the Company exercised its option to pay back the principal amount of the Term Loan over two years beginning on March 1, 2022 and ending on February 28, 2024.
The Company allocated the proceeds from the Term Loan agreement to the note and warrants issued in conjunction with the Term Loan comprising the financing agreement based on the relative fair value of the individual securities on the February 22, 2021 closing date of the agreements. The discount attributable to the note, an aggregate of $15.8 million, primarily related to the value of the warrant liability with immaterial issuance costs, is amortized using the effective interest method over the term of the note, originally maturing on March 1, 2022, but now being repaid over two years, recorded as interest expense. Because the discount on the note exceeds 62.6% of its initial face value, and because the discount is amortized over the period from issuance to maturity, the calculated effective interest rate up until January 2022 was 126.0%.
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization related to the Term Loan was $45.7 thousand and $1.4 million for the years ended December 31, 2024 and 2023, respectively.
In January 2024, the Company repaid the remaining principal balance of the Term Loan.
Note 9. Stockholders' Equity (Deficit)
Common Stock and Preferred Stock
Effective December 12, 2024, the Company’s stockholders approved a 1-for-14 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 14 shares of Class A common stock issued and outstanding on December 12, 2024, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock.
In addition to the reverse stock split implemented in December 2024, the Company previously effected a 1-for-50 reverse stock split of the Company’s Class A common stock on August 22, 2023, whereby every 50 shares of Class A common stock issued and outstanding on August 22, 2023, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock.
To effectuate the December 2024 1-for-14 reverse stock split, the Company filed a certificate of amendment to the Second Amended and Restated Certificate of Incorporation. As a result of the reverse stock split, there was no change to par value and the total number of authorized shares of Class A common stock.
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, as amended, the Company is authorized and has available a total of 270,000,000 shares of stock, consisting of (i) 250,000,000 shares of Class A common stock, par value $0.00001 per share, (ii) — shares of Class B common stock, par value $0.00001 per share, and (iii) 20,000,000 shares of preferred stock, par value $0.00001 per share.
Also on the effective date of the reverse stock split, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of Class A common stock into which the options, warrants and other convertible securities are exercisable or convertible by 14 and multiplying the exercise or conversion price thereof by 14, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and restricted stock units issued and issuable under the Company’s equity compensation plan.
The Company has retroactively adjusted all periods presented for the effects of the December 2024 1-for-14 reverse stock split.
December 2024 Securities Purchase Agreement

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
On December 17, 2024, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “December Offering”) (i) 230,000 shares of Class A common stock at a purchase price of $6.20 per share, (ii) pre-funded warrants (the “December Pre-Funded Warrants) to purchase 570,000 shares of Class A common stock, and (iii) warrants to purchase 800,000 shares of Class A common stock (the “December Warrants”).
The purchase price of each December Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the December Offering minus $0.00001. The December Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The December Warrants have an exercise price per share of Class A common stock equal to $6.08 per share and will expire five years from the date of issuance. The December Offering closed on December 18, 2024.
The Company received aggregate gross proceeds from the December Offering of approximately $5.0 million, before deducting estimated issuance costs of $0.5 million. Net proceeds of $4.4 million from the December Offering was recorded to additional paid-in-capital. Both the December Pre-Funded Warrants and the December Warrants meet the requirements for equity classification.
In connection with the December Offering, the Company entered into a Placement Agency Agreement on December 17, 2024, with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the December Offering and issued warrants (the “December Placement Agent Warrants”) to purchase 40,000 shares of Class A common stock at an exercise price of $6.82, exercisable immediately upon issuance. The December Placement Agent Warrants will expire 5 years from the date of issuance. The $0.3 million fair value of the December Placement Agent Warrants was accounted for as an additional equity issuance cost for the December Offering, which was recorded to additional paid-in-capital.
The Company estimated the fair value of the December Pre-Funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the December Warrants and the December Placement Agent using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

	December Warrants	December Placement Agent Warrants
Warrant term (years)	5	5
Volatility	97.50%	97.50%
Risk-free rate	4.40%	4.40%
Dividend yield	—%	—%
In December 2024, the Company issued 367,000 shares of Class A common stock as a result of the exercise of the some of the December Pre-Funded Warrants.
September 2024 Securities Purchase Agreement
On September 15, 2024, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to an investor in a private placement transaction (the “September 2024 Offering”), (i) pre-funded warrants (the “September 2024 Pre-Funded Warrants”) to purchase 357,143 shares of the Company’s Class A common stock at a purchase price of $7.70 per share, (ii) Class A warrants to purchase 714,286 shares of Class A common stock (the “September 2024 Class A Warrants”), and (iii) Class B warrants to purchase 357,143 shares of Class A common stock (the “September 2024 Class B Warrants” and, collectively with the September 2024 Class A Warrants, the “September 2024 Warrants”).
The September 2024 Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after issuance, and will not expire until exercised. The September 2024 Warrants have an exercise price per share of Class A common stock equal to $8.050 per share. The September 2024 Class A Warrants will expire on March 17, 2030, and the September 2024 Class B Warrants will expire on March 17, 2026. The exercise price and the number of shares of Class A common stock issuable upon exercise of the September 2024 Warrants is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
reclassifications or similar events affecting the Class A common stock. The investor may not exercise the September 2024 Warrants until 6 months after the original issuance date of the September 2024 Warrants. The September 2024 Offering closed on September 17, 2024.
The Company received aggregate gross proceeds from the September 2024 Offering of approximately $2.8 million, before deducting estimated placement agent commissions and expenses of $0.3 million. Net proceeds of $2.4 million from the September 2024 Offering was recorded to additional paid-in-capital. Both the September 2024 Pre-Funded Warrants and the September 2024 Warrants meet the requirements for equity classification.
In connection with the September 2024 Offering, the Company entered into a Placement Agency Agreement on September 15, 2024, with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the September 2024 Offering and issued warrants (the “September 2024 Placement Agent Warrants”) to purchase 17,857 shares of Class A common stock and 17,858 shares of Class B common stock at an exercise price of $8.8550, exercisable commencing on or after March 14, 2025. One half of the September 2024 Placement Agent Warrants have a term of 18 months from the date of issuance and the other half have a term of five years from the date of issuance. The $0.1 million fair value of the September 2024 Placement Agent Warrants was accounted for as an additional equity issuance cost for the September 2024 Offering, which was recorded to additional paid-in-capital.
The Company estimated the fair value of the September 2024 Pre-Funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the September 2024 Warrants and the September 2024 Placement Agent using the Black‑Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

	September 2024 Class A Warrants	September 2024 Class B Warrants	September 2024 Placement Agent Warrants
Warrant term (years)	5.50	1.50	1.49
Volatility	97.50%	97.50%	97.50%
Risk-free rate	3.46%	3.79%	3.79%
Dividend yield	—%	—%	—%
During the three months ended September 30, 2024, the Company issued 357,143 shares of Class A common stock as a result of the exercise of the September 2024 Pre-Funded Warrants.
Cashless Exercise of Warrants
In August 2024, the Company issued 637,238 shares of Class A common stock in connection with the cashless exercise of certain outstanding warrants (see discussion of each type of warrants below).
March 2024 Securities Purchase Agreement
On March 4, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “March Offering”), (i) an aggregate of 94,286 shares of the Company’s Class A common stock at a purchase price of $12.11 per share, (ii) pre‑funded warrants (the “March Pre-Funded Warrants”) to purchase 236,020 shares of the Company’s Class A common stock, and (iii) warrants to purchase 330,306 shares of Class A common stock (the “March Warrants”).
The purchase price of each March Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the March Offering minus $0.00001. The March Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The March Warrants have an exercise price per share of Class A common stock equal to $10.36 per share and will expire five years from the date of issuance. The March Offering closed on March 7, 2024.
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
In connection with the March Offering, the Company also agreed to amend the January Warrants to purchase up to an aggregate of 263,358 shares of Class A common stock at an exercise price of $13.44 per share (the “January Modified Warrants”). Prior to amendment, the January Modified Warrants had a termination date of January 17, 2029. Upon shareholder approval of the amendment, the January Modified Warrants had a reduced exercise price of $10.36 per share and a termination date of June 28, 2029.
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
Subsequent to the March Offering, during the year ended December 31, 2024, the Company issued 236,020 shares of Class A common stock as a result of all of the March Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
January 2024 Securities Purchase Agreement
On January 12, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “January Offering”), (i) an aggregate of 64,286 shares of the Company’s Class A common stock at a purchase price of $15.19 per share, (ii) pre-funded warrants (the “January Pre-Funded Warrants”) to purchase 199,072 shares of the Company’s Class A common stock, and (iii) warrants to purchase 263,358 shares of Class A common stock (the “January Warrants”).
The purchase price of each January Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the January Offering minus $0.00001. The January Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The January Warrants have an exercise price per share of Class A common stock equal to $13.44 per share and will expire five years from the date of issuance. The January Offering closed on January 17, 2024.
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
In connection with the January Offering, the Company also agreed, subject to certain conditions and procedures, to amend each of the warrants issued in November 2023 to purchase up to an aggregate of 414,896 shares of Class A common stock at an exercise price of $54.04 per share (the “November Modified Warrants”). Prior to amendment, the November Modified Warrants had a termination date of November 9, 2028. The November Modified Warrants were amended on May 9, 2024, to have a reduced exercise price of $7.62 per share and a termination date of May 9, 2029.
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
Subsequent to the January Offering, during the year ended December 31, 2024, the Company issued 199,072 shares of Class A common stock as a result of all of the January Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
Warrant Inducement Agreement
On November 6, 2023, the Company entered into a warrant inducement agreement with an investor. Pursuant to the warrant inducement agreement, the Company agreed to issue new warrants to purchase up to 414,896 shares of the Company’s Class A common stock, with a strike price of $54.04 per share (the “November Warrants”), in consideration of the investor’s agreement to exercise the 48,068, 16,523, and 142,858 of Series A Warrants, February Class A Warrants, and October Warrants, respectively. The November Warrants will be exercisable immediately after issuance and will expire five years from the date of issuance. The transactions contemplated by the warrant inducement agreement closed on November 9, 2023.
The Company estimated the fair value of the November Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

November Warrants
Warrant term (years)	5.00
Volatility	86.00%
Risk-free rate	4.60%
Dividend yield	0.00%
In connection with the warrant inducement agreement, on November 9, 2023 when the transaction closed, the investor paid gross proceeds of approximately $6.5 million, before deducting offering fees and other expenses of $0.5 million payable by the Company, representing the exercise price of $28.00 per share for the 207,448 shares of Class A common stock issuable upon the exercise of the Series A Warrants, February Class A Warrants, and

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
October Warrants (collectively, the “Induced Warrants”), plus an additional $3.50 consideration per share. Net proceeds of $6.0 million from the exercise of the Induced Warrants was recorded to additional paid-in capital. The additional $3.50 of consideration per share represented a modification of the Induced Warrants.
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
On November 8, 2023, only 84,877 shares of Class A common stock were delivered to the investor due to beneficial ownership limitations on the exercise of the Series A Warrants, February Class A Warrants and October Warrants. The remaining 122,572 shares were subsequently delivered to the investor, in accordance with the beneficial ownership limitations in the respective warrant agreements, during the year ended December 31, 2023.
October 2023 Securities Purchase Agreement
On October 2, 2023, the Company entered into a Securities Purchase Agreement (the “October SPA”) with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “October Offering”), (i) an aggregate of 20,715 shares of the Company’s Class A common stock at a purchase price of $28.00 per share, (ii) pre-funded warrants (the “October Pre-Funded Warrants”) to purchase an aggregate of 122,143 shares of Class A common stock, and (iii) warrants to purchase 142,858 shares of Class A common stock (the “October Warrants”).
The purchase price of each October Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the October Offering minus $0.00014. The October Pre-Funded Warrants have an exercise price of $0.00014 per share and are exercisable at any time after the issuance, subject to the availability of authorized but unissued shares of Class A common stock, and will not expire until exercised. The October Warrants have an exercise price of $28.00 and are exercisable at any time after issuance, subject to the availability of authorized but unissued shares of Class A common stock. The October Warrants will expire five years from the date of issuance.
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
The Company estimated the fair value of the October Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00014 exercise price. The Company estimated the fair value of the October Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

October Warrants
Warrant term (years)	5.00
Volatility	92.00%
Risk-free rate	4.67%
Dividend yield	0.00%

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
In connection with the October Offering, the Company also agreed to amend each of the Series A Warrants, Series B Warrants, and February Class A Warrants (collectively, the “Modified Warrants”) to purchase up to an aggregate of 48,068, 48,068, and 16,523 shares of Class A common stock, respectively, at an exercise price of $100.52 per share. Prior to amendment, the Series A Warrants and February Class A Warrants had a termination date of September 11, 2028 and the Series B Warrants had a termination date of September 11, 2024. Upon amendment, each of the Series A Warrants, Series B Warrants, and February Class A Warrants will have a reduced exercise price of $28.00 per share and a termination date of October 4, 2028.
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
On October 4, 2023, the Company issued 48,068 shares of Class A common stock as a result of the exercise of the Series B Warrants and received cash proceeds of approximately $1.3 million.
Subsequent to the October Offering, during the year ended December 31, 2023, the Company issued 122,143 shares of Class A common stock as a result of all of the October Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
September 2023 Securities Purchase Agreement
On September 7, 2023, the Company entered into a Securities Purchase Agreement (the “September SPA”) with an investor, pursuant to which the Company issued and sold to the investor in a registered offering (the “September 2023 Offering”), (i) an aggregate of 15,000 shares of the Company’s Class A common stock at a purchase price of $104.02 per share, (ii) pre-funded warrants (the “September 2023 Pre-Funded Warrants”) to purchase an aggregate of 33,068 shares of Class A common stock, and (iii) Series A warrants to purchase 48,068 shares of Class A common stock (the “September 2023 Series A Warrants”), and (iv) Series B warrants to purchase 48,068 shares of Class A common stock (the “September 2023 Series B Warrants” together with the September 2023 Series A Warrants, the “September 2023 Warrants”).
The purchase price of each September 2023 Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the September 2023 Offering minus $0.00014. The September 2023 Pre-Funded Warrants have an exercise price of $0.00014 per share and are exercisable at any time after the issuance, subject to the availability of authorized but unissued shares of Class A common stock, and will not expire until exercised. The September 2023 Warrants have an exercise price of $100.52 and are exercisable at any time after issuance, subject to the availability of authorized but unissued shares of Class A common stock. 48,068 of the September 2023 Warrants will expire on September 11, 2028 (the September 2023 Series A Warrants) and 48,068 of the September 2023 Warrants will expire on September 11, 2024 (the September 2023 Series B Warrants).
The Company received aggregate gross proceeds from the September 2023 Offering of approximately $5.0 million, before deducting estimated issuance costs of $0.4 million, in connection with the September 2023 Offering. Net proceeds of $4.6 million from the September 2023 Offering was recorded to additional paid-in capital. Both the September 2023 Pre-Funded Warrants and the September 2023 Warrants met the requirements for equity classification.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
The Company estimated the fair value of the September 2023 Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00014 exercise price. The Company estimated the fair value of the September 2023 Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

	September 2023 Series A Warrants	September 2023 Series B Warrants
Warrant term (years)	5.00	1.00
Volatility	85.00%	79.00%
Risk-free rate	4.35%	5.33%
Dividend yield	0.00%	0.00%
In connection with the September 2023 Offering, the Company also agreed to amend the February Class A Warrants to purchase up to an aggregate of 16,523 shares of Class A common stock at an exercise price of $805.00 per share with a termination date of August 27, 2028 (see discussion of the February Offering below). Upon amendment, the February Class A Warrants exercise price was reduced to $100.52 per share and the termination date was extended to September 11, 2028.
The Company estimated the fair value of the February Class A Warrants immediately before and after modification using the Black-Scholes valuation model and determined an incremental increase in fair value of approximately $0.6 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the February Class A Warrants was accounted for as an additional equity issuance cost for the September 2023 Offering, which was recorded to additional paid-in capital. The significant inputs into the Black‑Scholes valuation model before and after the modification date are as follows:

	Before Modification	After Modification
Warrant term (years)	4.97	5.01
Volatility	84.00%	85.00%
Risk-free rate	4.40%	4.33%
Dividend yield	0.00%	0.00%
Subsequent to the September 2023 Offering, during the year ended December 31, 2023, the Company issued 33,068 shares of Class A common stock as a result of all of the September 2023 Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
February 2023 Securities Purchase Agreement
On February 23, 2023, the Company entered into a Securities Purchase Agreement (the “February SPA”) with an investor, pursuant to which the Company issued and sold to the investor in a registered offering (the “February Offering”), (i) an aggregate of 13,423 shares of the Company’s Class A common stock at a purchase price of $605.22 per share, (ii) pre-funded warrants (the “February Pre-Funded Warrants”) to purchase an aggregate of 3,101 shares of Class A Stock, and (iii) warrants to purchase 16,523 shares of Class A Stock (the “February Class A Warrants”).
The purchase price of each February Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the February Offering minus $0.00014. The February Pre-Funded Warrants have an exercise price of $0.00014 per share and are exercisable at any time after the issuance, subject to the availability of authorized but unissued shares of Class A common stock, and will not expire until exercised. The February Class A Warrants have an exercise price of $805.00 per share and exercisable beginning on August 27, 2023, subject to the availability of authorized but unissued shares of Class A common stock, and will expire August 27, 2028.
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
The Company estimated the fair value of the February Pre-Funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00014 exercise price. The Company estimated the fair value of the February Class A Warrants using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

Warrant term (years)	5.51
Volatility	85.00%
Risk-free rate	4.03%
Dividend yield	0.00%
Subsequent to the February SPA, during the year ended December 31, 2023, the Company issued 3,101 shares of Class A common stock as a result of all of the February Pre-Funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
Co-Founder Divestment and Stock Repurchase Agreements
In accordance with the NSA and pursuant to stock repurchase agreements entered into with the Company, the Co‑Founders sold 100% of their respective equity interests in the Company on June 30, 2021. The Company paid an aggregate of $40.0 million to the Co-Founders following the Business Combination, and an additional payment of an aggregate of $10.0 million was payable after cumulative business combination or capital raising transactions resulted in cash proceeds to the Company of no less than $250.0 million.
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
Public and Private Warrants
As of December 31, 2024 and 2023, the Company had Public and Private Warrants outstanding to purchase 12,322 shares and 16,104 shares of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $8,050 per share, subject to adjustment, at any time commencing on August 12, 2021. The Public and Private Warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Private Warrants assumed in connection with the Business Combination are accounted for as a derivative liability and a decrease of the estimated fair value of the warrants of $0.6 million for the year ended December 31, 2023, was recorded in other income (expense) within the consolidated statements of operations. The Public Warrants and the legacy outstanding Private Warrants were recorded as equity within the consolidated statements of stockholders’ equity.
Contingent Sponsor Earnout Shares
As a result of the Business Combination, the Company modified the terms of 2,054 shares of Class A common stock held by SRAC’s sponsor (the “Sponsor Earnout Shares”), such that all such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $8,750, two thirds of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $10,500, and one third of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $12,250, in each case, prior to the fifth anniversary of the Business Combination. Certain events which change the number of outstanding shares of Class A common stock, such as a split, combination, or recapitalization, among other potential events, will equitably adjust the target vesting prices above. The Sponsor Earnout Shares may not be transferred without the Company’s consent until the shares vest.

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
2021 Equity Incentive Plan
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 8,547 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options, non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of Shares determined by the Board of Directors. During the year ended December 31, 2024, the shares available for grant under the 2021 Plan increased by 17,751 and 321 due to the evergreen provision and forfeitures from both the Initial Plan and the 2018 Plan, respectively. As of December 31, 2024, there were 23,392 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 2,280 shares of Class A common stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to the lesser of (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase and (ii) 2,280 shares. The 2021 ESPP Plan became effective immediately following the Closing. During the year ended December 31, 2024, the shares available for issuance under the 2021 ESPP Plan increased by 2,958 due to the evergreen provision. During the year

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
ended December 31, 2024, there were 0 shares issued under the 2021 ESPP Plan. The Company has an outstanding liability pertaining to the ESPP of $4 thousand as of December 31, 2024, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, pending issuance at the end of the offering period. As of December 31, 2024, there were 5,954 shares remaining available for issuance.
2022 Inducement Equity Plan
In February 2022, the Company adopted the 2022 Inducement Equity Plan (the “2022 Plan”), under which 5,715 shares of Class A common stock were initially reserved for issuance. The 2022 Plan allows for the issuance of NSOs, RSAs, SARs, RSUs, and stock bonus awards, subject to certain eligibility requirements. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four‑year period.
On March 22, 2023, the Company adopted the first amendment to the 2022 Plan to increase the number of shares of Class A common stock available for issuance under the 2022 Plan from 5,715 shares of Class A common stock to 10,000 shares of Class A common stock. All other terms of the 2022 Plan remained the same.
On May 8, 2023, the Company adopted the second amendment to the 2022 Plan to increase the number of shares of Class A common stock available for issuance under the 2022 Plan from 10,000 shares of Class A common stock to 11,429 shares of Class A common stock. All other terms of the 2022 Plan remained the same.
As of December 31, 2024, only RSU grants have been made under the 2022 Plan and there were 8,230 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the year ended December 31, 2024:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,707	$957.07
Forfeitures	(321)	167.77
Outstanding as of December 31, 2024	1,386	$1,139.61	6.4	$—
Exercisable as of December 31, 2024	1,317	$1,105.19	6.3	$—
Vested and expected to vest as of December 31, 2024	1,386	$1,139.61	6.4	$—
As of December 31, 2024, there was a total of $0.1 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 0.2 years.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the year ended December 31, 2024. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2023	15,694	$1,214.92
Vested	(4,389)	1,620.22
Forfeited	(5,381)	684.28
Outstanding as of December 31, 2024	5,924	$1,388.75
As of December 31, 2024, there was a total of $4.3 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 0.7 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $0.05 million.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development expenses	$793	$2,131
Selling, general and administrative expenses	5,700	6,349
Total	$6,493	$8,480
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Year Ended December 31,
(in thousands)	2024	2023
Options	$289	$352
RSUs & RSAs	6,204	8,115
ESPP	—	13
Total	$6,493	$8,480
Issuance of Common Stock to Non-employees
During the year ended December 31, 2023, the Company issued 193 shares of the Company’s Class A common stock to a third party consulting firm in exchange for public relations services. The shares were not issued under the equity incentive plans described above. Under the agreement, the shares are contingently forfeitable in the event of early termination by the Company. The shares had an issuance date fair value of $0.1 million to be recorded as consulting expense over the six-month term of the agreement. Related consulting expense of $0.1 million was recognized over the six month term of the agreement. The Company issued no shares to non-employees in the current year.
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
As the Company incurred a net loss for the years ended December 31, 2024 and 2023, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Year Ended December 31,
	2024	2023
Options and unvested stock units outstanding	7,310	17,423
Warrants outstanding	2,824,504	443,321
Convertible promissory notes	715,436	—
Contingent Sponsor Earnout Shares	2,054	2,054
Total	3,549,304	462,798
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of December 31, 2024, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
2025	$2,975
Total	$2,975
Legal Proceedings
Securities Class Actions
On July 15, 2021, a purported stockholder of SRAC filed a putative class action complaint against SRAC, SRC-NI Holdings, LLC (“Sponsor”), Brian Kabot (SRAC CEO), James Norris (SRAC CFO), Momentus, and the Company’s co-founder and former CEO, Mikhail Kokorich, in the United States District Court for the Central District of California, in a case captioned Jensen v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05744 (the “Jensen class action”). The complaint alleges that the defendants omitted certain material information in their public statements and disclosures regarding the Business Combination, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020 and July 13, 2021. Subsequent complaints captioned Hall v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05943 and Depoy v. Stable Road Acquisition Corp., et al., No. 2:21-cv-06287 were consolidated in the first filed matter (collectively, referred to as the “Securities Class Actions”). An amended complaint was filed on November 12, 2021. The Company disputes the allegations in the Securities Class Actions.
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
As a result of the agreement to settle the Securities Class Action, the Company recorded a litigation settlement contingency of $8.5 million. The Company additionally recorded an insurance receivable of $4.0 million for the insurance proceeds expected from its insurers related to the settlement. The net amount of $4.5 million was recognized in litigation settlement, net during the year ended December 31, 2022. As of December 31, 2024, the contingent liability in relation to Securities Class Action has been paid in full.
CFIUS Review
In February 2021, the Company and Mikhail Kokorich submitted a joint notice to the Committee on Foreign Investment in the United States (“CFIUS”) for review of the historical acquisition of interests in the Company by Mr. Kokorich, his wife, and entities that they control in response to concerns of the DoD regarding the Company’s foreign ownership and control. On June 8, 2021, the DoD and the U.S. Department of the Treasury, on behalf of CFIUS, Mr. Kokorich, on behalf of himself and Nortrone Finance S.A. (an entity controlled by Mr. Kokorich), Lev Khasis and Olga Khasis, each in their respective individual capacities and on behalf of Brainyspace LLC (an entity controlled by Olga Khasis) entered into the NSA.
In accordance with the NSA and pursuant to stock repurchase agreements entered into with the Company, effective as of June 8, 2021, each of Mr. Kokorich, Nortrone Finance S.A., and Brainyspace LLC (collectively “the Co‑Founders”) agreed to sell 100% of their respective equity interests in the Company on June 30, 2021. The Company paid an aggregate of $40 million to the Co-Founders following the Business Combination, and an additional payment of an aggregate of $10 million was payable within 10 business days after cumulative business combination or capital raising transactions (whether in the form of debt or equity) resulted in cash proceeds to the Company of no less than $250 million.
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
The Company incurred legal expenses related to these matters of approximately $0.4 million for the year ended December 31, 2023.
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
Shareholder Derivative Litigation
On June 20, 2022, a shareholder derivative action was filed by Brian Lindsey, on behalf of the Company, in the U.S. District Court for the Central District of California, Case No. 2:22-cv-04212, against the Company (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood. This derivative action alleges the same core allegations as stated in the securities class action litigation. Defendants dispute the allegations as stated in this derivative action. On September 27, 2022, Plaintiff filed his Notice of Voluntary Dismissal without Prejudice seeking to dismiss the case. Because Plaintiff’s dismissal of this derivative action was voluntary and without prejudice, this plaintiff and/or other shareholders may seek to re‑file the claims asserted in this matter at a later date. As noted below, Brian Lindsey re-filed a shareholder derivative action in Delaware Chancery Court on June 30, 2023.
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
On April 25, 2023, a shareholder derivative action was filed by Justin Rivlin, purportedly on behalf of the Company, in the U.S. District Court for the District of California, Case No. 2:23-cv-03120, against the Company (as a nominal defendant), Brian Kabot, James Norris, Marc Lehmann, James Hofmockel, and Ann Kono. The Rivlin derivative action alleges the same core allegations as stated in the Securities Class Actions. The Company has filed a motion to dismiss the complaint on the grounds that the claims are time-barred and that the plaintiff was not excused from making a demand on the Company before filing the lawsuit. The Company intends to vigorously defend the litigation. On August 4, 2023, the plaintiff in the Rivlin action responded to the Company’s motion to dismiss by filing an amended complaint adding new claims and new defendants, including existing Board members Chris Hadfield, Mitchel B. Kugler, Kimberly A. Reed, Linda J. Reiners, and John C. Rood.
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
On September 16, 2024, the U.S. District Court for the Northern District of California issued an order primarily approving the settlement and providing for notice of the settlement to stockholders of the Company in the matters captioned Hanna v. Kabot, et al., Case No. 5:23-cv-00374 (N.D. Cal.); Rivlen v. Kabot, et al., Case No. 2:23‑cv-03120 (C.D. Cal.); Lindsey v. Quiroga, et al., Case No. 20230674 (Del. Ch.); and the litigation demand made by Momentus stockholder, Kamal Qureshi (collectively, the “Derivative Matters”). The proposed settlement

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
calls for the Company to adopt certain corporate governance reforms and pay lead plaintiffs’ attorney’s fees, litigation expenses, and lead plaintiff service awards.
The order set a final approval hearing for November 21, 2024 and the U.S. District Court for the North District of California approved the settlement agreement, including the dismissal with prejudice of all claims against the defendants, via Order dated January 10, 2025. The matter was fully covered under the Company’s insurance policy, and all associated legal fees and settlement costs were paid directly by the insurer. As a result, the Company did not incur any expenses related to legal fees or settlement costs in connection with this matter.
SAFE Note Litigation
On July 20, 2022, The Larian Living Trust (“TLLT”) filed an action against the Company in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4.0 million in the Company. TLLT alleges that a “liquidity event” occurred when the Company closed the Business Combination, such that it was entitled to the greater of its $4.0 million investment or its “Conversion Amount” of the Company’s shares, which was a total of 1,036 shares of the Company’s stock. TLLT further alleges that the Company refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its attorney’s fees and costs. On March 16, 2023, the Company’s motion to dismiss TLLT’s claims was denied and the parties will move forward with discovery. On July 13, 2023, the Company filed a motion for partial summary judgment. The hearing on the Company’s motion for partial summary judgment was set for November 8, 2023, TLLT filed an Answering Brief on September 15, 2023, and the Company filed a Reply Brief on October 16, 2023. On January 31, 2024, the Superior Court denied the Company’s motion for partial summary judgment. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company and TLLT have held settlement discussions, but an agreement in principle has not been finalized.
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
Both Messrs. Kokorich and Khasis have, through counsel, disagreed with the Company’s position. For example, Mr. Kokorich is named as a defendant in the securities class action pending against the Company and other defendants, although he has not been served nor appeared in those matters. In addition, Mr. Kokorich is the sole defendant in a civil litigation action filed against him by the Securities and Exchange Commission, which remains pending in the U.S. District Court for the District of Columbia, Case No. 1:21-cv-01869. Mr. Kokorich has demanded indemnification and advancement from the Company for his fees and costs incurred in these actions, which claims are disputed by the Company.
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2022-0722) seeking indemnification and advancement from the Company. Following the Company filing a motion to dismiss this action, on November 14, 2022, Mr. Kokorich filed an amended complaint. Additional motions to dismiss and replies were filed and considered at a hearing on February 2, 2023. The Delaware Court of Chancery granted the Company’s motion to dismiss the Kokorich indemnification claim action on May 15, 2023.On June 13, 2023, Mr. Kokorich filed a notice of appeal. On July 28, 2023, Mr. Kokorich filed Appellant’s Brief. The Company filed Appellee’s Answering Brief on August 28, 2023, and Mr. Kokorich filed a Reply Brief on September 15, 2023. The oral argument on Mr. Kokorich’s appeal was scheduled for November 15, 2023. On November 30, 2023, the Delaware Supreme Court affirmed the judgement of the Delaware Court of Chancery.
On March 24, 2023, Mr. Khasis filed a verified complaint against the Company in the Delaware Court of Chancery (Case. No. 2023-0361) seeking indemnification and advancement of expenses from the Company. On April 17,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
2023, the Company filed a motion to dismiss. On May 16, 2023. Mr. Khasis filed an amended complaint. On May 23, 2023, Momentus filed a motion to dismiss the amended complaint. Separately, Mr. Khasis has requested an expedited trial in his claim for advancement of fees. On June 23, 2023, the Court of Chancery ordered that Mr. Khasis indemnification litigation will not be stayed pending the appeal of the Kokorich claim. Moreover, the Court of Chancery further ordered the parties to prepare a scheduling order to the Court which includes all relevant deadlines to argue the Company’s motion to dismiss and Mr. Khasis’ expedited motion for advancement concurrently.
The parties have discussed potential settlement terms. While these discussions have been ongoing, Mr. Khasis has stayed discovery in his indemnification and advancement case. Mr. Khasis may decide to restart discovery and, more broadly, his indemnification and advancement litigation against Momentus. Also, other similar or related litigation may be filed against Momentus. In response to the Court’s request for a status update, the Plaintiff moved to voluntarily dismiss its complaint without prejudice, which Momentus did not oppose. On November 26, 2024, the Court granted plaintiff’s motion.
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
On May 29, 2024, the court issued its orders on the motions to dismiss: (1) granting the motions to dismiss with respect to Defendants Fred Kennedy and Dawn Harms and dismissing the claims against them with prejudice, and (2) with respect to the SRAC Defendants, granting the motion to dismiss with prejudice. However, the court noted that Defendants Brian Kabot, James Hofmockel, and James Norris did not move to dismiss the portion of Count II relating to alleged misrepresentations concerning the value of SRAC shares issued in the merger and Defendant Brian Kabot did not move to dismiss the portion of Count III relating to the same. As such, the claims as to the SRAC were dismissed with prejudice, except for these remaining claims.
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
Threatened Claims
On October 23, 2023, Stephen J. Purcell, on behalf of the law firm Purcell & Lefkowitz LLP, threatened to file a legal proceeding to receive attorney’s fees in the amount of $80,000 related to a stockholder litigation demand letter submitted to Momentus, dated July 20, 2021 on behalf of Joel Zalvin, a purported stockholder of Momentus. The stockholder litigation demand letter asserted that the vote to increase the number of shares of Class A common stock of Momentus at the special meeting of stockholders on August 11, 2021 was conducted in violation of Delaware law. On March 14, 2023, the Delaware Court of Chancery granted the Company’s request pursuant to 8 Del. C. § 205, or Section 205 of the Delaware General Corporation Law (the “Petition”) in order to validate and declare effective the Second Amended and Restated Certificate of Incorporation of the Company and validate and declare effective the shares of the Company’s Class A common stock issued in reliance on such provisions of the Second Amended and Restated Certificate of Incorporation of the Company as of the date of the original issuance of such shares. Further on March 14, 2023, the Court of Chancery entered an order under 8 Del. C. § 205 (i) declaring the Second Amended and Restated Certificate of Incorporation of the Company, including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on August 12, 2021, and (ii) ordering that the Company’s Class A common stock (and the issuance of the Class A common stock) described in the Petition and any other securities issued in reliance of the validity of the Second Amended and Restated Certificate of Incorporation of the Company are validated and declared effective, each as of the original issuance dates. Momentus did not take action in response to the July 20, 2021 demand letter, but rather filed the Petition over one year later, following a decision by the Delaware Chancery Court that created uncertainty as to the validity of the Company’s Second Amended and Restated Certificate of Incorporation. Accordingly, Momentus believes that the threatened claim is without merit and intends to vigorously defend any such claim if brought.
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
Note 13. Income Taxes
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023:

(in thousands)	December 31, 2024		December 31, 2023
Tax provision (benefit) at U.S. statutory rate	$(7,297)	21.0%	$(14,473)	21.0%
State income taxes, net of federal benefit	$(812)	2.3%	$(6,694)	9.7%
Non-deductible expenses	2	—%	261	(0.4)%
Change in value of equity instruments	33	(0.1)%	(118)	0.2%
Loss on extinguishment of debt	894	(2.6)%	—	—%
Deferred adjustments	—	—%	(56)	0.1%
Other	(2,004)	5.8%	(172)	0.3%
Research and development credits	—	—%	(274)	0.4%
IRC Sec. 174	—	—%	217	(0.3)%
Uncertain tax positions	—	—%	69	(0.1)%
Change in valuation allowance	9,184	(26.4)%	21,240	(30.8)%
	$—	—%	$—	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Income Taxes (cont.)
presents the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Deferred Tax Assets
Net operating loss carryforwards	$47,769	$37,037
Start-up and Organization Costs	16,530	16,913
Capitalized research and development credits	9,549	10,943
Intangibles	5,793	6,703
Stock-based compensation	6,725	4,972
Research and development credits	4,842	4,842
Operating lease obligations	241	1,375
Accrued expenses and reserves	—	621
Property and equipment	257	233
Other		1
Total deferred tax assets before Valuation Allowance	91,706	83,640
Valuation allowance	(91,624)	(82,440)
Total deferred tax assets	$82	$1,200
Deferred Tax Liabilities
Operating lease right-of-use assets	$(82)	$(1,200)
Total deferred tax liabilities	$(82)	$(1,200)
Net deferred tax assets	$—	$—
Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2024 the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2024 was an increase of $9.2 million.
As of December 31, 2024, the Company had net operating loss carryforwards for federal and state income tax purposes of $202.6 million and $79.6 million, respectively, which will begin to expire in 2037, with $202.6 million of our federal net operating loss carryforward lasting indefinitely. As of December 31, 2023, the Company had federal and state NOL carryforwards of $157.3 million and $59.2 million, respectively. As of December 31, 2024, the Company had federal and California research and development credit carryforwards of $4.0 million and $3.1 million, respectively. As of December 31, 2023, the Company had federal and California research and development credit carryforwards of $4.0 million and $3.1 million, respectively. The federal research and development credit will begin to expire in 2039, and the California research and development credit has no expiration.
The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.
As of December 31, 2024, and 2023, the total amount of gross unrecognized tax benefits was $1.8 million and $1.8 million, respectively, including $0 of interest and penalties. As of December 31, 2024, $0 of the total unrecognized

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Income Taxes (cont.)
tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2020 for federal purposes and 2019 for state purposes, except in certain limited circumstances.
Before Vigoride 3 launch, the Company was in start-up phase and had no revenue recognized as of May 31, 2022. Under Section 195(b), all the expenses other than R&D, taxes and interest income/expense must be capitalized and amortized from the date the Company starts active trade or business. As of December 31, 2023, Section 195(b) costs accumulated an ending gross DTA of $75.4 million. The Company began active trade or business as of June 1, 2022 and amortized Section 195(b) costs for the remainder of the year. The Company has Section 195(b) gross deferred tax assets of $69.8 million as of December 31, 2024.
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
Note 15. Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss and net cash used in operations to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between research and development and selling, general and administrative expenses and determination of cash from financing activities required.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Revenues	$2,114	$3,089
Cost of Revenues	66	855
Gross Profit	2,048	2,234
Operating Expenses:
Research and development expenses	9,782	34,351
Selling, general and administrative expenses	21,949	36,055
Total Operating expenses	31,731	70,406
Loss from operations	(29,683)	(68,172)

Other income (expense), net:
Change in fair value of warrant liability	—	561
Realized loss on disposal of assets	(188)	(17)
Interest income	25	1,225
Interest expense	(395)	(2,337)
Loss on debt extinguishment	(4,258)	—
Other income (expense)	(447)	(180)
Total other income (expense)	(5,263)	(748)
Net Loss	$(34,946)	$(68,920)

See the consolidated financial statements for other financial information regarding the Company’s operating segment. The Company’s long-lived tangible assets, as well as the Company's operating right-of-use assets recognized on the Consolidated Balance Sheets are located in the United States.
Note 16. Supplemental Disclosures for Consolidated Statements of Cash Flows

Supplemental disclosures for the accompanying consolidated statements of cash flows consist of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Supplemental disclosure of non-cash investing and financing activities
Purchases of property, machinery and equipment in accounts payable and accrued expenses at year end	$—	$113
Purchases of intangible assets in accounts payable and accrued expenses at year end	20	20
Issuance costs related to warrant modifications	1,272	2,130
Issuance costs related to placement agent warrants	386	—
Relative fair value of warrants issued with convertible notes	1,305	—
Relative fair value of warrants issued with loan payable	121	—
Fair value of warrants issued for debt issuance costs	2,000	—
Remeasurement of operating lease right-of-use assets and lease obligations	3,845	—

Supplemental disclosure of cash flow information
Cash paid for interest	$106	$980

Note 17. Subsequent Events
Change in Chief Legal Officer
On January 27, 2025, Paul Ney, the Chief Legal Officer and Corporate Secretary of the Company, tendered his resignation effective as of January 28, 2025, to join the Trump Administration and serve as the Deputy Counsel to the President for National Security Affairs and National Security Council Legal Advisory. Jon Layman replaced Mr. Ney as Momentus Chief Legal Officer and Corporate Secretary on February 14, 2025.
February 2025 Public Offering
On February 11, 2025, the Company consummated a “best efforts” public offering (the “February 2025 Offering”) of an aggregate of (i) 300,000 shares (the “February 2025 Shares”) of Class A common stock, (ii) 973,886 pre‑funded warrants (“February 2025 Pre-Funded Warrants”) to purchase up to 973,886 shares of Class A common stock (the “February 2025 Pre-Funded Warrant Shares”), and (iii) 1,273,886 Common Stock purchase warrants (“February 2025 Common Warrants”) to purchase up to 1,273,886 shares of Class A common stock (the “Common Warrant Shares”). Each share of Class A common stock, or a February 2025 Pre-Funded Warrant in lieu thereof, was sold together with an accompanying February 2025 Common Warrant to purchase one share of Class A common stock.
The public offering price for each share of Class A common stock and one accompanying Common Warrant was $3.92499. The public offering price of each Pre-Funded Warrant and one accompanying Common Warrant was $3.925, which equals the price at which one share of Common Stock and accompanying Common Warrant was sold to the public in this offering, minus $0.00001. The exercise price of each Pre-Funded Warrant is $0.00001 per share. Each Common Warrant offered in the February 2025 Offering is exercisable for one share of Common Stock and has an initial exercise price equal to $3.80.
The Company received aggregate gross proceeds from the February 2025 Offering of approximately $5 million, before deducting placement agent’s fees and other offering expenses. The Company intends to use the proceeds of the February 2025 Offering for general corporate purposes.
In connection with the February 2025 Offering, the Company entered into a securities purchase agreement (the “February 2025 Purchase Agreement”) with a single institutional investor (the “Investor”), pursuant to which the Company agreed not to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of Common Stock or Common Stock equivalents for a period of thirty (30) days and will not effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of Common Stock or Common Stock Equivalents (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the Purchase Agreement) for a period of six (6) months after the Closing Date, subject to certain exceptions.
Also in connection with the February 2025 Offering, the Company entered into an amendment to the September, October, and December Warrants with the Investor, pursuant to which the exercise price per share of the Common Stock under each Warrant shall be $3.80, subject to adjustment. The warrant amendment is subject to stockholder approval, and the warrants shall expire five years from the date stockholder approval is obtained. If stockholder approval is not obtained by the date that is six (6) months following the initial date of issuance of these Warrants, then the exercise price of the Warrants will automatically be reduced to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Common Stock on the date that is six (6) months following the initial date of issuance of the Warrants and the Warrants will expire five years following the date that is six (6) months following the initial date of issuance of the Warrants.
Additionally, in connection with the February 2025 Offering, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.” or the “Placement Agent”), pursuant to which the Placement Agent agreed to act as Placement Agent on a reasonable “best efforts” basis in connection with the February 2025 Offering. The Company paid the Placement Agent a cash fee equal to 7.0% of the gross proceeds raised in the February 2025 Offering. In addition, the Company has also agreed to reimburse the Placement Agent for legal expenses incurred by it in connection with the February 2025 Offering in an amount not to exceed $95,000 and up to $10,000 for certain reasonable non-accountable fees and expenses. In addition, the Placement Agent will receive warrants (the “Placement Agent Warrants”) to purchase such number of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Subsequent Events (cont.)
shares of Common Stock equal to 5.0% of the aggregate number of shares of Common Stock sold in the February 2025 Offering, or an aggregate of 63,694 shares of Common Stock. The Placement Agent Warrants will have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants will have an exercise price of $4.3175 per share (representing 110% of the offering price per share of Common Stock and accompanying Common Warrant) and will expire five years from the commencement of the sales pursuant to the February 2025 Offering.
Secured Convertible Promissory Note-Conversion Price Reduction
On July 12, 2024, the Company entered into a Secured Convertible Promissory Note (the “July Convertible Note”) with Space Infrastructures Ventures, LLC (“SIV”) which as of March 3, 2025 had a net carrying value of approximately $1.4 million. On March 3, 2025, the Board of Directors of the Company approved a reduction in the conversion price for the July Convertible Note from $7.41 per share to $2.12 per share during the period beginning on March 3, 2025 and continuing until there are no further obligations outstanding under the July Convertible Note.
Warrant Inducement Agreement
On March 20, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of existing warrants (the “Existing Warrants”) to purchase shares of Class A common stock, par value $0.00001 per share, of the Company. Pursuant to the Inducement Agreement, the Holder agreed to exercise for cash on March 21, 2025. Existing Warrants to purchase an aggregate of 1,071,429 shares of the Company’s Class A common stock at an exercise price of $1.93 per share, which was the closing price of the Class A common stock on the Nasdaq Capital Market as of the close of trading on March 20, 2025. Prior to entering into the Inducement Agreement, the Existing Warrants would have been immediately exercisable at an exercise price of $3.80 per share. The Company will receive aggregate gross proceeds of approximately $2.07 million from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses payable by the Company.
In consideration of the Holder’s agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to 2,142,858 shares of Class A common stock, which is equal to 200% of the number of shares of Class A common stock issued upon exercise of the Existing Warrants (the “Inducement Warrant Shares”). The Company agreed in the Inducement Agreement to file a registration statement on Form S-1 within 30 days of March 20, 2025, providing for the resale of the Inducement Warrant Shares by the holders of the Inducement Warrant Shares.

The Company engaged A.G.P./Alliance Global Partners (“A.G.P.”) to act as its financial advisor in connection with the transactions summarized above and will pay A.G.P. an aggregate fee equal to approximately $145,000 in connection with the transactions contemplated by the Inducement Agreement and reimburse A.G.P. for certain accountable legal expenses incurred by A.G.P. in connection with the transactions described herein. The Company expects to use the net proceeds from these transactions for general corporate purposes and to continue to fund the Company’s operations while it pursues a potential strategic transaction, although there can be no guarantee that such efforts will result in any such strategic transaction and at this time, the Company does not intend to provide further updates unless and until there have been material developments in this regard.

The Inducement Warrants will have an exercise price of $2.00 per share, will be exercisable on or after the date that approval is obtained from the Company’s stockholders as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC (or any successor entity) (the “Stockholder Approval Date”) and will expire on the five-year anniversary of the Stockholder Approval Date. The exercise price and the number of shares of Class A common stock issuable upon exercise of each Inducement Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Class A common stock. In addition, in certain circumstances, upon a fundamental transaction (as defined in the Inducement Warrants), a holder of Inducement Warrants will be entitled to receive, upon exercise of the Inducement Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Inducement Warrants immediately prior to the fundamental transaction.

The Company may not effect the exercise of certain Inducement Warrants, and the applicable holder will not be entitled to exercise any portion of any such Inducement Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Class A common stock beneficially owned by the holder of such Inducement Warrant (together with its affiliates) to exceed 4.99% of the number of shares of Class A common stock

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Subsequent Events (cont.)
outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Inducement Warrants.

Tables of Contents
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.

In connection with the preparation of this report, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our Disclosure Controls as of December 31, 2024. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of December 31, 2024, due to the material weakness in internal control over financial reporting described below.

Our management, including our CEO and CFO, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this report, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness described below.

Tables of Contents
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of the Company’s financial statements for the year ended December 31, 2024, management identified a material weakness related to misclassification errors in our accounting for certain matters including the following:

•misclassifying $0.2 million of other income activity as revenue, where a transaction outside the scope of ASC 606 was incorrectly presented in revenue rather than other income;
•misclassifying $0.1 million in legal expenses that were costs associated with an offering of common stock and warrants as legal costs instead of recording them as a reduction to additional paid-in capital in accordance with applicable guidance;
•a misclassifying $1.7 million related to the Company’s prepaid research and development expense balance. Based on the nature of the underlying items, which included both deposits for undelivered goods and components received intended for use in commercial launch services, the balance did not meet the criteria for prepaid research and development expense under ASC 730. The Company has subsequently recorded and reclassified the balance from current assets to other non-current assets, ensuring proper classification in accordance with U.S. GAAP; and
•misclassifying $0.3 million of accounts payable as accrued liabilities.

There were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis.

Management’s Plan to Remediate the Material Weakness

Management will implement remediation steps to address the material weakness and to improve our internal control environment. Company Management will prepare a plan with specific steps and milestones. This plan will be briefed to the Disclosure Committee and Audit Committee, and then to the full Board of Directors. The Company will engage with outside consultants to review the revised control processes and procedures and assist with implementation as necessary. The Company’s progress in implementation will be reviewed regularly by management, and the Disclosure and Audit Committees of the Board of Directors.

No assurance can be made that our remediation efforts will be completed in a timely manner or that the updated controls and procedures associated with such efforts will be deemed adequate after being subjected to testing. If not remediated, this material weakness could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because the Company is not an accelerated filer and not a large accelerated filer.
Changes in Internal Control Over Financial Reporting
Other than as discussed above, there were no changes in internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.
PART III

Tables of Contents
ITEM 10. Directors, Executive Officers and Corporate Governance
Our Corporate Governance Guidelines, the charters for our Audit, Compensation, Disclosure, and Nominating and Corporate Governance Committees and our Code of Conduct covering all employees, including our principal executive officer and principal financial officers, are available on our website, investors.momentus.space, under the “Governance – Governance Overview” caption. A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Momentus Inc., 3901 N. First Street, San Jose, California 95134. We intend to disclose any amendments to or waivers of the Code of Conduct on behalf of our principal financial officer, principal financial officer and persons performing similar functions on our website, at investors.momentus.space, promptly following the date of any such amendment or waiver
The information required by this item will be set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in the definitive Proxy Statement for our Annual Meeting of Stockholders in 2025 (the “2025 Proxy Statement”) and is incorporated by reference herein.
ITEM 11. Executive Compensation
The information required by this item will be set forth under the captions “Executive Compensation,” and “Corporate Governance” in the 2025 Proxy Statement and is incorporated by reference herein.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in the 2025 Proxy Statement and is incorporated by reference herein.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in the 2025 Proxy Statement and is incorporated by reference herein.
ITEM 14. Principal Accountant Fees and Services
The information required by this item will be set forth under the caption “Independent Public Accountants” in the 2025 Proxy Statement and is incorporated by reference herein.

PART IV

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MOMENTUS INC.
Date: March 31, 2025	By:	/s/ John C. Rood
	Name:	John C. Rood
	Title:	Chief Executive Officer

Date: March 31, 2025	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Interim Chief Financial Officer
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

Signature	Title	Date
/s/ John C. Rood	Chief Executive Officer and Director	March 31, 2025
John C. Rood	(Principal Executive Officer)
/s/ Lon Ensler	Interim Chief Financial Officer	March 31, 2025
Lon Ensler	(Principal Financial and Accounting Officer)
/s/ Brian Kabot	Director	March 31, 2025
Brian Kabot
/s/ Chris Hadfield	Director	March 31, 2025
Chris Hadfield
/s/ Kimberly A. Reed	Director	March 31, 2025
Kimberly A. Reed
/s/ Linda J. Reiners	Director	March 31, 2025
Linda J. Reiners
/s/ Mitchel B. Kugler	Director	March 31, 2025
Mitchel B. Kugler
/s/ Vic Mercado	Director	March 31, 2025
Vic Mercado

ITEM 15. Exhibits and Financial Statement Schedules
The following are filed as part of this Annual Report on Form 10-K:

Tables of Contents
1.Financial Statements. The accompanying Index to Financial Statements on page 51 of this Annual Report on Form 10-K is provided in response to this item.
2.List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts, included within the Consolidated Financial Statements or is not applicable.
3.Exhibits - See below.

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

3.1	Form 8-K filed on August 18, 2021
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 22, 2023).
3.3
Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Momentus Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2024).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
3.5	First Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2023).
4.1
Warrant Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and SRAC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 7, 2023).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 16, 2024).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 7, 2024).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
4.8	Form of Class A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
4.9	Form of Class B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 16, 2024).

Tables of Contents

4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024).
4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 18, 2024).
4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 18, 2024).
4.14	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.15	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.16	Amendment to Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.17	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.18	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 21, 2025).
10.1
Amended and Restated Registration Rights Agreement, dated as of August 12, 2021, by and among the Company, Sponsor, and certain other parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.2	Form of Insider Letter (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.4#†	Momentus 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.5#†	Form of option award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.6#†	Form of RSU award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.7#†	Momentus 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.8#†	Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 14, 2022).
10.9#
First Amendment to the Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-270761) filed on March 14, 2022).

10.10#
Second Amendment to the Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333‑272104) filed on May 19, 2023).

10.11#	Form of option award agreement under 2022 Inducement Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2022).
10.12#	Form of RSU award agreement under 2022 Inducement Equity Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2022).
10.13	Employment Agreement of John C. Rood dated August 1, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.14#†	Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.15	SEC Order in Administrative Proceeding 3-20393 (incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on July 21, 2021).
10.16#†
Momentus Inc. Amended and Restated 2018 Stock Plan and forms of award agreement thereunder (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 4 to Registration Statement on Form S-4 filed on July 21, 2021).

10.17	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023).
10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2024).

Tables of Contents

10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2024).
10.20	Form of Change in Control Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023).
10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
10.23	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-282724) filed on October 18, 2024).
10.24
Secured Convertible Promissory Note, dated July 12, 2024, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-282724) filed on October 18, 2024).

10.25
First Amendment to Secured Convertible Promissory Note, dated July 12, 2024, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 17, 2024).

10.26
Secured Convertible Promissory Note, dated October 24, 2024, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024).

10.27
First Amendment to Secured Convertible Promissory Note, dated October 24, 2024, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 17, 2024).

10.28
Loan Agreement, dated December 13, 2024, by and between Momentus Inc. and J.J. Astor & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2024).

10.29	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024).
10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
10.31
Form of Warrant Inducement Agreement, by and between Momentus Inc. and the Holder identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2025).

16.1	Letter from the Company’s former independent accountant, dated July 24, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on July 25, 2023).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
23.1	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm.
23.2	Consent of Armanino LLP, independent registered public accounting firm.
24.1	Power of Attorney (filed as part of the signature page)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Momentus Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on June 6, 2024).
99.1	Notice of Pendency and Proposed Settlement of Derivative Matters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 26, 2024).
99.2	Stipulation and Agreement of Settlement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 26, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Tables of Contents

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

__________
#    Management contract or compensatory plan or arrangement
*     Filed herewith
**     Furnished herewith
†Certain of the exhibits and schedules to this Exhibit List have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
ITEM 16. Form 10-K Summary
Not applicable.