Form 10-K/A
period 2024-12-31
Momentus Inc.
filed 2025-04-09
CIK 1781162

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

EXPLANATORY NOTE

Momentus Inc. (“Momentus”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to provide a revised Exhibit Index in Part IV, Item 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025 (the “Original 10-K”), including removing Exhibit 23.2 (Armanino’s consent), and to file Exhibit 23.1 (Frank Rimerman’s consent), which was inadvertently omitted from the Original 10-K filing. Accordingly, the Exhibit Index has been amended and restated in its entirety to reflect these changes. Momentus is also providing new certifications from its principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, Momentus has not modified or updated any disclosures contained in the Original 10-K. Accordingly, this Amendment does not reflect events occurring after the date of filing of the Original 10-K and therefore continues to speak only as of the date of the Original 10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1.	Exhibits - See below.

Exhibit Number	Description of Exhibit
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

10.17	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023).
10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2024).
10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2024).
10.20	Form of Change in Control Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023).
10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
10.23	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-282724) filed on October 18, 2024).
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

16.1	Letter from the Company’s former independent accountant, dated July 24, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on July 25, 2023).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
23.1*	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm.
24.1	Power of Attorney (filed as part of the signature page)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Momentus Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on June 6, 2024).
99.1	Notice of Pendency and Proposed Settlement of Derivative Matters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 26, 2024).
99.2	Stipulation and Agreement of Settlement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 26, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
†
Certain of the exhibits and schedules to this Exhibit List have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MOMENTUS INC.
Date: April 9, 2025	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Interim Chief Financial Officer