Form 10-Q
period 2025-03-31
Momentus Inc.
filed 2025-05-15
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 5,536,616 shares of Class A common stock as of May 12, 2025.

Tables of Contents
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Generally, statements that are not historical facts, including statements concerning Momentus Inc.’s (the “Company,” “Momentus,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations.
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to raise additional capital to finance its operations and business plan; the results of the Company’s evaluation of the strategic alternatives and the risks associated with any transactions pursued as a results thereof; the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; successful completion of our efforts to prepare our spacecraft for flight, that the vehicles that we plan to operate in future missions will be ready on time, or that they will operate as intended; the ability of the Company to effectively market and sell satellite buses; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties

Tables of Contents
described under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2025, as amended on April 9, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on April 1, 2025, as amended on April 9, 2025, may not be exhaustive.
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

Tables of Contents

ITEM 1. Financial Statements

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,398	$1,572
Accounts receivable	—	879
Insurance receivable	408	408
Prepaids and other current assets	3,031	1,667
Total current assets	6,837	4,526
Property, machinery and equipment, net	1,871	2,182
Intangible assets, net	240	253
Operating right-of-use asset	288	347
Other non-current assets	2,491	2,644
Total assets	$11,727	$9,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,312	$5,596
Accrued liabilities	2,887	3,006
Loan payable, current	3,759	4,957
Contract liabilities, current	2,765	345
Operating lease liability, current	827	685
Litigation settlement contingency	420	420
Other current liabilities	3	1
Total current liabilities	16,973	15,010
Contract liabilities, non-current	239	1,901
Warrant liability	3	3
Operating lease liability, non-current	—	333
Other non-current liabilities	484	515
Total non-current liabilities	726	2,752
Total liabilities	17,699	17,762
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and 0 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 4,780,010 issued and outstanding as of March 31, 2025; 250,000,000 shares authorized and 2,780,597 issued and outstanding as of December 31, 2024	—	—
Class B common stock, $0.00001 par value; 0 shares authorized and 0 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	408,193	400,183
Accumulated deficit	(414,165)	(407,993)
Total stockholders’ deficit	(5,972)	(7,810)
Total liabilities and stockholders’ equity deficit	$11,727	$9,952
The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Service revenue	$322	$513
Gross profit	322	513
Operating expenses:
Research and development expenses	1,915	2,676
Selling, general and administrative expenses	4,592	6,164
Total operating expenses	6,507	8,840
Loss from operations	(6,185)	(8,327)
Other income (expense), net:
Interest income	4	18
Interest expense	156	(57)
Gain on debt extinguishment	58	—
Other income (expense)	(205)	53
Total other income, net	13	14
Net loss	$(6,172)	$(8,313)
Net loss per share, basic and diluted	$(1.64)	$(9.25)
Weighted average shares outstanding, basic and diluted	3,761,542	899,068
The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(in thousands, except share data)

	Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance, December 31, 2024	2,780,597	$—	$400,183	$(407,993)	$(7,810)
Issuance of common stock upon vesting of RSUs	1,951	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(424)	—	(1)	—	(1)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,057	—	1,057
Issuance of common stock and related warrants in registered offering, net of issuance costs	300,000	—	4,401	—	4,401
Issuance of common stock upon exercise of pre-funded warrants	1,176,886	—	—	—	—
Issuance of common stock in connection with warrant inducement, net of issuance costs	331,000	—	1,889	—	1,889
Issuance of common stock for convertible note principal and interest	190,000	—	664	—	664
Net loss	—	—	—	(6,172)	(6,172)
Balance, March 31, 2025	4,780,010	$—	$408,193	$(414,165)	$(5,972)

Balance, December 31, 2023	591,712	$—	$376,234	$(373,047)	$3,187
Issuance of common stock upon vesting of RSUs	2,613	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(425)	—	(3)	—	(3)
Stock-based compensation - stock options, RSAs, RSUs	—	—	1,443	—	1,443
Issuance of common stock and related warrants in registered offering, net of issuance costs	158,572	—	7,171	—	7,171
Issuance of common stock upon exercise of pre-funded warrants	435,092	—	—	—	—
Net loss	—	—	—	(8,313)	(8,313)
Balance, March 31, 2024	1,187,564	$—	$384,845	$(381,360)	$3,485
The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,172)	$(8,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324	222
Amortization of debt (premium) and issuance costs	(315)	46
Amortization of right-of-use asset	59	283
Gain on debt extinguishment	(58)	—
Stock-based compensation expense	1,057	1,443
Changes in operating assets and liabilities:
Accounts receivable	879	(15)
Prepaids and other current assets	(1,363)	1,288
Insurance receivable	—	(308)
Other non-current assets	153	18
Accounts payable	716	26
Accrued liabilities	(119)	(276)
Accrued interest	127	—
Other current liabilities	—	(4)
Contract liabilities	758	115
Operating lease liability	(191)	(310)
Litigation settlement contingency	—	526
Other non-current liabilities	(30)	6
Net cash used in operating activities	(4,175)	(5,253)

Cash flows from investing activities:
Purchases of intangible assets	—	(39)
Net cash used in investing activities	—	(39)

Cash flows from financing activities:
Payment of convertible notes	(288)	—
Principal payments on loan payable	—	(2,319)
Proceeds from exercise of warrants	2,068	—
Payments for issuance costs related to exercise of warrants	(179)	—
Repurchase of Section 16 Officer shares for tax coverage exchange	(1)	(3)
Proceeds from issuance of common stock and related warrants	5,000	8,000
Payments for issuance costs related to common stock and related warrants	(599)	(829)
Net cash provided by financing activities	6,001	4,849

Increase (Decrease) in cash, cash equivalents and restricted cash	1,826	(443)
Cash, cash equivalents and restricted cash, beginning of period	1,572	2,492
Cash, cash equivalents and restricted cash, end of period	$3,398	$2,049

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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
Momentus has launched four missions to date, deployed 17 customer satellites, and provided hosted payload services. Three of these missions involved operation of the Vigoride Orbital Service Vehicle (“OSV”) in orbit. During these three Vigoride missions, the system and technology were tested repeatedly. Improvements based on lessons learned during these missions were rapidly incorporated. As a result of these three missions, the Vigoride OSV has been successfully demonstrated in space and accumulated significant flight heritage. The Company has produced its next Orbital Service Vehicle, Vigoride 7, that it intends to utilize on a future mission or for use as a satellite bus.
In addition to the Vigoride OSV, Momentus is now also offering its M-1000 satellite bus which has substantial commonality with Vigoride. With a growing demand for satellite bus services, Momentus is positioned to advance its hardware and flight-proven technology for this market. The M-1000 bus is a flexible option to meet various mission requirements. Innovations to improve sensor capability, maneuverability, increased power, and lower costs are integrated into the product. Momentus believes it can manufacture satellite buses like the M-1000 at a rapid and scalable pace.
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
Going Concern
The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these condensed consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date the Company remains heavily

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
focused on growth and continued development of its proprietary technology, and as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s consolidated financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net loss of $6.2 million for the three months ended March 31, 2025, and accumulated deficit of $414.2 million as of March 31, 2025. Additionally, the Company used net cash of $4.2 million to fund its operating activities for the three months ended March 31, 2025, and had cash and cash equivalents of $3.4 million as of March 31, 2025.
Pursuant to the requirements of ASC Sub-Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated interim financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated interim financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.
In connection with the preparation of the condensed consolidated interim financial statements for the three months ended March 31, 2025, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such condensed consolidated interim financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations, scaling of commercial production, and maintain its existing services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations until such time, if ever, the Company can generate revenues sufficient to achieve profitability. The Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate all opportunities to access additional capital through any available means.
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
The accompanying condensed consolidated interim financial statements have been prepared on a going concern basis of accounting. The accompanying condensed consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
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
Also on the effective date of each reverse stock split, all options, warrants and other convertible securities of the Company outstanding immediately prior to each reverse stock split were adjusted by dividing the number of shares of Class A common stock into which the options, warrants and other convertible securities are exercisable or convertible by the factor applied in each reverse stock split, and multiplying the exercise or conversion price thereof by the same amount, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and restricted stock units issued and issuable under the Company’s equity compensation plan.
The Company has retroactively adjusted all periods presented for the effects of the December 2024 1-for-14 reverse stock split. See Note 9 for additional information.
Note 2. Summary of Significant Accounting Policies
Consolidated Interim Financial Information
The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (the “FASB”).
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The accompanying condensed consolidated interim financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2025 and December 31, 2024, the results of operations for the three months ended March 31, 2025 and 2024, the statement of stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2024 and 2023, filed with the SEC in our Annual Report on Form 10-K filed by the Company on April 1, 2025, and Form 10-K/A filed on April 9, 2025.
Principles of Consolidation
The condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated interim financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates. Significant estimates inherent in the preparation of the condensed consolidated interim financial statements include, but are not limited to, the timing of revenue recognition, accounting for useful lives of property, machinery and equipment, net, intangible assets, net, accrued liabilities, leases, income taxes including deferred tax assets and liabilities, impairment valuation, stock-based compensation, warrant liabilities, and litigation contingencies.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when initially purchased.
The Company places its cash in the bank, which may at times be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per depositor, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.
Accounts Receivable
Accounts receivable as of December 31, 2024, represent amounts primarily due from the Defense Advanced Research Project Agency (“DARPA”) to provide support to the DARPA Novel Orbital and Moon Manufacturing, Materials, and Mass-efficient Design (NOM4D) program, including arranging launch services, payload integration, and in-orbit hosting of the payload for a complex in-space assembly mission. Accounts Receivable are stated at invoice value less estimated allowances for credit losses. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, aging of the accounts receivable balances, economic conditions, and other factors that may affect a customer’s ability to pay. The allowance for credit losses as of March 31, 2025 and December 31, 2024, was zero.
Deferred Fulfillment and Prepaid Launch Costs
The Company prepays for certain launch costs to third-party providers that will carry the transport vehicle to orbit. Prepaid costs allocated to the delivery of a customers’ payload are classified as deferred fulfillment costs and prepaid costs allocated to our payload are classified as prepaid launch costs. All deferred fulfillment and prepaid launch costs recognized as cost of revenue upon delivery of the related payloads.
As of March 31, 2025 and December 31, 2024, the Company had deferred fulfillment and prepaid launch costs of $3.1 million and $2.6 million, respectively, with $1.5 million and zero recorded within prepaids and other current assets, respectively, and $1.6 million and $2.6 million recorded within other non-current assets in our condensed consolidated balance sheets.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
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
Loss Contingencies
The Company estimates loss contingencies in accordance with ASC Sub-Topic 450-20, Loss Contingencies (“ASC 450-20”), which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the condensed consolidated interim financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the condensed consolidated interim financial statements and (ii) the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 12 for additional information.
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
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the three months ended March 31, 2025 and 2024, the Company recorded $0.2 million and $0.5 million, respectively, of revenue from the U.S. Government.
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of March 31, 2025 and December 31, 2024, the Company had customer deposit balances of $3.0 million and $2.2 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
condensed consolidated balance sheets. Included in the collected amount as of March 31, 2025 and December 31, 2024, are $0.2 million and $1.9 million, respectively, of non-current deposits.
During the three months ended March 31, 2025, the Company recognized $0.3 million of revenue, due to engineering services performed under the DARPA NOM4D and other DARPA programs, payment under the Space Development Agency Hybrid Acquisition for Proliferated Low Earth Orbit (HALO) program, and forfeited customer deposits primarily related to expired options. Of the $0.3 million of revenue recognized, $0.1 million was derived from the December 31, 2024 contract liability balance. During the three months ended March 31, 2024, the Company recognized $0.5 million of revenue, due to engineering services performed on the Space Development Agency milestone two agreement and forfeited customer deposits primarily related to expired options. Of the $0.5 million of revenue recognized, $0.04 million was derived from the December 31, 2023 contract liability balance.
The disaggregation of revenue by type is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Forfeited customer deposits	87	35
Engineering project services	235	478
Total revenue	$322	$513
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three months ended March 31, 2025 and at December 31, 2024.
Certain of the Company’s warrants are recorded as a derivative liability pursuant to ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model. The primary significant unobservable input used in the valuation of the warrants is expected stock price volatility. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The expected term was based on the maturity of the warrants, which is 5 years for Class A common stock warrants and 1.5 years for Class B common stock warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. Upon conversion of the Legacy Momentus private warrants immediately prior to the business combination, the key valuation input was the closing price of Company’s Class A common stock on the Closing, as the expected term and volatility were immaterial to the pricing model. There were no transfers between levels of input during the three months ended March 31, 2025 and 2024.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)
Balance, December 31, 2024	$3
Change in Fair Value	—
Balance, March 31, 2025	$3
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
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
Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption and are classified in interest expense in the condensed consolidated statements of operations.

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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three months ended March 31, 2025 and 2024, there were no impairments of long‑lived assets. See Note 4 and Note 5 for additional information.
Stock-based Compensation
The Company has a stock incentive plan under which equity awards are granted to employees, directors, and consultants. All stock-based payments are recognized in the condensed consolidated interim financial statements based on their respective grant date fair values.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the three months ended March 31, 2025 and 2024.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
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
Our chief operating decision maker “CODM” uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States and of the $0.3 million of revenue recognized by the Company during the three months ended March 31, 2025, none was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
Recently Issued Accounting Standards
Although there are several new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or results of operations.
In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes, which must

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
occur by June 30, 2027, or the amendments will not take effect. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on its consolidated financial statement disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), that requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-06 will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact of ASU 2024-03 will have on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 15 Segment and Geographic Information in the accompanying notes to the condensed consolidated interim financial statements for further detail.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application and early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025, which did not have a material impact on its consolidated financial statement disclosures.
In March 2024, the FASB issued ASU 2024-02 which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification. The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The Company adopted ASU 2024-02 on January 1, 2025, which did not have a material impact on its consolidated financial statements and related disclosures.
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Prepaid launch costs, current	$1,451	$—
Prepaid insurance and other assets	1,580	1,667
Total	$3,031	$1,667

As of March 31, 2025 and 2024, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $1.6 million and $2.6 million, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Computer equipment	$10	$10
Leasehold improvements	2,391	2,391
Machinery and equipment	2,839	2,839
Property, machinery and equipment, gross	5,240	5,240
Less: accumulated depreciation	(3,369)	(3,058)
Property, machinery and equipment, net	$1,871	$2,182

Depreciation expense related to property, machinery and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense is recorded within operating expenses.
Note 5. Intangible Assets
Intangible assets, net consisted of the following as of March 31, 2025:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(223)	$240	5.0
Total	$463	$(223)	$240
Intangible assets, net consisted of the following as of December 31, 2024:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(210)	$253	5.3
Total	$463	$(210)	$253
Amortization expense related to intangible assets was $0.01 million and $0.01 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2025	$39
2026	52
2027	52
2028	44
2029	28
Thereafter	25
Total	$240
Note 6. Leases
The Company leases office space under a non-cancellable operating lease. In January 2021, the Company commenced a lease in San Jose, California. The lease had an original expiration date in February 1, 2028.
Due to an event of default under the lease occurring in October 2024, and the likelihood of the landlord executing its right to early terminate the lease as a result, the Company determined this represented a remeasurement event and

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 6. Leases (cont.)
remeasured the lease as of December 31, 2024. On February 26, 2025, the landlord executed its option to terminate the lease early on March 31, 2026.
The components of operating lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$275	$368
Variable lease expense	158	150
Short-term lease expense	6	18
Total lease expense	$439	$536
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of March 31, 2025, the weighted-average remaining lease term was 1.0 year and the weighted-average discount rate was 149.0%.
As of March 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2025	$1,220
2026	419
Total lease payments	1,639
Less: Imputed interest	(812)
Present value of lease liabilities	$827
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Legal and other professional services	$1,423	$1,906
Compensation expense	289	84
Research and development projects	23	75
Other accrued liabilities	1,152	941
Total	$2,887	$3,006
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
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
On December 18, 2024, the Company prepaid $2.4 million in order to extinguish the December Loan. The Company recognized a $0.8 million loss on extinguishment in the condensed consolidated statements of operations related to the December Loan.
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
Amounts borrowed under the July Convertible Note are secured by a lien on substantially all of the assets of the Company. In lieu of cash payments of accrued interest, SIV, in its sole discretion, may elect to receive shares of Class A common stock at a conversion price of $7.41 per share. On the maturity date, subject to the satisfaction of applicable legal and regulatory conditions, all outstanding obligations under the July Convertible Note automatically convert into Class A common stock at the conversion price.
The July Convertible Note requires SIV’s consent to take certain actions, such as increasing compensation, purchasing assets, extending financing, making capital expenditures, repaying debts outside the ordinary course of business or investing in any entity or enterprise.
The July Convertible Note can be prepaid in full at any time, subject to a prepayment penalty fee of 10%. The July Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of Momentus. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“Default Interest Derivative”). The Default Interest Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, December 31, 2024, and March 31, 2025, the Default Interest Derivative was valued at zero.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
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
The October Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The October Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of the Company. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“Default Interest Derivative”). The Default Interest Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, December 31, 2024, and March 31, 2025, the Default Interest Derivative was valued at zero.
In November 2024, the Company amended the July Convertible Note and the October Convertible Note (the “November Amendment”). The November Amendment, among other things, accelerated the borrowing date for the second tranche of the October Convertible Note, for which the Company immediately borrowed the $1.0 million available under the second tranche, and provided that owed under both the July Convertible Note and the October Convertible Note may be converted to Class A common stock at any time. The November Amendment was accounted for as an extinguishment of both the July Convertible Note and the October Convertible Note. The Company recognized a $3.2 million loss on extinguishment in the condensed consolidated statements of operations related to the November Amendment, resulting from the difference between the carrying value and reacquisition price of the July Convertible Note and the first tranche of the October Convertible Note. The Company recognized an aggregate debt premium of $1.2 million related to the July Convertible Note and the first tranche of the October

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
Convertible Note as a result. Furthermore, the Company recognized an additional $0.3 million loss on extinguishment in the condensed consolidated statements of operations for a debt premium resulting from the difference between the proceeds received and fair value of the second tranche of the October Convertible Note.
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
The Company capitalized cash debt issuance costs of $0.1 million in relation to the November Amendment. The debt issuance costs, including $0.7 million allocated from the Investor Warrants and $0.5 million related to the December SIV Warrants, and $0.3 million debt premium for the second tranche of the October Convertible Note are being amortized over the term of the October Convertible Note using an effective interest rate of 348%. The debt premium of $0.7 million related to the first tranche of the October Convertible Note is being amortized over the term of the October Convertible Note using an effective interest rate of (18)%.
On February 7, 2025, in Company converted $0.2 million of principal and $0.1 million of accrued interest, including unamortized premium of $0.05 million, of the October Convertible Note into 40,000 shares of Class A common stock at a conversion price of $7.41 per share. The conversion was accounted for under ASC 470-20, with no gain or loss recognized.
On March 3, 2025, the Board of Directors of the Company approved a reduction in the conversion price for the July Convertible Note from $7.41 per share to $2.12 per share during the period beginning on March 3, 2025 and continuing until there are no further obligations outstanding under the July Convertible Note. The reduction in the conversion price for the July Convertible Note was accounted for as an extinguishment. The Company recognized a $0.1 million gain on extinguishment in the condensed consolidated statements of operations related to this extinguishment, resulting from the difference between the carrying value and reacquisition price of the July Convertible Note. The Company recognized a debt premium of $0.2 million related to the July Convertible Note, which is being amortized over the term of the July Convertible Note using an effective interest rate of (25)%.
Furthermore, on March 3, 2025, in Company converted $0.3 million of principal and $0.03 million of accrued interest of the July Convertible Note into 150,000 shares of Class A common stock at a conversion price of $2.12 per share. The conversion was accounted for under ASC 470-20, with no gain or loss recognized.
As of March 31, 2025, the July Convertible Note has a carrying amount of $1.3 million, consisting of principal of $1.2 million and unamortized premium of $0.1 million, and the October Convertible Note has a carrying value of $2.4 million, consisting of principal of $2.8 million and net unamortized discount of $0.4 million. The total loan payable consisted of convertible promissory note principal of $4.0 million and accrued interest of $0.1 million. The convertible notes have future scheduled maturities of $4.0 million for 2025.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization related to the Term Loan was zero and $0.05 million for the three months ended March 31, 2025 and 2024, respectively.
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
Each share of preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into ten (10) shares of Class A common stock.
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
March 2025 Warrant Inducement Agreement
On March 20, 2025, the Company entered into a warrant inducement agreement with an investor who was holding the Modified Warrants (see discussion of the February 2025 Offering below). Pursuant to the warrant inducement agreement, on March 21, 2025, the investor agreed to exercise for cash 1,071,429 of the Modified Warrants (the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
“Induced Warrants”). The investor paid gross proceeds of $2.1 million, before deducting offering fees and other expenses of $0.2 million payable by the Company, representing the exercise price of $1.93 per share for the 1,071,429 shares of Class A common stock issuable upon the exercise of the Induced Warrants. Prior to entering into the warrant inducement agreement, the Induced Warrants would have been immediately exercisable at an exercise price of $3.80 per share. Net proceeds of $1.9 million from the exercise of the Induced Warrants was recorded to additional paid-in capital.
The Company agreed to issue new warrants to purchase up to 2,142,858 shares of Class A common stock, with an exercise price of $2.00 (the “March 2025 Warrants”), in consideration of the investor’s agreement to exercise the Induced Warrants. The Company agreed in the to file a registration statement on Form S-1 within 30 days of March 20, 2025, providing for the resale of the shares issuable by the March 2025 Warrants. The March 2025 Warrants will be exercisable immediately after issuance and will expire five years from the date of issuance. The March 2025 Warrants meet the requirements for equity classification.
The Company may not effect the exercise of certain March 2025 Warrants, and the investor will not be entitled to exercise any portion of any such March 2025 Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Class A common stock beneficially owned by the Holder of such March 2025 Warrant (together with its affiliates) to exceed 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such March 2025 Warrant.
On March 24, 2025, only 331,000 shares of Class A common stock were delivered to the investor due to beneficial ownership limitations on the exercise of the Induced Warrants. An additional 115,429 shares were subsequently delivered to the investor during April 2025. The remaining 625,000 shares have not yet been delivered to the investor, in accordance with the beneficial ownership limitations in the respective warrant agreements.
February 2025 Public Offering
On February 11, 2025, the Company consummated a “best efforts” public offering (the “February 2025 Offering”) of an aggregate of (i) 300,000 shares of Class A common stock at a purchase price of $3.925 per share, (ii) prefunded warrants (the “February 2025 Pre-Funded Warrants”) to purchase 973,886 shares of Class A common stock, and (iii) warrants to purchase 1,273,886 shares of Class A common stock (the “February 2025 Warrants”).
The purchase price of each February 2025 Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the February 2025 Offering minus $0.00001. The February 2025 Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The February 2025 Warrants have an exercise price per share of Class A common stock equal to $3.80 per share and will expire five years from the date of issuance. The February 2025 Offering closed on February 11, 2025.
The Company received aggregate gross proceeds from the February 2025 Offering of approximately $5.0 million, before deducting estimated issuance costs of $0.6 million. Net proceeds of $4.4 million from the February 2025 Offering was recorded to additional paid-in-capital. Both the February 2025 Pre-Funded Warrants and the February 2025 Warrants meet the requirements for equity classification.
In connection with the February 2025 Offering, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company agreed not to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents for a period of thirty (30) days and will not effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction for a period of six (6) months after the February 11, 2025, subject to certain exceptions.
Also in connection with the February 2025 Offering, the Company agreed to amend the September 2024 Class A Warrants, September 2024 Class B Warrants (see discussion of the September 2024 Offering below), December Warrants (see discussion of the December 2024 Offering below), and Investor Warrants (collectively, the “Modified Warrants”) to purchase up to an aggregate of 714,286, 357,143, 800,000, and 357,143 shares of Class A common stock, respectively. Prior to amendment, the September 2024 Class A Warrants, September 2024 Class B Warrants,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
and Inventor Warrants had an exercise price of $8.05 per share and the December Warrants had an exercise price of $6.08 per share. The September 2024 Class A Warrants, September 2024 Class B Warrants, December Warrants, and Investor Warrants had termination dates of March 17, 2030, March 17, 2026, December 18, 2029, and April 24, 2030, respectively. Upon amendment, each of the Modified Warrants will have a reduced exercise price of $3.80 per share and a termination date of February 11, 2030.
Additionally, in connection with the February 2025 Offering, the Company entered into a Placement Agency Agreement on February 11, 2025, with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the February 2025 Offering and issued warrants (the “February 2025 Placement Agent Warrants”) to purchase 63,694 shares of Class A common stock at an exercise price of $4.3175, exercisable immediately upon issuance. The February 2025 Placement Agent Warrants will expire five years from the date of issuance.
December 2024 Securities Purchase Agreement
On December 17, 2024, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “December 2024 Offering”) (i) 230,000 shares of Class A common stock at a purchase price of $6.20 per share, (ii) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase 570,000 shares of Class A common stock, and (iii) warrants to purchase 800,000 shares of Class A common stock (the “December Warrants”).
The purchase price of each December Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the December 2024 Offering minus $0.00001. The December Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The December Warrants have an exercise price per share of Class A common stock equal to $6.08 per share and will expire five years from the date of issuance. The December 2024 Offering closed on December 18, 2024.
The Company received aggregate gross proceeds from the December 2024 Offering of approximately $5.0 million, before deducting estimated issuance costs of $0.5 million. Net proceeds of $4.4 million from the December 2024 Offering was recorded to additional paid-in-capital. Both the December Pre-Funded Warrants and the December Warrants meet the requirements for equity classification.
In connection with the December 2024 Offering, the Company entered into a Placement Agency Agreement on December 17, 2024, with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the December 2024 Offering and issued warrants (the “December Placement Agent Warrants”) to purchase 40,000 shares of Class A common stock at an exercise price of $6.82, exercisable immediately upon issuance. The December Placement Agent Warrants will expire 5 years from the date of issuance. The $0.3 million fair value of the December Placement Agent Warrants was accounted for as an additional equity issuance cost for the December 2024 Offering, which was recorded to additional paid-in-capital.
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
The September 2024 Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after issuance, and will not expire until exercised. The September 2024 Warrants have an exercise price per share of Class A common stock equal to $8.05 per share. The September 2024 Class A Warrants will expire on March 17, 2030, and the September 2024 Class B Warrants will expire on March 17, 2026. The exercise price and the number of shares of Class A common stock issuable upon exercise of the September 2024 Warrants is subject to

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Class A common stock. The investor may not exercise the September 2024 Warrants until 6 months after the original issuance date of the September 2024 Warrants. The September 2024 Offering closed on September 17, 2024.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
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
Public and Private Warrants
As of March 31, 2025 and 2024, the Company had Public and Private Warrants outstanding to purchase 12,322 shares and 16,104 shares of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $8,050 per share, subject to adjustment, at any time commencing on August 12, 2021. The Public and Private Warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Private Warrants assumed in connection with the Business Combination are accounted for as a derivative liability and a decrease of the estimated fair value of the warrants of $0.6 million for the year ended December 31, 2023, was recorded in other income (expense) within the condensed consolidated statements of operations. The Public Warrants and the legacy outstanding Private Warrants were recorded as equity within the condensed consolidated statements of stockholders’ equity.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
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
2021 Equity Incentive Plan
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 8,547 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options, non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such number of Shares determined by the Board of Directors. As of March 31, 2025, there were 24,459 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 2,280 shares of Class A common stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase or (ii) 2,280 shares. Participation in the 2021 ESPP Plan has been suspended by the Board of Directors. The 2021 ESPP Plan became effective immediately following the Closing. The Company has an outstanding liability pertaining to the ESPP of $4 thousand as of March 31, 2025, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, which will be refunded to participants due to the suspension of the plan. As of March 31, 2025, there were 5,960 shares remaining available for issuance.
2022 Inducement Equity Plan
In February 2022, the Company adopted the 2022 Inducement Equity Plan (the “2022 Plan”), under which 5,715 shares of Class A common stock were initially reserved for issuance. The 2022 Plan allows for the issuance of NSOs, RSAs, SARs, RSUs, and stock bonus awards, subject to certain eligibility requirements. The Board of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
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
As of March 31, 2025, only RSU grants have been made under the 2022 Plan and there were 8,355 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the three months ended March 31, 2025:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,386	$1,139.61
Forfeitures	(1)	1,778.00
Outstanding as of March 31, 2025	1,385	$1,138.23	6.1	$—
Exercisable as of March 31, 2025	1,385	$1,138.23	6.1	$—
Vested and expected to vest as of March 31, 2025	1,385	$1,138.23	6.1	$—
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the three months ended March 31, 2025. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2024	5,924	$1,388.75
Vested	(2,075)	1,005.80
Forfeited	(746)	1,491.70
Outstanding as of March 31, 2025	3,103	$1,620.55
As of March 31, 2025, there was a total of $2.1 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 0.8 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $0.01 million.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development expenses	$212	$(73)
Selling, general and administrative expenses	845	1,516
Total	$1,057	$1,443
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended March 31,
(in thousands)	2025	2024
Options	$42	$76
RSUs & RSAs	1,015	1,367
Total	$1,057	$1,443
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
As the Company incurred a net loss for the three months ended March 31, 2025 and 2024, the inclusion of certain options, unvested stock units, warrants, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options and unvested stock units outstanding	4,488	19,753
Warrants outstanding	4,076,371	1,036,983
Convertible promissory notes	1,082,990	—
Contingent Sponsor Earnout Shares	2,054	2,054
Total	5,165,903	1,058,790
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of March 31, 2025, the Company’s future unconditional purchase obligations are as follows:

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)

(in thousands)
Remainder of 2025	$210
Total	$210
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
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
On February 27, 2023 the Company raised aggregate gross proceeds of $10.0 million through the sale of securities (see Note 9 for additional information), which together with the Business Combination and other capital raising activities triggered the $10.0 million liability to the Co-Founders in accordance with the terms of the stock repurchase agreements. The amount had previously been recorded as an estimated liability with a corresponding offset to additional paid-in capital within the condensed consolidated statements of stockholders’ equity as of December 31, 2022. CFIUS terminated the NSA in January 2024 at the request of the Company, and the Company is no longer subject to the provisions of the NSA.
The Company incurred legal expenses related to these matters of approximately $0.1 million for the three months ended March 31, 2024.
Shareholder Section 220 Litigation
On June 16, 2022, Plaintiff and the Company’s shareholder James Burk filed a verified complaint against the Company in the Delaware Court of Chancery, Case No. 2022-0519, to inspect the books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. Plaintiff seeks production of books and records relating to the management of the Company and its disclosures to potential investors in connection with the Business Combination. On March 14, 2023, the Court granted the parties stipulation of dismissal with prejudice, and the matter was closed. The Company from time to time responds to books and records requests properly submitted pursuant to applicable Delaware law.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
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
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against the Company in the Delaware Court of Chancery (Case No. 2022-0722) seeking indemnification and advancement from the Company. Following the Company filing a motion to dismiss this action, on November 14, 2022, Mr. Kokorich filed an amended complaint. Additional motions to dismiss and replies were filed and considered at a hearing on February 2, 2023. The Delaware Court of Chancery granted the Company’s motion to dismiss the Kokorich indemnification claim action on May 15, 2023.On June 13, 2023, Mr. Kokorich filed a notice of appeal. On July 28, 2023, Mr. Kokorich filed Appellant’s Brief. The Company filed Appellee’s Answering Brief on August 28, 2023, and Mr. Kokorich filed a Reply Brief on September 15, 2023. The oral argument on Mr. Kokorich’s appeal was scheduled for November 15, 2023. On November 30, 2023, the Delaware Supreme Court affirmed the judgement of the Delaware Court of Chancery.
On March 24, 2023, Mr. Khasis filed a verified complaint against the Company in the Delaware Court of Chancery (Case No. 2023-0361) seeking indemnification and advancement of expenses from the Company. On April 17, 2023, the Company filed a motion to dismiss. On May 16, 2023. Mr. Khasis filed an amended complaint. On May 23, 2023, Momentus filed a motion to dismiss the amended complaint. Separately, Mr. Khasis has requested an expedited trial in his claim for advancement of fees. On June 23, 2023, the Court of Chancery ordered that Mr. Khasis indemnification litigation will not be stayed pending the appeal of the Kokorich claim. Moreover, the Court of Chancery further ordered the parties to prepare a scheduling order to the Court which includes all relevant deadlines to argue the Company’s motion to dismiss and Mr. Khasis’ expedited motion for advancement concurrently.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
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
Vendor Dispute and Threatened Litigation

A vendor to the Company has demanded payment of outstanding invoices in the amount of approximately $0.4 million. In March 2025, the Company made a settlement proposal to the vendor. In April 2025, the Vendor rejected the Company’s proposed terms and threatened legal action unless the claimed amount is paid in full. The parties continue to discuss settlement options. The outstanding amount is included in the Company’s accounts payable balance as of March 31, 2025.

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
Note 13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2025 and 2024, respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues	$322	$513
Gross Profit	322	513
Operating Expenses:
Research and development expenses	1,915	2,676
Selling, general and administrative expenses	4,592	6,164
Total Operating expenses	6,507	8,840
Loss from operations	(6,185)	(8,327)

Other income (expense), net:
Interest income	4	18
Interest expense	156	(57)
Gain on debt extinguishment	58	—
Other income (expense)	(205)	53
Total other income (expense)	13	14
Net Loss	$(6,172)	$(8,313)

See the condensed consolidated interim financial statements for other financial information regarding the Company’s operating segment. The Company’s long-lived tangible assets, as well as the Company’s operating right-of-use assets recognized on the condensed consolidated balance sheets are located in the United States.
Note 16. Supplemental Disclosures for Condensed Consolidated Statements of Cash Flows

Supplemental disclosures for the accompanying condensed consolidated statements of cash flows consist of the following:

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Purchases of intangible assets in accounts payable and accrued expenses at period end	$—	$1
Issuance of common stock upon partial conversion of convertible note	$664	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$32	$12

Note 17. Subsequent Events
Master Services Agreement with Velo3D, Inc.
On April 14, 2025, the Company entered into a master services agreement (the “Master Services Agreement”) with Velo3D, Inc. (“VLD”), a provider of additive manufacturing solutions, also referred to as 3D printing, pursuant to which VLD will provide services to design and produce components and systems that will be utilized by the Company or its customers in its spacecraft, systems, and components. In exchange for the services, the Company issued an aggregate of 477,455 shares of Class A common stock and 673,408 shares of non-voting Series A Convertible Preferred Stock, par value 0.00001 per share.
Convertible Promissory Note
On May 13, 2025, the Company entered into an unsecured convertible promissory note (the “May 2025 Convertible Note”) with A.G.P./Alliance Global Partners (“AGP”) for a principal amount of $1.2 million. The May 2025 Convertible Note bears interest at 4.5% per annum and matures on November 13, 2026, unless earlier converted or prepaid. AGP may elect to convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s Class A common stock at a conversion price of $1.67 per share, subject to adjustment for stock splits, dividends, or similar events. At maturity, all outstanding principal and accrued interest are payable in cash or, at AGP’s option, in shares of Class A common stock at the conversion price, provided such shares are covered by an effective registration statement and issued without restrictive legends. The Company may prepay the May 2025 Convertible Note in whole or in part at any time without penalty. The May 2025 Convertible Note is subject to a conversion limitation of 19.99% of the Company’s outstanding common stock as of May 13, 2025, unless stockholder approval is obtained per Nasdaq rules. The Company is obligated to file a resale registration statement by June 11, 2025, to register the shares issuable upon conversion.

Tables of Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our Annual Report on Form 10-K filed with the SEC on April 1, 2025, as amended on April 9, 2025. This discussion and analysis should also be read together with our financial information for the period ended as of March 31, 2025. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on April 1, 2025, as amended on April 9, 2025, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
During the three months ended March 31, 2025, the Company recognized $0.3 million of revenue, primarily from the completion of performance obligations on engineering services performed for U.S. government and engineering project services.
As of March 31, 2025 we have signed contracts with customers and have collected approximately $3.0 million in customer deposits, $0.2 million of which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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

As of March 31, 2025, we have expensed all research and development costs associated with developing and building our vehicles.
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
Gain (Loss) on Debt Extinguishment
Gains or losses on extinguishment of debt are recognized for unamortized debt premiums, discounts and issuance costs as well as any fees paid to the lender relation to the extinguishment.
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

Comparison of Financial Results for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Service revenue	$322	$513	$(191)	(37%)
Gross profit	322	513	(191)	(37%)

Operating expenses:
Research and development expenses	1,915	2,676	(761)	(28%)
Selling, general and administrative expenses	4,592	6,164	(1,572)	(26%)
Total operating expenses	6,507	8,840	(2,333)	(26%)
Loss from operations	(6,185)	(8,327)	2,142	(26%)

Other income (expense), net:
Interest income	4	18	(14)	(78%)
Interest expense	156	(57)	213	(374%)
Gain on debt extinguishment	58	—	58	100%
Other income (expense)	(205)	53	(258)	(487%)
Total other income, net	13	14	(1)	(7%)
Net loss	$(6,172)	$(8,313)	$2,141	(26%)
Service revenue
Revenue recognized during the three months ended March 31, 2025, was primarily driven by engineering services performed for the Space Development Agency agreement, resulting in $0.2 million of revenue recognition. The remaining $0.1 million of revenue recognized was due to customer deposit forfeiture upon contract expiration.
Revenue recognized during the three months ended March 31, 2024, was primarily driven by engineering services performed for the Space Development Agency agreement, resulting in $0.5 million of revenue recognition. The remaining $0.04 million of revenue recognized was due to customer deposit forfeiture upon contract expiration.
Research and development expenses
Research and development expenses decreased from $2.7 million in the three months ended March 31, 2024 to $1.9 million in the three months ended March 31, 2025. The decrease was mostly headcount driven whereas cash payroll related cost went down by a $0.8 million, partially offset by an increase of $0.3 million in non-cash stock based compensation. Subcontractor costs decreased by $0.2 million.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $6.2 million in the three months ended March 31, 2024 to $4.6 million in the three months ended March 31, 2025. Payroll costs decreased by $1.1 million inclusive of a decrease of $0.7 million in non-cash stock based compensation. Legal services expenses decreased by $0.9 million and other miscellaneous fees, such as insurance and overhead, decreased by $0.6 million. These decreases were offset by an increase in consulting and professional services of $1.1 million.
Interest income
Interest income decreased from $0.02 million for the three months ended March 31, 2024 to $4 thousand for the three months ended March 31, 2025 as the Company invested in less money market funds given liquidity constrains.
Interest expense
Interest expense decreased from $0.1 million of cash and debt discount amortization interest for the three months ended March 31, 2024 to $0.2 million interest reduction for the three months ended March 31, 2025 primarily due to amortization of the debt premium on the July Convertible Note and the October Convertible Note, partially offset by cash interest accrual. See Note 8 for additional information.

Gain on Debt Extinguishment
The gain on extinguishment of debt recognized for the three months ended March 31, 2025, was due to the amendment of the convertible promissory notes between the Company and Space Infrastructure Ventures. See Note 8 for additional information.
Other income (expense)
Other income (expense) decreased from $0.1 million of other income during the three months ended March 31, 2024 to $0.2 million of other expense during the three months ended March 31, 2025, primarily due to resolution of a prior obligation of the Company during the three months ended March 31, 2025.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $6.2 million for the three months ended March 31, 2025 and an accumulated deficit of $414.2 million as of March 31, 2025. Additionally, the Company used net cash of $4.2 million to fund its operating activities for the three months ended March 31, 2025, and had cash and cash equivalents of $3.4 million as of March 31, 2025.

In connection with the preparation of the condensed consolidated interim financial statements for the three months ended March 31, 2025, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.

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

The accompanying condensed consolidated interim financial statements have been prepared on a going concern basis of accounting. The accompanying condensed consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(4,175)	$(5,253)
Investing activities	—	(39)
Financing activities	6,001	4,849
Net change in cash, cash equivalents, and restricted cash	$1,826	$(443)

Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $4.2 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $1.1 million, were $1.6 million. Professional fees of $2.1 million included $0.4 million in legal fees discussed in Note 12. Office overheads and other general corporate expenses were $1.2 million, which includes insurance costs of $0.3 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $0.3 million. These cash outflows were partially offset by gross profit of $0.3 million primarily related to the fulfillment of performance obligations during the three months ended March 31, 2025. Additionally, the Company had a change in operating assets and liabilities of $0.9 million during the three months ended March 31, 2025.
Net cash used in operating activities for the three months ended March 31, 2024 was $5.3 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities. Headcount related payroll costs, excluding stock-based compensation of $1.4 million, were $2.9 million. Professional fees of $1.9 million included $1.4 million in legal fees. Office overheads and other general corporate expenses were $1.7 million, which includes insurance costs of $0.5 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $0.5 million. These cash outflows were partially offset by gross profit of $0.5 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the three months ended March 31, 2024. Additionally, the Company had a change in operating assets and liabilities of $1.1 million during the three months ended March 31, 2024.
Investing Activities
Net cash used in investing activities was zero and $0.04 million for the three months ended March 31, 2025 and 2024, respectively. which consisted of purchases of machinery and equipment and intangible assets and proceeds received on the sale of machinery and equipment.
Financing Activities
Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2025, primarily due to gross proceeds of approximately $5.0 million received from the February Offering, $2.1 million received from the March 2025 Warrant Inducement Agreement, partially offset by principal repayments of $0.3 million of the Convertible Notes and $0.8 million in issuance costs related to common stock, related warrants, and warrant inducement.
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
Some of these risks and uncertainties are described in more detail under Part I, Item 1A: “Risk Factors,” in our December 31, 2024 Form 10-K under the heading “Risk Factors — We may not currently or in the future be able to continue as a going concern.”
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated interim financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated interim financial statements and related disclosures requires us to make estimates, assumptions and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions. In addition to our critical accounting policies below, see Note 2 in the notes to our condensed consolidated interim financial statements included elsewhere in this Form 10-Q.
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
Stock-based Compensation
We have various stock incentive plans under which incentive and non-qualified stock options and restricted stock awards are granted to employees, directors, and consultants. All stock-based payments to employees, including grants of employee stock options are recognized in the condensed consolidated interim financial statements based on their respective grant date fair values.
We recognize stock-based compensation expense using a fair value-based method for costs related to all stock-based payments. We estimate the fair value of stock-based payments on the date of grant using the Black-Scholes-Merton option pricing model. The model requires management to make a number of assumptions, including expected volatility of our stock, expected life of the option, risk-free interest rate, and expected dividends. The fair value of the stock is expensed over the related service period which is typically the vesting period. The stock-based compensation expense that is reported in our condensed consolidated interim financial statements is based on awards that are expected to vest. We account for forfeitures as they occur.
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
ASC Topic 740-10 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the condensed consolidated interim financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.
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
Please refer to Note 2 in the notes to our condensed consolidated interim financial statements included elsewhere in this Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our consolidated financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2025, we had cash and cash equivalents of $3.4 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the three months ended March 31, 2025 and 2024. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2025. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of March 31, 2025, due to the material weakness in internal control over financial reporting described below.
Our management, including our CEO and CFO, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Identified Material Weakness
During the preparation of the Company’s financial statements for the year ended December 31, 2024, management identified a material weakness related to misclassification errors in our accounting for certain matters including the following:
•misclassifying $0.2 million of other income activity as revenue, where a transaction outside the scope of ASC Topic 606 was incorrectly presented in revenue rather than other income;
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
ITEM 1. Legal Proceedings
See the disclosures under the caption “Legal Proceedings” in Note 12 in the notes to our condensed consolidated interim financial statements included elsewhere in this Form 10-Q for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K filed by the Company on April 1, 2025, as amended on April 9, 2025, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K filed by the Company on April 1, 2025, as amended on April 9, 2025, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Convertible Promissory Note

On May 13, 2025, the Company issued to A.G.P./Alliance Global Partners (the “Holder”) a convertible promissory note (the “Convertible Note”) in the principal amount of $1,200,000 to evidence the Holder’s currently owed deferred commission. Unless earlier converted as specified in the Convertible Note, the principal amount plus all accrued but unpaid interest is due on November 13, 2026 (the “Maturity Date”). The Convertible Note accrues interest at 4.5% per annum.

At any time prior to the full payment of the Convertible Note the Holder, in its sole discretion, may elect to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $1.67, subject to adjustment as provided therein and to take into account any future share splits or reverse splits. In addition, a conversion of the Convertible Note that would cause the aggregate number of shares issued under the Convertible Note to exceed the Conversion Limit (as such term is defined in the Convertible Note) may not occur prior to receipt of stockholder approval to provide for such conversion of the Convertible Note, and the subsequent issuance of Common Stock, pursuant to the stockholder approval rules and regulations of the Nasdaq Stock Market. Further, following the Holder’s ability to convert the Convertible Note, if at all, the Holder will not be entitled to receive the Company’s Common Stock upon conversion, if such conversion would result in the Holder owning greater than 9.99% of the Company’s then currently outstanding Common Stock. The Holder is also entitled to resale registration rights as identified in the Convertible Note.

The Company may prepay the Convertible Note in whole or in part. The Convertible Note contains customary default provisions for a transaction of this nature. In the event of certain Events of Default (as defined in the Convertible Note), all outstanding principal and accrued interest under the Convertible Note will become, or may become at the Holder’s election, immediately due and payable to the Holder.

The Company issued the Convertible Note pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), available under Section 4(a)(2). The shares of Common Stock that may be issued upon conversion of the Convertible Note, in amount of up to 718,563 shares, if such amount is not previously paid prior to maturity and the Holder elects to convert the Convertible Note, have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Debt Settlements

Between April 21, 2025 and May 12, 2025, the Company issued 164,393 shares of its Class A common stock (the “Common Stock”) to four vendors to settle outstanding debts of $292,942.42.

Shares of the Company’s Common Stock issued in the transactions described herein are exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. Each of the vendors is an “accredited investor” as defined in Regulation D or “sophisticated investor” and was acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the shares of the Company’s Common Stock were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 6. Exhibits

Tables of Contents

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 22, 2023).
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 22, 2023).
3.3
Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Momentus Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2024).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
3.5	First Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2023).
3.6	Certificate of Designations, dated April 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 14, 2025).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.3	Amendment to Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.5	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 21, 2025).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
10.2
Form of Warrant Inducement Agreement, by and between Momentus Inc. and the Holder identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2025).

10.3*	Convertible Promissory Note dated May 13, 2025 by and between Momentus Inc. and A.G.P./Alliance Global Partners.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

MOMENTUS INC.

Date: May 15, 2025	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)