Form 10-Q
period 2025-06-30
Momentus Inc.
filed 2025-08-19
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 11,634,365 shares of Class A common stock as of August 15, 2025.

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

Tables of Contents

ITEM 1. Financial Statements

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132	$1,572
Accounts receivable	200	879
Insurance receivable	100	408
Prepaids and other current assets	3,832	1,667
Total current assets	4,264	4,526
Property, machinery and equipment, net	1,561	2,182
Intangible assets, net	227	253
Operating right-of-use asset	308	347
Deferred offering costs	683	—
Other non-current assets	2,149	2,644
Total assets	$9,192	$9,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,738	$5,596
Accrued liabilities	3,385	3,006
Loan payable, current	4,559	4,957
Contract liabilities, current	2,958	345
Operating lease liability, current	716	685
Litigation settlement contingency	112	420
Other current liabilities	505	1
Total current liabilities	18,973	15,010
Contract liabilities, non-current	187	1,901
Warrant liability	3	3
Operating lease liability, non-current	—	333
Other non-current liabilities	—	515
Total non-current liabilities	190	2,752
Total liabilities	19,163	17,762
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Series A preferred stock, $0.00001 par value; 20,000,000 shares authorized and 0 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 5,824,498 issued and outstanding as of June 30, 2025; 250,000,000 shares authorized and 2,780,597 issued and outstanding as of December 31, 2024	—	—
Class B common stock, $0.00001 par value; 0 shares authorized and 0 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	410,644	400,183
Accumulated deficit	(420,615)	(407,993)
Total stockholders’ deficit	(9,971)	(7,810)
Total liabilities and stockholders’ deficit	$9,192	$9,952
The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service revenue	$191	$1,209	$513	$1,722
Cost of revenue	2	—	2	—
Gross profit	189	1,209	511	1,722
Operating expenses:
Research and development expenses	2,193	2,850	4,108	5,526
Selling, general and administrative expenses	3,940	5,323	8,532	11,487
Total operating expenses	6,133	8,173	12,640	17,013
Loss from operations	(5,944)	(6,964)	(12,129)	(15,291)
Other income (expense), net:
Realized loss on disposal of assets	—	(55)	—	(55)
Interest income	2	4	6	22
Interest expense	(91)	—	65	(57)
Gain on debt extinguishment	13	—	71	—
Change in fair value of convertible debt carried at fair value	(835)	—	(835)	—
Other income (expense)	405	(1)	200	52
Total other income (expense), net	(506)	(52)	(493)	(38)
Net loss	$(6,450)	$(7,016)	$(12,622)	$(15,329)
Net loss per share, basic and diluted	$(1.23)	$(5.92)	$(2.81)	$(14.72)
Weighted average shares outstanding, basic and diluted	5,226,377	1,185,502	4,497,995	1,041,641

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(in thousands, except share data)

	Preferred stock – Series A		Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	2,780,597	$—	$400,183	$(407,993)	$(7,810)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	1,951	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(424)	—	(1)	—	(1)
Issuance of common stock and related warrants in registered offering, net of issuance costs	—	—	300,000	—	4,401	—	4,401
Issuance of common stock upon exercise of pre-funded warrants	—	—	1,176,886	—	—	—	—
Issuance of common stock in connection with warrant inducement, net of issuance costs	—	—	331,000	—	1,889	—	1,889
Issuance of common stock for convertible note principal and interest	—	—	190,000	—	664	—	664
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	(6,172)	(6,172)
Balance, March 31, 2025	—	$—	4,780,010	$—	$408,193	$(414,165)	$(5,972)
Issuance of common stock upon vesting of RSUs	—	—	159	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(15)	—	—	—	—
Issuance of common stock in connection with prior warrant inducement	—	—	740,429	—	(25)	—	(25)
Issuance of common stock for convertible note principal and interest	—	—	112,576	—	199	—	199
Issuance of common stock in settlement of accounts payable and customer deposits	—	—	191,339	—	338	—	338
Deferred financing costs for warrant modification	—	—	—	—	400	—	400
Issuance of warrants with convertible debt	—	—	—	—	572	—	572
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	967	—	967
Net loss	—	—	—	—	—	(6,450)	(6,450)
Balance, June 30, 2025	0	$—	5,824,498	$—	$410,644	$(420,615)	$(9,971)

Tables of Contents

	Preferred stock – Series A		Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	591,712	$—	$376,234	$(373,047)	$3,187
Issuance of common stock upon vesting of RSUs	—	—	2,613	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(425)	—	(3)	—	(3)
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	1,443	—	1,443
Issuance of common stock and related warrants in registered offering, net of issuance costs	—	—	158,572	—	7,171	—	7,171
Issuance of common stock upon exercise of pre-funded warrants	—	—	435,092	—	—	—	—
Net loss	—	—	—	—	—	(8,313)	(8,313)
Balance, March 31, 2024	—	$—	1,187,564	$—	$384,845	$(381,360)	$3,485
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	1,735	—	1,735
Net loss	—	—	—	—	—	(7,016)	(7,016)
Balance, June 30, 2024	—	$—	1,187,564	$—	$386,580	$(388,376)	$(1,796)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,622)	$(15,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647	443
Amortization of debt (premium) and issuance costs	(381)	46
Amortization of right-of-use asset	39	570
Change in fair value of convertible debt carried at fair value	835	—
Loss on disposal of fixed and intangible assets	—	55
Gain on debt extinguishment	(71)	—
Stock-based compensation expense	2,024	3,178
Issuance of convertible notes for legal services	384	—
Changes in operating assets and liabilities:
Accounts receivable	679	(15)
Prepaids and other current assets	(2,165)	3,674
Insurance receivable	308	(308)
Other non-current assets	495	31
Accounts payable	1,480	805
Accrued liabilities	379	451
Accrued interest	270	—
Other current liabilities	502	(4)
Contract liabilities	900	115
Operating lease liability	(302)	(625)
Litigation settlement contingency	(308)	526
Other non-current liabilities	(515)	13
Net cash used in operating activities	(7,422)	(6,374)
Cash flows from investing activities:
Purchases of intangible assets	—	(40)
Net cash used in investing activities	—	(40)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	178	—
Payment of convertible notes	(672)	—
Proceeds from issuance of loan payable	—	350
Principal payments on loan payable	—	(2,319)
Payment of debt issuance costs	(78)	—
Proceeds from issuance of warrants	572	—
Proceeds from exercise of warrants	2,068	—
Payments for issuance costs related to exercise of warrants	(204)	—
Repurchase of Section 16 Officer shares for tax coverage exchange	(1)	(3)
Payment of deferred offering costs	(283)	—
Proceeds from issuance of common stock and related warrants	5,000	8,000
Payments for issuance costs related to common stock and related warrants	(598)	(829)
Net cash provided by financing activities	5,982	5,199
Decrease in cash and cash equivalents	(1,440)	(1,215)
Cash and cash equivalents, beginning of period	1,572	2,492
Cash and cash equivalents, end of period	$132	$1,277

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1. Nature of Operations
The Company
Momentus Inc. (together with its consolidated subsidiaries “Momentus” or the “Company”) is a U.S. commercial space company that offers satellites, satellite buses, satellite technologies and components, and space infrastructure services, including in-space transportation, hosted payloads and in-orbit services. Momentus is making new ways of operating in space possible with its in-space transfer and service vehicles, powered by an innovative, space-proven water plasma-based propulsion system.
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
Going Concern
The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these condensed consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date the Company remains heavily focused on growth and continued development of its proprietary technology, and as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s consolidated financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net loss of $12.6 million for the six months ended June 30, 2025, and accumulated deficit of $420.6 million as of June 30, 2025. Additionally, the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
Company used net cash of $7.4 million to fund its operating activities for the six months ended June 30, 2025, and had cash and cash equivalents of $0.1 million as of June 30, 2025.
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
In connection with the preparation of the condensed consolidated interim financial statements for the six months ended June 30, 2025, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such condensed consolidated interim financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations, scaling of commercial production, and maintain its existing services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations until such time, if ever, the Company can generate revenues sufficient to achieve profitability. The Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate all opportunities to access additional capital through any available means.
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
Reverse Stock Splits
Effective December 12, 2024, the Company’s stockholders approved a 1-for-14 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 14 shares of Class A common stock issued and outstanding on December 12, 2024, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. The reverse stock split did not affect the stated par value of the Class A common stock nor did it change the total number of the Company’s authorized shares of Class A common stock. Both the Company’s Class B common stock and the Company’s Series A preferred stock were not affected by the reverse stock split.
Also on the effective date of the reverse stock split, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of Class A common stock into which the options, warrants and other convertible securities are exercisable or convertible by the factor applied in the reverse stock split, and multiplying the exercise or conversion price thereof by the same amount, all in accordance with the terms of the plans, agreements or arrangements governing such

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
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
Note 2. Summary of Significant Accounting Policies
Consolidated Interim Financial Information
The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2024 was derived from the Company’s consolidated audited financial statements but does not include all disclosures required by GAAP for consolidated audited financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (the “FASB”).
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The accompanying condensed consolidated interim financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2025 and December 31, 2024, the results of operations for the three months ended June 30, 2025 and 2024, the statements of changes in stockholders’ deficit for the three months ended June 30, 2025 and 2024, and cash flows for the three months ended June 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period. These condensed consolidated interim financial statements should be read in conjunction with the consolidated audited financial statements as of and for the years ended December 31, 2024 and 2023, filed with the SEC in our Annual Report on Form 10-K filed by the Company on April 1, 2025, and Form 10-K/A filed on April 9, 2025.
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
Accounts Receivable
Accounts receivable as of December 31, 2024, represent amounts primarily due from the Defense Advanced Research Project Agency (“DARPA”) to provide support to the DARPA Novel Orbital and Moon Manufacturing, Materials, and Mass-efficient Design (NOM4D) program, including arranging launch services, payload integration, and in-orbit hosting of the payload for a complex in-space assembly mission. Accounts Receivable are stated at invoice value less estimated allowances for credit losses. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, aging of the accounts receivable balances, economic conditions, and other factors that may affect a customer’s ability to pay. The allowance for credit losses as of June 30, 2025 and December 31, 2024, was zero.
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
As of June 30, 2025 and December 31, 2024, the Company had deferred fulfillment and prepaid launch costs of $4.1 million and $2.6 million, respectively, with $2.8 million and $0 recorded within prepaids and other current assets, respectively, and $1.3 million and $2.6 million recorded within other non-current assets in our condensed consolidated balance sheets, respectively.
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
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the three and six months ended June 30, 2025, the Company recorded $0.2 million and $0.4 million, respectively, and during the three and six months ended June 30, 2024, the Company recorded $1.2 million and $1.7 million, respectively, of revenue from the U.S. Government.
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of June 30, 2025 and December 31, 2024, the Company had customer deposit balances of $3.1 million and $2.2 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of June 30, 2025 and December 31, 2024, are $0.2 million and $1.9 million, respectively, of non-current deposits.
During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.5 million of revenue, respectively, due to engineering services performed under the DARPA NOM4D and other DARPA programs, payment under the Space Development Agency Hybrid Acquisition for Proliferated Low Earth Orbit (HALO) program, and forfeited customer deposits primarily related to expired options. Of the $0.5 million of revenue recognized, $0.1 million was derived from the December 31, 2024 contract liability balance. During the three and six months ended June 30, 2024, the Company recognized $1.2 million and $1.7 million of revenue, respectively, due to engineering services performed on the Space Development Agency milestone two agreement and forfeited customer deposits primarily related to expired options. Of the $1.7 million of revenue recognized, $0.04 million was derived from the December 31, 2023 contract liability balance.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The disaggregation of revenue by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Forfeited customer deposits	3	—	90	35
Engineering project services	188	1,209	423	1,687
Total revenue	$191	$1,209	$513	$1,722
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three and six months ended June 30, 2025 and at December 31, 2024.
Certain of the Company’s warrants are recorded as a derivative liability pursuant to ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model. The Company’s May 2025 Convertible Note, issued for non-employee services, is classified as a liability under ASC Topic 718 and measured at fair value. The May 2025 Convertible Note is classified within Level 3 of the fair value hierarchy as the Company is using a convertible bond pricing model to calculate fair value. The Company’s elected the fair value option permitted under ASC Topic 825 for the May 2025 Loan. The May 2025 Loan is classified within Level 3 of the fair value hierarchy as the Company is using a convertible bond pricing model to calculate fair value. The primary significant unobservable input used in the valuation of the warrants and convertible notes is expected stock price volatility. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the instruments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the instruments. The expected term was based on the maturity of the instruments, which is 5 years for Class A common stock warrants, 1.5 years for Class B common stock warrants, 1.5 years for the May 2025 Convertible Note, and .77 years for the May 2025 Loan. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the instruments. There were no transfers between levels of input during the three and six months ended June 30, 2025 and 2024.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)	May 2025 Loan (Level 3)	May 2025 Convertible Note (Level 3)
Balance, December 31, 2024	$3	$—	$—
Convertible note issuance	—	178	1,406
Principal payment	—	(75)	—
Change in fair value	—	835	(1,022)
Balance, June 30, 2025	$3	$938	$384
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
Convertible Instruments
The Company evaluates its convertible debt issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. Entities must consider whether to classify contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. Convertible instruments issued for non-employee services, such as the May 2025 Convertible Note, are classified as liabilities under ASC Topic 718 if cash settlement is possible, measured at fair value each reporting period with changes in fair value recognized in operating expenses (see Note 8).
If the embedded conversion options do not require bifurcation, the Company then evaluates for the existence of a beneficial conversion feature by comparing the fair value of the Company’s underlying stock as of the commitment date to the effective conversion price of the instrument (the intrinsic value).
Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption and are classified in interest expense in the condensed consolidated statements of operations. For liability-classified convertible instruments under ASC Topic 718, no debt discount is recorded, as fair value remeasurement captures all value changes.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Fair value option for convertible debt
The Company elected the Fair Value Option (“FVO”) for recognition of its convertible debt issued to J.J. Astor & Co., as permitted under ASC Topic 825, Financial Instruments (see discussion of the May 2025 Loan in Note 8). Under the FVO, the Company recognizes the convertible debt at fair value with changes in fair value recognized in earnings. The FVO may be applied instrument by instrument, but it is irrevocable. As a result of applying the FVO, any direct costs and fees related to the convertible debt is recognized in operating expense in the consolidated statements of operations as incurred and not deferred. Changes in fair value of the convertible debt is recognized as a separate line in the consolidated statements of operations and comprehensive loss.
Equity Issuance Costs
The Company incurs costs related to the issuance of equity securities. These costs are initially recorded as a prepaid asset under ASC Topic 340 and reclassified to additional paid-in capital as the related equity is earned through service delivery, or amortized to expense, typically research and development, based on the service period or delivery pattern.
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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three and six months ended June 30, 2025 and 2024, there were no impairments of long‑lived assets. See Note 4 and Note 5 for additional information.
Stock-based Compensation
The Company has a stock incentive plan under which equity awards are granted to employees, directors, and consultants. The Company also issues equity or liability instruments, such as convertible notes, to non-employees for services under ASC Topic 718, which are measured at fair value at issuance and, for liability-classified instruments, remeasured each reporting period with changes in fair value recognized in operating expenses. All stock-based payments are recognized in the condensed consolidated interim financial statements based on their respective grant date fair values.
Restricted stock unit fair value is based on our closing stock price on the day of the grant. Stock option fair value is determined using the Black Scholes Merton Option Pricing model. The model requires management to make a number of assumptions, including expected volatility of the Company’s stock, expected life of the option, risk-free interest rate, and expected dividends. For non-employee awards, such as the May 2025 Convertible Note and shares issued in relation to the Velo3D MSA, fair value is determined using valuation models (e.g., Black-Scholes or similar) with unobservable inputs like volatility and discount rates, and liability-classified awards are remeasured until settlement (see Note 8). Employee Stock Purchase Plan (“ESPP”) compensation fair value is also determined using the Black Scholes Merton Option Pricing model, using a six-month expected term to conform with the six month ESPP offering period.
The grant-date fair value of equity awards is expensed over the related service period which is typically the vesting period, and expense is only recognized for awards that are expected to vest. The Company accounts for forfeitures as they occur.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the three and six months ended June 30, 2025 and 2024.
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
Our chief operating decision maker “CODM” uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States and of the $0.2 million and $0.5 million of revenue recognized by the Company during the three and six months ended June 30, 2025, respectively, none was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
Recently Issued Accounting Standards
Although there are several new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or results of operations.
In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes, which must occur by June 30, 2027, or the amendments will not take effect. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on its condensed consolidated interim financial statement disclosures.
In March 2024, the FASB issued ASU 2024-01 to clarify how an entity determines whether a profits interest or similar award is within the scope of ASC Topic 718 Compensation - Stock Compensation or not a share-based payment arrangement and therefore within the scope of other guidance. The amendments of ASU 2024-01 are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is in the process of evaluating the potential impact ASU 2024-01 will have on its condensed consolidated interim financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), that requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-06 will be applied prospectively with the option for

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact of ASU 2024-03 will have on its condensed consolidated interim financial statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application and early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025, which did not have a material impact on its condensed consolidated interim financial statement disclosures.
In March 2024, the FASB issued ASU 2024-02 which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification. The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The Company adopted ASU 2024-02 on January 1, 2025, which did not have a material impact on its condensed consolidated interim financial statements and related disclosures.
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid launch costs, current	$2,450	$—
Prepaid insurance and other assets	1,382	1,667
Total	$3,832	$1,667
As of June 30, 2025 and 2024, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $1.3 million and $2.6 million, respectively.
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Computer equipment	$10	$10
Leasehold improvements	2,391	2,391
Machinery and equipment	2,839	2,839
Property, machinery and equipment, gross	5,240	5,240
Less: accumulated depreciation	(3,679)	(3,058)
Property, machinery and equipment, net	$1,561	$2,182
Depreciation expense related to property, machinery and equipment was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively. Depreciation expense is recorded within operating expenses.

Note 5. Intangible Assets
Intangible assets, net consisted of the following as of June 30, 2025:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(236)	$227	4.8
Total	$463	$(236)	$227
Intangible assets, net consisted of the following as of December 31, 2024:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(210)	$253	5.3
Total	$463	$(210)	$253
Amortization expense related to intangible assets was $0.01 million and $0.03 million for the three and six months ended June 30, 2025, respectively, and $0.01 million and $0.03 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2025	$26
2026	52
2027	52
2028	44
2029	28
Thereafter	25
Total	$227
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
The components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$275	$368	$550	$735
Variable lease expense	157	150	315	301
Short-term lease expense	—	18	6	36
Total lease expense	$432	$536	$871	$1,072
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 6. Leases (cont.)
As of June 30, 2025, the weighted-average remaining lease term was 0.8 years and the weighted-average discount rate was 149.0%.
As of June 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2025	$814
2026	418
Total lease payments	1,232
Less: Imputed interest	(516)
Present value of lease liabilities	$716
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Legal and other professional services	$1,363	$1,906
Compensation expense	618	84
Research and development projects	94	75
Other accrued liabilities	1,310	941
Total	$3,385	$3,006
Note 8. Loan Payable
May 2025 Loan
On May 30, 2025, the Company and J.J. Astor & Co. entered into a loan agreement (the “May 2025 Loan”) pursuant to which the Company may borrow up to $1.5 million in two tranches of $0.75 million each (the first tranche referred to as the “Initial Tranche” and the second as the “Second Tranche”) and paid debt issuance costs of $0.2 million. The May 2025 Loan has a maturity date of March 6, 2026, and is payable in 40 weekly installments of $25 thousand, with at least 10% in cash and the remainder in shares at a conversion price of $1.70 per share. The May 2025 Loan can be prepaid in full at any time, subject to a prepayment fee of 120% of the outstanding principal plus costs.
Amounts borrowed under the May 2025 Loan are secured by a lien on substantially all of the assets of the Company. Upon event of default, amounts owing under the May 2025 Loan increase by 120% and are convertible into shares of Class A common stock at a conversion price equal to 80% of the average of the four lowest volume weighted average closing prices of the Class A common stock during the 20 trading days immediately prior to conversion, with a floor of $0.50 per share. The Company elected the FVO for recognition of the May 2025 Loan as permitted under ASC Topic 825.
In addition, in connection with the May 2025 Loan, the Company agreed to issue J.J. Astor & Co. warrants to purchase up to 952,940 shares of Class A common stock with an exercise price of $1.70 per share, subject to adjustment (the “May 2025 J.J. Astor Warrants”), comprising 476,470 warrants for each tranche. The May 2025 J.J. Astor Warrants had a residual value of $0.6 million, which was recognized as expense immediately due to the election of the FVO for the May 2025 Loan. The warrants are fully vested and expire five years from the date of issuance.
On June 17, 2025, the Company and J.J. Astor & Co. entered into an amendment to the May 2025 Loan (the “June 2025 Amendment”). The June 2025 Amendment, among other things, revised the conditions for funding the Second Tranche to occur within three business days after the effectiveness of a resale registration statement, subject to Nasdaq listing maintenance, a stock price of not less than $1.25, a market capitalization of not less than $6.7 million, and trading volume conditions. It also reduced the conversion price on both tranches to the lesser of $1.70 or the closing price prior to the Second Tranche issuance. Additionally, the June 2025 Amendment introduced a cash make-whole payment upon conversion equal to the difference between the conversion price and the lower of the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
closing price on conversion or the lowest volume weighted average closing price over 20 prior trading days. If not paid in cash, the Company will issue shares equal to the make-whole amount divided by the make-whole price. If the Company completes an equity offering sufficient to repay the Initial Tranche before the Second Tranche funding date, the obligation to issue the Second Tranche is suspended, with a $100,000 termination fee and issuance of warrants for 476,470 shares (the “Second Tranche Warrant”). On July 1, 2025, the 476,470 warrants were issued with an exercise price of $1.13 per share.
As of June 30, 2025, the Company had drawn $0.75 million under the May 2025 Loan. The Company extinguished the May 2025 Loan on July 1, 2025.
The May 2025 Loan contains customary events of default, upon which the outstanding obligations may be accelerated. The loan ranks senior to unsecured indebtedness. The Company was in compliance with all covenants as of June 30, 2025.
AGP Convertible Promissory Note
On May 13, 2025, the Company entered into an unsecured convertible promissory note (the “May 2025 Convertible Note”) with A.G.P./Alliance Global Partners (“AGP”) for a principal amount of $1.2 million, issued in exchange for AGP’s services in facilitating the issuance of equity securities under the Master Services Agreement with Velo3D, Inc. (see Note 9). The May 2025 Convertible Note bears interest at 4.5% per annum and matures on November 13, 2026, unless earlier converted or prepaid. AGP may elect to convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s Class A common stock at a conversion price of $1.67 per share, based on the closing price on May 9, 2025, subject to adjustment for stock splits, dividends, or similar events. At maturity, all outstanding principal and accrued interest are payable in cash or, at AGP’s option, in shares of Class A common stock at the conversion price. The Company may prepay the May 2025 Convertible Note in whole or in part at any time without penalty.
The May 2025 Convertible Note is classified as a liability under ASC Topic 718, as it was issued to a non-employee for services, and is remeasured at fair value at each reporting period until settlement, with changes in fair value recognized in earnings as part of operating expenses. The note represents payment for legal services incurred in relation to the Velo3D MSA. Upon issuance, the Company recognized $0.4 million of legal expense related to the May 2025 Convertible Note in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
The May 2025 Convertible Note contains customary events of default, upon which the outstanding obligations may be accelerated. The note is unsecured and ranks pari passu with the Company’s other unsecured indebtedness. The Company was in compliance with all covenants as of June 30, 2025.
On June 17, 2025, the Company and AGP executed a letter agreement (the “June 2025 Amendment”) modifying the terms of the May 2025 Convertible Note. The June 2025 Amendment provided that a new convertible promissory note with a reduced principal amount of $0.5 million (the “Amended Note”) will replace the May 2025 Convertible Note. AGP agreed to waive any claim or recourse with respect to the $0.7 differential between the May 2025 Convertible Note and the Amended Note. The Amended Note would retain substantially similar terms to the May 2025 Convertible Note, including the interest rate, maturity, conversion price, and conversion mechanics, with the only change being the reduction of the principal from $1.2 million to $0.5 million. The June 2025 Amendment was accounted for as a modification, with no change to the accounting treatment, as the note remains liability-classified and continues to be remeasured at fair value at each reporting period. No additional costs or premiums were recognized.
December 2024 Loan
On December 13, 2024, the Company and J.J. Astor & Co. entered into a loan agreement (the “December 2024 Loan”) pursuant to which the Company borrowed $2.0 million and paid debt issuance costs of $0.3 million. The December 2024 Loan had a maturity date of September 19, 2025, and was payable in 40 weekly installments of $68 thousand. The December 2024 Loan could be prepaid at any time on or before January 13, 2025, for $2.4 million and at any time thereafter through the maturity date for $2.7 million.
Amounts borrowed under the December 2024 Loan are secured by a lien on substantially all of the assets of the Company. Upon event of default, amounts owing under the December 2024 Loan are convertible into shares of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
Class A common stock at a conversion price of $5.92 per share prior to May 5, 2025, and thereafter the conversion price will be reduced to 80% of the average of the four lowest volume weighted average closing prices of the Class A common stock during the 20 trading days immediately prior to conversion.
In addition, in connection with the December 2024 Loan, the Company agreed to issue J.J. Astor & Co. warrants to purchase up to 28,572 shares of Class A common stock with an exercise price of $5.92 per share (the “J.J. Astor Warrants”). The J.J. Astor Warrants had a relative value of $0.1 million which was as accounted for as an additional debt issuance cost for the December 2024 Loan. The warrants are fully vested, and expire five years from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5.01 years, stock price of $5.92, exercise price of $5.92, volatility of 100.00%, risk-free rate of 4.25%, and no forfeiture rate.
On December 18, 2024, the Company prepaid $2.4 million in order to extinguish the December 2024 Loan. The Company recognized a $0.8 million loss on extinguishment in the condensed consolidated statements of operations related to the December 2024 Loan.
In connection with the December 2024 Loan, the Company agreed to issue J.J. Astor & Co. a second warrant that is exercisable and issuable upon certain customary events of default to purchase up to 285,715 shares of Class A common stock with an exercise price per share equal to the closing price of the Class A common stock as traded in the applicable trading market on the date of the event of default, subject to adjustment (the “Default Warrants”). The Default Warrants were an embedded derivative that required bifurcation and recognition as a derivative liability (the “Default Warrant Derivative”). The Default Warrant Derivative instrument is recorded at fair value and marked‑to‑market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, and immediately prior to extinguishment of the December 2024 Loan on December 18, 2024, the Default Warrant Derivative was valued at zero.
SIV Convertible Promissory Notes
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
The July Convertible Note can be prepaid in full at any time, subject to a prepayment penalty fee of 10%. The July Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of Momentus. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“Default Interest Derivative”). The Default Interest Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, December 31, 2024, March 31, 2025, and June 30, 2025, the Default Interest Derivative was valued at zero.
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
The October Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The October Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of the Company. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“Default Interest Derivative”). The Default Interest Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, December 31, 2024, March 31, 2025, and June 30, 2025, the Default Interest Derivative was valued at zero.
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
On February 7, 2025, in Company converted $0.2 million of principal and $0.1 million of accrued interest, including unamortized premium of $0.05 million, of the October Convertible Note into 40,000 shares of Class A common stock at a conversion price of $7.41 per share. The conversion was accounted for under ASC Sub-Topic 470-20, with no gain or loss recognized.
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
Furthermore, on March 3, 2025, in Company converted $0.3 million of principal and $0.03 million of accrued interest of the July Convertible Note into 150,000 shares of Class A common stock at a conversion price of $2.12 per share. The conversion was accounted for under ASC Sub-Topic 470-20, with no gain or loss recognized.
On May 16, 2025, the Company offered SIV the opportunity to convert amounts outstanding under the July Convertible Note, at a reduced conversion price of $1.77 per share, into up to 112,576 shares of Class A common stock and, thereafter, to convert amount outstanding under the October Convertible Note, at a reduced conversion price of $1.77 per share, into up to 275,000 shares of Class A common stock during the period from May 19, 2025, through June 1, 2025. Pursuant to this offer and as part of the Company’s May 2025 contractual repayment, on May 20, 2025, SIV converted $0.2 million of principal of the July Convertible Note into 112,576 shares of Class A common stock at a conversion price of $1.77 per share. The conversion was accounted for as a partial extinguishment of the July Convertible Note, resulting in a $0.01 million gain on extinguishment in the condensed consolidated statements of operations. In addition to the $0.2 million of principal converted into equity, the Company repaid $0.3 million of principal in cash, and postponed $0.1 million of payments, including $0.06 million of principal and $0.04 million of interest, to the following quarter. The postponement was accounted for as a modification of the July Convertible Note. SIV did not convert any amounts outstanding under the October Convertible Note pursuant to this offer.
As of June 30, 2025, the July Convertible Note has a carrying amount of $0.7 million, consisting of principal of $0.6 million and unamortized premium of $0.04 million, and the October Convertible Note has a carrying value of $2.4 million, consisting of principal of $2.8 million and net unamortized discount of $0.4 million. The total loan payable consisted of convertible promissory note principal of $3.5 million and accrued interest of $0.2 million. The convertible notes have future scheduled maturities of $3.5 million for 2025.

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
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization related to the Term Loan was zero and $0.05 million for the three and six months ended June 30, 2025 and 2024, respectively.
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
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, as amended, the Company is authorized and has available a total of 270,000,000 shares of stock, consisting of (i) 250,000,000 shares of Class A common stock, par value $0.00001 per share, (ii) — shares of Class B common stock, par value $0.00001 per share, and (iii) 20,000,000 shares of Series A preferred stock, par value $0.00001 per share.
Each share of Series A preferred stock is non-voting and convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into ten (10) shares of Class A common stock. The Series A preferred stock is senior to the Company’s common stock with respect to dividends and liquidation distributions. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A preferred stock are entitled to receive, before any payment to common stockholders,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
the greater of the $20.80 per share of Series A preferred stock or the as-converted value based on conversion into shares of Class A common stock. Holders are entitled to dividends on an as-converted basis, proportionate to any dividends declared on common stock, which are discretionary and non-cumulative. The Series A preferred stock is classified as permanent equity under ASC Topic 480, as it is not mandatorily redeemable and lacks redemption triggers outside of a final liquidation event.
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
Master Services Agreement with Velo3D, Inc.
On April 12, 2025, the Company entered into a master services agreement (the “MSA”) with Velo3D, Inc. (“VLD”), a provider of additive manufacturing solutions, also referred to as 3D printing, pursuant to which VLD will provide services to design and produce components and systems that will be utilized by the Company or its customers in its spacecraft, systems, and components. The MSA has a term of five years and provides the Company with priority access to manufacturing capacity equivalent to approximately $3.0 million annually, corresponding to the output of two Sapphire XC 3D metal printers or comparable equipment. If the Company does not fully utilize this capacity in a given year, it may receive credits equal to 20% of the unused value (net of service fees paid) in the first year and 50% thereafter. The Company has an option to purchase the equipment after the second anniversary of the MSA at 70% of its amortized value.
In exchange for the services, the Company issued an aggregate of 477,455 shares of Class A common stock and 673,408 shares of Series A preferred stock. The grant-date fair value of the equity issued was determined to be $10.7 million, based upon the enterprise value of the company on the date of the transaction and considering the quoted market price of the Class A common stock on the issuance date for the common shares issued and, for the Series A preferred stock, an as-converted basis using the same closing price adjusted for its conversion ratio and features. A Discount for Lack of Marketability (“DLOM”) was applied to the aggregate valuation. This discount was determined based on certain assumptions, including a volatility rate of 45.0% per year and a length of holding period restriction of 0.5 years. The Company evaluated the issuance of these shares under ASC Topic 718 and determined that shares were equity classified and, at contract inception, there was no recognition required related to the MSA as no goods or services had been delivered. The $10.7 million of unrecognized expense will be recognized over the five year vesting period as services are provided to the Company.
The credit provision related to unused capacity was determined to be an embedded derivative under ASC Topic 815. The embedded derivative was bifurcated from the contract and is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the inception date and June 30, 2025, the Credit Provision derivative was valued at zero.
Shares issued in settlement of accounts payable and customer deposits
During the three months ended June 30, 2025, the Company settled $0.3 million of accounts payable and one deposit with several vendors and one customer, respectively, through the issuance of 191,339 shares of Class A common stock. The fair value of the shares issued was determined to be $0.3 million based on the closing price of the Class A common stock on the settlement dates and no gain or loss on extinguishment was recognized as fair value was equal to the carrying amount of the liabilities settled.
March 2025 Warrant Inducement Agreement
On March 20, 2025, the Company entered into a warrant inducement agreement with an investor who was holding the Modified Warrants (see discussion of the February 2025 Offering below). Pursuant to the warrant inducement agreement, on March 21, 2025, the investor agreed to exercise for cash 1,071,429 of the Modified Warrants (the “Induced Warrants”). The investor paid gross proceeds of $2.1 million, before deducting offering fees and other

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
expenses of $0.2 million payable by the Company, representing the exercise price of $1.93 per share for the 1,071,429 shares of Class A common stock issuable upon the exercise of the Induced Warrants. Prior to entering into the warrant inducement agreement, the Induced Warrants would have been immediately exercisable at an exercise price of $3.80 per share. Net proceeds of $1.9 million from the exercise of the Induced Warrants was recorded to additional paid-in capital.
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
On March 24, 2025, only 331,000 shares of Class A common stock were delivered to the investor due to beneficial ownership limitations on the exercise of the Induced Warrants. The remaining 740,429 shares were subsequently delivered to the investor during the three months ended June 30, 2025.
In relation to the July 2025 Public Offering (see Note 17 for more information), the Company amended the remaining Modified Warrants still outstanding after the March 2025 Warrant Inducement. The incremental change in fair value of the Modified Warrants of $0.4 million was accounted for as deferred issuance costs.
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
In connection with the February 2025 Offering, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company agreed not to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents for a period of thirty (30) days and will not effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction for a period of six (6) months after February 11, 2025, subject to certain exceptions.
Also in connection with the February 2025 Offering, the Company agreed to amend the September 2024 Class A Warrants, September 2024 Class B Warrants (see discussion of the September 2024 Offering below), December Warrants (see discussion of the December 2024 Offering below), and Investor Warrants (collectively, the “Modified Warrants”) to purchase up to an aggregate of 714,286, 357,143, 800,000, and 357,143 shares of Class A common

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
stock, respectively. Prior to amendment, the September 2024 Class A Warrants, September 2024 Class B Warrants, and Inventor Warrants had an exercise price of $8.05 per share and the December Warrants had an exercise price of $6.08 per share. The September 2024 Class A Warrants, September 2024 Class B Warrants, December Warrants, and Investor Warrants had termination dates of March 17, 2030, March 17, 2026, December 18, 2029, and April 24, 2030, respectively. Upon amendment, each of the Modified Warrants will have a reduced exercise price of $3.80 per share and a termination date of February 11, 2030.
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
Public and Private Warrants
As of June 30, 2025 and 2024, the Company had Public and Private Warrants outstanding to purchase 12,322 shares and 16,104 shares of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $8,050 per share, subject to adjustment, at any time commencing on August 12, 2021. The Public and Private Warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
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
On May 19, 2025, the Company adopted the first amendment to the 2022 Plan to increase the number of shares of Class A common stock available for issuance under the 2021 Plan by 950,000 shares. All other terms of the 2021 Plan remained the same.
During the six months ended June 30, 2025, the shares available for grant under the 2021 Plan increased by 83,418 and 26 due to the evergreen provision and forfeitures, respectively. As of June 30, 2025, there were 443,012 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP Plan”), under which 2,280 shares of Class A common stock were initially reserved for issuance. The Plan provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase or (ii) 2,280 shares. Participation in the 2021 ESPP Plan has been suspended by the Board of Directors. The 2021 ESPP Plan became effective immediately following the Closing. The Company has an outstanding liability pertaining to the ESPP of $4 thousand as of June 30, 2025, included in accrued expenses, for employee contributions to the 2021 ESPP Plan, which will be refunded to participants due to the suspension of the plan. As of June 30, 2025, there were 3,002 shares remaining available for issuance.
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
During the six months ended June 30, 2025, the shares available for grant under the 2022 Plan increased by 250,000 due to the evergreen provision. As of June 30, 2025, only RSU grants have been made under the 2022 Plan and there were 128,014 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plans, for the six months ended June 30, 2025:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,386	$1,139.61
Granted	30,000	1.78
Forfeitures	(62)	1,115.64
Outstanding as of June 30, 2025	31,324	$49.99	9.7	$—
Exercisable as of June 30, 2025	21,324	$72.60	9.6	$—
Vested and expected to vest as of June 30, 2025	31,324	$49.99	9.7	$—
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the six months ended June 30, 2025. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2024	5,924	$1,388.75
Granted	715,280	1.32
Vested	(2,234)	1,028.19
Forfeited	(732)	1,491.70
Outstanding as of June 30, 2025	718,238	$8.02
As of June 30, 2025, there was a total of $7.7 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $0.78 million.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development expenses	$136	$297	$348	$224
Selling, general and administrative expenses	831	1,438	1,676	2,954
Total	$967	$1,735	$2,024	$3,178
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Options	$6	$70	$48	$145
RSUs & RSAs	961	1,665	1,976	3,033
Total	$967	$1,735	$2,024	$3,178
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
As the Company incurred a net loss for the three and six months ended June 30, 2025 and 2024, the inclusion of preferred stock, certain options, unvested stock units, warrants, convertible promissory notes, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Preferred shares outstanding	6,734,080	—	6,734,080	—
Options and unvested stock units outstanding	749,562	19,753	749,562	19,753
Warrants outstanding	4,076,371	1,036,983	4,076,371	1,036,983
Convertible promissory notes	1,580,647	—	1,580,647	—
Unvested shares related to VLD MSA	477,455	—	477,455	—
Contingent Sponsor Earnout Shares	2,054	2,054	2,054	2,054
Total	13,620,169	1,058,790	13,620,169	1,058,790
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
and minimum purchases stipulated. As of June 30, 2025, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2025	$180
Total	$180
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
SAFE Note Litigation
On July 20, 2022, The Larian Living Trust (“TLLT”) filed an action against the Company in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4.0 million in the Company. TLLT alleges that a “liquidity event” occurred when the Company closed the Business Combination, such that it was entitled to the greater of its $4.0 million investment or its “Conversion Amount” of the Company’s shares, which was a total of 1,036 shares of the Company’s stock. TLLT further alleges that the Company refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its attorney’s fees and costs. On March 16, 2023, the Company’s motion to dismiss TLLT’s claims was denied and the parties will move forward with discovery. On July 13, 2023, the Company filed a motion for partial summary judgment. The hearing on the Company’s motion for partial summary judgment was set for November 8, 2023, TLLT filed an Answering Brief on September 15, 2023, and the Company filed a Reply Brief on October 16, 2023. On January 31, 2024, the Superior Court denied the Company’s motion for partial summary judgment. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company and TLLT have held settlement discussions, but an agreement in principle has not been finalized. On April 30, 2025, the Court entered an order stating that the matter would be dismissed for want of prosecution if no proceedings are undertaken within 30 days of that date. No such proceedings have been instituted by the plaintiff after the filing of that order.
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
Note 13. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2025 and 2024, respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.
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

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
consolidated net loss and net cash used in operations to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between research and development and selling, general and administrative expenses and determination of cash from financing activities required.
The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Service revenue	$191	$1,209	$513	$1,722
Cost of revenue	2	—	2	—
Gross profit	189	1,209	511	1,722
Operating expenses:
Research and development expenses	2,193	2,850	4,108	5,526
Selling, general and administrative expenses	3,940	5,323	8,532	11,487
Total operating expenses	6,133	8,173	12,640	17,013
Loss from operations	(5,944)	(6,964)	(12,129)	(15,291)

Other income (expense), net:
Realized loss on disposal of assets	—	(55)	—	(55)
Interest income	2	4	6	22
Interest expense	(91)	—	65	(57)
Gain on debt extinguishment	13	—	71	—
Change in fair value of convertible debt carried at fair value	(835)	—	(835)	—
Other income (expense)	405	(1)	200	52
Total other income (expense), net	(506)	(52)	(493)	(38)
Net loss	$(6,450)	$(7,016)	$(12,622)	$(15,329)
See the condensed consolidated interim financial statements for other financial information regarding the Company’s operating segment. The Company’s long-lived tangible assets, as well as the Company’s operating right-of-use assets recognized on the condensed consolidated balance sheets are located in the United States.
Note 16. Supplemental Disclosures for Condensed Consolidated Statements of Cash Flows
Supplemental disclosures for the accompanying condensed consolidated statements of cash flows consist of the following:

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Purchases of intangible assets in accounts payable and accrued expenses at period end	$—	$18
Issuance of common stock in settlement of accounts payable	$338	$—
Deferred issuance costs related to warrant modifications	400	—
Issuance of common stock upon partial conversion of convertible note	$862	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$58	$12

Note 17. Subsequent Events
July 2025 Public Offering
On July 1, 2025, the Company consummated a “best efforts” public offering (the “July 2025 Offering”) of an aggregate of (i) 680,000 shares of Class A common stock at a purchase price of $1.41 per share, (ii) prefunded warrants (the “July 2025 Pre-Funded Warrants”) to purchase 2,156,880 shares of Class A common stock, and (iii) warrants to purchase 2,836,880 shares of Class A common stock (the “July 2025 Warrants”).
The purchase price of each July 2025 Pre-Funded Warrant was equal to the price per share of Class A common stock being sold in the July 2025 Offering minus $0.00001. The July 2025 Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The July 2025 Warrants have an exercise price per share of Class A common stock equal to $1.41 per share and will expire five years from the date of issuance. The July 2025 Offering closed on July 1, 2025.
The Company received aggregate gross proceeds from the July 2025 Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.4 million. Net proceeds of $3.6 million from the July 2025 Offering will be recorded to additional paid-in-capital. Both the July 2025 Pre-Funded Warrants and the July 2025 Warrants meet the requirements for equity classification.
In connection with the July 2025 Offering, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company agreed not to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents for a period of forty-five (45) days and will not effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction for a period of three (3) months after July 1, 2025, subject to certain exceptions.
Also in connection with the July 2025 Offering, the Company agreed to amend the remaining Modified Warrants still outstanding after the March 2025 Warrant Inducement (see Note 9) to purchase up to an aggregate of 1,157,143 shares of Class A common stock. Prior to amendment, the Modified Warrants had an exercise price of $3.80 per share and a termination date of February 11, 2030. Upon amendment, each of the Modified Warrants will have a reduced exercise price of $1.41 per share and a termination date of July 1, 2030.
Additionally, in connection with the July 2025 Offering, the Company entered into a Placement Agency Agreement with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the July 2025 Offering and reimbursed $0.1 million of placement agent expenses.
May 2025 Loan Extinguishment
On July 1, 2025, the Company prepaid $1.0 million in order to extinguish the May 2025 Loan. The Company anticipates recognizing a loss on extinguishment in the third quarter of 2025 as a result of the prepayment.
Waiver of Certain Provisions of the Master Services Agreement (MSA) with Velo3D, Inc. (VLD) as disclosed in Note 9
The MSA with VLD provided for the cancellation of shares of the Company’s capital stock held by VLD in certain circumstances upon expiration or termination. On August 14 2025, the Company irrevocably waived its right under the MSA to cancel such shares upon expiration or termination of the MSA.
August Warrant Inducement
On August 13, 2025, the Company entered into a warrant inducement agreement (the “August 2025 Inducement Agreement”) with a holder of certain existing warrants to purchase shares of common stock, par value $0.00001 per share. of the Company. Pursuant to the Inducement Agreement, the Holder agreed to exercise for cash on August 13, 2025, its existing warrants to purchase 2,431,029 shares of the Common Stock at an exercise price of $1.11 per share, which was the closing price of the Common Stock on the Nasdaq Capital Market on August 12, 2025. Prior to entering into the Inducement Agreement, 1,157,143 of the existing warrants were immediately exercisable at an exercise price of $1.41 per share and 1,273,886 of the existing warrants were exercisable at an exercise price of $3.80 per share. The Company received on August 14, 2025 aggregate gross proceeds of approximately $2.7 million

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 17. Subsequent Events (cont.)
from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses payable by the Company.
In consideration of the Holder’s agreement to exercise the existing warrants in accordance with the Inducement Agreement, the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to 4,862,058 shares of Common Stock, which is equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants (the “Inducement Warrant Shares”) at an exercise price of $1.11. The Company agreed in the Inducement Agreement to file a registration statement within 30 days of August 12, 2025, providing for the resale of the Inducement Warrant Shares by the holders of the Inducement Warrant Shares.
The Company engaged A.G.P./Alliance Global Partners (“A.G.P.”) to act as its financial advisor in connection with the transactions summarized above and will pay A.G.P. an aggregate fee equal to approximately $188,890 in connection with the transactions contemplated by the Inducement Agreement and reimburse A.G.P. for legal expenses incurred in connection with the transaction not to exceed $35,000.
The Company expects to use the net proceeds from this transaction for general corporate purposes.
One Big Beautiful Bill Act
On July 4, 2025, a budget and reconciliation package known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. Among other provisions, the OBBBA amends U.S. tax law including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

Tables of Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our Annual Report on Form 10-K filed with the SEC on April 1, 2025, as amended on April 9, 2025. This discussion and analysis should also be read together with our financial information for the period ended as of June 30, 2025. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on April 1, 2025, as amended on April 9, 2025, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
Momentus offers or plans to offer satellites, satellite buses, satellite technologies and components, including solar arrays, and transportation and infrastructure services to help enable the commercialization of space for commercial companies and to support the missions of U.S. and friendly governments missions. Satellite operators are our target commercial customers. Momentus is also seeking business in support of U.S. Government missions for Departments and Agencies like NASA and the Department of Defense.
Products and services that we plan to provide include provision of satellites, satellite buses, satellite technologies and components, including solar arrays, integration of payload instruments, “last mile” satellite transportation, payload-hosting, on‑orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings.
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
During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.5 million of revenue, respectively, primarily from the completion of performance obligations on engineering services performed for U.S. government and engineering project services.
As of June 30, 2025 we have signed contracts with customers and have collected approximately $3.1 million in customer deposits, $0.2 million of which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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

As of June 30, 2025, we have expensed all research and development costs associated with developing and building our vehicles.
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
Change in Fair Value of Convertible Debt Carried at Fair Value
Changes in the fair value of convertible debt measured at fair value on a recurring basis.
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

Comparison of Financial Results for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Service revenue	$191	$1,209	$(1,018)	(84%)
Cost of revenue	2	—	2	100%
Gross profit	189	1,209	(1,020)	(84%)

Operating expenses:
Research and development expenses	2,193	2,850	(657)	(23%)
Selling, general and administrative expenses	3,940	5,323	(1,383)	(26%)
Total operating expenses	6,133	8,173	(2,040)	(25%)
Loss from operations	(5,944)	(6,964)	1,020	(15%)

Other income (expense), net:
Realized loss on disposal of assets	—	(55)	55	(100%)
Interest income	2	4	(2)	(50%)
Interest expense	(91)	—	(91)	(100%)
Gain on debt extinguishment	13	—	13	100%
Change in fair value of convertible debt carried at fair value	(835)	—	(835)	(100%)
Other income (expense)	405	(1)	406	(40600%)
Total other income (expense), net	(506)	(52)	(454)	873%
Net loss	$(6,450)	$(7,016)	$566	(8%)
Service revenue
Revenue recognized during the three months ended June 30, 2025 and 2024, was primarily driven by engineering services performed for the Space Development Agency agreement, resulting in $0.2 million and $1.2 million of revenue recognition, respectively.
Research and development expenses
Research and development expenses decreased from $2.9 million in the three months ended June 30, 2024 to $2.2 million in the three months ended June 30, 2025. Payroll costs decreased by $0.5 million, inclusive of a decrease of $0.2 million in non-cash stock based compensation, driven by reduced headcount. Other miscellaneous fees, such as materials and overhead, decreased by $0.1 million
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $5.3 million in the three months ended June 30, 2024 to $3.9 million in the three months ended June 30, 2025. Payroll costs decreased by $0.9 million, inclusive of a decrease of $0.6 million in non-cash stock based compensation. Other miscellaneous fees, such as insurance and overhead, decreased by $0.5 million.
Realized loss on disposal of assets
The decrease in realized loss on disposal of assets for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due to losses from the auction of machinery and equipment.
Interest expense
The $0.1 million interest reduction for the three months ended June 30, 2025 was primarily due to amortization of the debt premium on the July Convertible Note and the October Convertible Note, partially offset by cash interest accrual. See Note 8 for additional information.
Gain on debt extinguishment
The gain on extinguishment of debt recognized for the three months ended June 30, 2025, was due to the amendment of the convertible promissory notes between the Company and Space Infrastructure Ventures. See Note 8 for additional information.

Change in fair value of convertible debt carried at fair value
The change in fair value of convertible debt carried at fair value for the three months ended June 30, 2025, was due to the change in fair value of the May 2025 Loan. See the Fair Value Measurement discussion in Note 2 for additional information.
Other income (expense)
Other income increased to $0.4 million during the three months ended June 30, 2025, primarily due to an employee retention credit under the CARES Act.
Comparison of Financial Results for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Service revenue	$513	$1,722	$(1,209)	(70%)
Cost of revenue	2	—	2	100%
Gross profit	511	1,722	(1,211)	(70%)

Operating expenses:
Research and development expenses	4,108	5,526	(1,418)	(26%)
Selling, general and administrative expenses	8,532	11,487	(2,955)	(26%)
Total operating expenses	12,640	17,013	(4,373)	(26%)
Loss from operations	(12,129)	(15,291)	3,162	(21%)

Other income (expense), net:
Realized loss on disposal of assets	—	(55)	55	(100%)
Interest income	6	22	(16)	(73%)
Interest expense	65	(57)	122	(214%)
Gain on debt extinguishment	71	—	71	100%
Change in fair value of convertible debt carried at fair value	(835)	—	(835)	(100%)
Other income	200	52	148	285%
Total other income (expense), net	(493)	(38)	(455)	1197%
Net loss	$(12,622)	$(15,329)	2,707	(18%)
Service revenue
Revenue recognized during the six months ended June 30, 2025, was primarily driven by engineering services performed for the Space Development Agency agreement, resulting in $0.4 million of revenue recognition. The remaining $0.1 million of revenue recognized was due to customer deposit forfeiture upon contract expiration.
The revenue recognized during the six months ended June 30, 2024, was primarily driven by engineering services performed for the Space Development Agency agreement, resulting in $1.7 million of revenue recognition. The remaining $0.04 million of revenue recognized was due to customer deposit forfeiture upon contract expiration.
Research and development expenses
Research and development expenses decreased from $5.5 million in the six months ended June 30, 2024, to $4.1 million in the six months ended June 30, 2025. The decrease was primarily due to (i) a $1.0 million reduction in payroll costs due to decreased headcount, (ii) a $0.2 million reduction on subcontractor cost, (iii) a $0.2 million reduction in research and development expenses, and (iv) a $0.1 million decrease in other overhead and allocated IT costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $11.5 million in the six months ended June 30, 2024 to $8.5 million in the six months ended June 30, 2025. The decrease is primarily due to (i) a $2.0 million decrease in payroll related expenses, inclusive of a decrease of $1.3 million in non-cash stock based compensation, (ii) a decrease in legal expenses of $0.9 million, and (iii) a $1.0 million decrease in other miscellaneous fees, such as insurance and overhead. These decreases were partially offset by an increase in consulting and professional services of $1.0 million.
Realized loss on disposal of assets
The decrease in realized loss on disposal of assets for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due to losses from the auction of machinery and equipment.
Interest income
Interest income decreased from $0.02 million for six months ended June 30, 2024 to $0.01 million for the six months ended June 30, 2025 as the Company invested less in money market funds due to liquidity constraints.
Interest expense
Interest expense decreased from $0.1 million of cash and debt discount amortization interest for the six months ended June 30, 2024, to a $0.1 million interest reduction for the six months ended June 30, 2025, primarily due to amortization of the debt premium on the July Convertible Note and the October Convertible Note, partially offset by cash interest accrual. See Note 8 for additional information.
Gain on debt extinguishment
The gain on extinguishment of debt recognized for the six months ended June 30, 2025, was due to the amendment of the convertible promissory notes between the Company and Space Infrastructure Ventures. See Note 8 for additional information.
Change in fair value of convertible debt carried at fair value
The change in fair value of convertible debt carried at fair value for the six months ended June 30, 2025, was due to the change in fair value of the May 2025 Loan. See the Fair Value Measurement discussion in Note 2 for additional information.
Other income
Other income increased from $0.1 million for the six months ended June 30, 2024 to $0.2 million six months ended June 30, 2025. The increase was primarily due to primarily due to an employee retention credit under the CARES Act.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $12.6 million for the six months ended June 30, 2025 and an accumulated deficit of $420.6 million as of June 30, 2025. Additionally, the Company used net cash of $7.4 million to fund its operating activities for the six months ended June 30, 2025, and had cash and cash equivalents of $0.1 million as of June 30, 2025.
In connection with the preparation of the condensed consolidated interim financial statements for the six months ended June 30, 2025, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.

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
Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(7,422)	$(6,374)
Investing activities	—	(40)
Financing activities	5,982	5,199
Net change in cash and cash equivalents	$(1,440)	$(1,215)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $7.4 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $2.0 million, were $3.3 million. Professional fees of $3.5 million included $0.9 million in legal fees discussed in Note 12. Office overheads and other general corporate expenses were $2.4 million, which includes insurance costs of $0.5 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $0.8 million. These cash outflows were partially offset by gross profit of $0.5 million primarily related to the fulfillment of performance obligations during the six months ended June 30, 2025. Additionally, the Company had a change in operating assets and liabilities of $1.7 million during the six months ended June 30, 2025.
Net cash used in operating activities for the six months ended June 30, 2024 was $6.4 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $3.2 million, were $5.2 million. Professional fees of $3.4 million included $1.9 million in legal fees. Office overheads and other general corporate expenses were $3.1 million, which includes insurance costs of $1.0 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $0.5 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $1.1 million. These cash outflows were partially offset by gross profit of $1.7 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the six months ended June 30, 2024. Additionally, the Company had a change in operating assets and liabilities of $4.7 million during the six months ended June 30, 2024.
Investing Activities
Net cash used in investing activities was zero and $0.04 million for the six months ended June 30, 2025 and 2024, respectively, which consisted of purchases of machinery and equipment and proceeds received on the sale of machinery and equipment.
Financing Activities
Net cash provided by financing activities was $6.0 million for the six months ended June 30, 2025, primarily due to gross proceeds of approximately $5.0 million received from the February Offering, $2.1 million received from the March 2025 Warrant Inducement Agreement, and $0.2 million received from the May 2025 Loan, partially offset by principal repayments of $0.7 million of the Convertible Notes and $1.1 million in current and deferred issuance costs related to common stock, related warrants, the warrant inducement, and other common and preferred stock issuances.

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
Commitments and Contingencies
We are a party to leases primarily for facilities (e.g., office buildings, warehouses and spaceport) under non-cancellable operating leases. We lease office space under a non-cancellable operating lease which expires March 2026. Refer to Note 6.
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
In periods in which we recognize revenue, we will disclose the amounts of revenue recognized that was included as a contract liability balance at the beginning of the reporting period in accordance with ASC Sub-Topic 606-10-50-8(b).
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
Contract Liabilities
Customer deposits collected prior to the release of the customer’s payload into its specified orbit are recorded as current and non-current contract liabilities in our condensed consolidated balance sheets as the amounts received represent a prepayment for the satisfaction of a future performance obligation that has not yet commenced. Some customer deposits are non-refundable. Each non-refundable deposit is determined to be a contract liability upon cash collection. Prior to making this determination, we ensure that a valid contract is in place that meets the definition of the existence of a contract in accordance with ASC Sub-Topic 606-10-25-1 and 2.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2025, we had cash and cash equivalents of $0.1 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the three and six months ended June 30, 2025 and 2024. Currently, a significant portion of our cash receipts and expenses are generated in U.S. dollars.
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
In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgment in evaluating its controls and procedures. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.
In connection with the preparation of this report, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2025. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of June 30, 2025, due to the material weakness in internal control over financial reporting described below.
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

•a misclassifying $1.7 million related to the Company’s prepaid research and development expense balance. Based on the nature of the underlying items, which included both deposits for undelivered goods and components received intended for use in commercial launch services, the balance did not meet the criteria for prepaid research and development expense under ASC Topic 730. The Company has subsequently recorded and reclassified the balance from current assets to other non-current assets, ensuring proper classification in accordance with U.S. GAAP; and
•misclassifying $0.3 million of accounts payable as accrued liabilities.
There were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis.
Management’s Plan to Remediate the Material Weakness
Management is implementing remediation steps to address the material weakness and to improve our internal control environment. Company Management prepared a plan with specific steps and milestones. This plan was briefed to the Disclosure Committee and Audit Committee, and then to the full Board of Directors. The Company will engage with outside consultants to review the revised control processes and procedures and assist with implementation as necessary. The Company’s progress in implementation is being reviewed regularly by Management, and the Disclosure and Audit Committees of the Board of Directors.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Debt Settlements
On May 13, 2025, the Company issued 26,946 shares of its Class A common stock (the “Common Stock”) to a vendor to settle outstanding debts of $45,000.
Shares of the Company’s Common Stock issued in the transaction described herein are exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The vendor is an “accredited investor” as defined in Regulation D or “sophisticated investor” and was acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the shares of the Company’s Common Stock were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Impact of MSA Waiver and Equity Transactions on Stockholders’ Equity, Non-GAAP
The MSA with VLD provided for the cancellation of shares of the Company’s capital stock held by VLD in certain circumstances upon expiration or termination. On August 14, 2025, the Company irrevocably waived its right under the MSA to cancel such shares upon expiration or termination of the MSA.
The Company believes that, after giving effect to this waiver, along with the proceeds from the July 2025 Offering and the August 2025 Warrant Inducement, the Company’s stockholders’ equity as of August 14, 2025 is in excess of $2.5 million.
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
On June 17, 2025, the Company and AGP executed a letter agreement (the “June 2025 Amendment”) modifying the terms of the May 2025 Convertible Note. The June 2025 Amendment provided that a new convertible promissory note with a reduced principal amount of $0.5 million (the “Amended Note”) will contingently replace the May 2025 Convertible Note upon the effectiveness of a resale registration statement (the “Effective Date”). If the Effective Date occurs, AGP agreed to waive any claim or recourse with respect to the $0.7 differential between the May 2025 Convertible Note and the Amended Note. The Amended Note would retain substantially similar terms to the May 2025 Convertible Note, including the interest rate, maturity, conversion price, and conversion mechanics, with the only change being the reduction of the principal from $1.2 million to $0.5 million. The June 2025 Amendment was accounted for as a modification, with no change to the accounting treatment, as the note remains liability-classified and continues to be remeasured at fair value at each reporting period. No additional costs or premiums were recognized.
Debt Settlements
Between April 21, 2025 and May 13, 2025, the Company issued 191,339 shares of its Class A common stock (the “Common Stock”) to four vendors and one customer to settle outstanding debts of $337,942.
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

ITEM 6. Exhibits

Tables of Contents

Exhibit Number	Description of Exhibit
3.1	Certificate of Designations (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 14, 2025).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2025).
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
4.4	Amendment to Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
10.1
Master Services Agreement, dated April 12, 2025, by and between Momentus Inc. and Velo3D, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2025).

10.2
Convertible Promissory Note dated May 13, 2025 by and between Momentus Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2025).

10.3#	First Amendment to the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2025).
10.4
Loan Agreement, dated May 30, 2025, by and between Momentus Inc. and J.J. Astor & Co. (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2025).

10.5
Amendment to Loan Agreement and Registration Rights Agreement, dated June 17, 2025, by and between Momentus Inc. and J.J. Astor & Co. (as incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 18, 2025).

10.6
Letter Agreement, dated June 17, 2025, by and between Momentus Inc. and A.G.P./Alliance Global Partners amending that certain Convertible Promissory Note dated May 13, 2025 by and between Momentus Inc. and A.G.P./Alliance Global Partners (as incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 18, 2025).

10.7	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

MOMENTUS INC.

Date: August 19, 2025	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)