Form 10-Q
period 2025-09-30
Momentus Inc.
filed 2025-11-20
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 24,148,662 shares of Class A common stock as of November 19, 2025.

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

Tables of Contents

ITEM 1. Financial Statements

MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$670	$1,572
Accounts receivable	—	879
Insurance receivable	100	408
Prepaids and other current assets	6,284	1,667
Total current assets	7,054	4,526
Property, machinery and equipment, net	1,251	2,182
Intangible assets, net	214	253
Operating right-of-use asset	282	347
Deferred offering costs	145	—
Other non-current assets	10,655	2,644
Total assets	$19,601	$9,952
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,352	$5,596
Accrued liabilities	3,686	3,006
Loan payable, current	4,068	4,957
Contract liabilities, current	3,025	345
Operating lease liability, current	558	685
Litigation settlement contingency	112	420
Other current liabilities	523	1
Total current liabilities	17,324	15,010
Contract liabilities, non-current	120	1,901
Warrant liability	2,747	3
Operating lease liability, non-current	—	333
Other non-current liabilities	104	515
Total non-current liabilities	2,971	2,752
Total liabilities	20,295	17,762
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Series A preferred stock, $0.00001 par value; 20,000,000 shares authorized and 673,408 issued and outstanding as of September 30, 2025; 20,000,000 shares authorized and 0 issued and outstanding as of December 31, 2024	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 12,287,458 issued and outstanding as of September 30, 2025; 250,000,000 shares authorized and 2,780,597 issued and outstanding as of December 31, 2024	—	—
Class B common stock, $0.00001 par value; 0 shares authorized and 0 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	430,995	400,183
Accumulated deficit	(431,689)	(407,993)
Total stockholders’ deficit	(694)	(7,810)
Total liabilities and stockholders’ deficit	$19,601	$9,952

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenue	$234	$107	$747	$1,829
Cost of revenue	—	66	2	66
Gross profit	234	41	745	1,763
Operating expenses:
Research and development expenses	2,328	2,205	6,436	7,731
Selling, general and administrative expenses	4,152	5,429	12,684	16,916
Total operating expenses	6,480	7,634	19,120	24,647
Loss from operations	(6,246)	(7,593)	(18,375)	(22,884)
Other income (expense), net:
Realized loss on disposal of assets	—	(133)	—	(188)
Interest income	—	2	6	24
Interest expense	(177)	(43)	(112)	(100)
Loss on debt extinguishment	(2,898)	—	(2,827)	—
Change in fair value of convertible debt carried at fair value	—	—	(835)	—
Other income (expense)	(1,753)	9	(1,553)	61
Total other income (expense), net	(4,828)	(165)	(5,321)	(203)
Net loss	$(11,074)	$(7,758)	$(23,696)	$(23,087)
Net loss per share, basic and diluted	$(1.08)	$(6.26)	$(3.68)	$(20.83)
Weighted average shares outstanding, basic and diluted	10,276,939	1,239,850	6,446,056	1,108,192

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(in thousands, except share data)

	Preferred stock – Series A		Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	2,780,597	$—	$400,183	$(407,993)	$(7,810)
Issuance of common stock upon vesting of RSUs	—	—	1,951	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(424)	—	(1)	—	(1)
Issuance of common stock and related warrants in registered offering, net of issuance costs	—	—	300,000	—	4,401	—	4,401
Issuance of common stock upon exercise of pre-funded warrants	—	—	1,176,886	—	—	—	—
Issuance of common stock in connection with warrant inducement, net of issuance costs	—	—	331,000	—	1,889	—	1,889
Issuance of common stock for convertible note principal and interest	—	—	190,000	—	664	—	664
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	(6,172)	(6,172)
Balance, March 31, 2025	—	$—	4,780,010	$—	$408,193	$(414,165)	$(5,972)
Issuance of common stock upon vesting of RSUs	—	—	159	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(15)	—	—	—	—
Issuance of common stock in connection with prior warrant inducement	—	—	740,429	—	(25)	—	(25)
Issuance of common stock for convertible note principal and interest	—	—	112,576	—	199	—	199
Issuance of common stock in settlement of accounts payable and customer deposits	—	—	191,339	—	338	—	338
Deferred financing costs for warrant modification	—	—	—	—	400	—	400
Issuance of warrants with convertible debt	—	—	—	—	572	—	572
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	967	—	967
Net loss	—	—	—	—	—	(6,450)	(6,450)
Balance, June 30, 2025	—	$—	5,824,498	$—	$410,644	$(420,615)	$(9,971)
Issuance of common stock upon vesting of RSUs	—	—	65,406	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(116)	—	—	—	—
Issuance of common stock and related warrants in registered offering, net of issuance costs	—	—	680,000	—	2,975	—	2,975
Issuance of common stock in connection with warrant inducement, net of issuance costs	—	—	2,431,029	—	2,406	—	2,406
Issuance of common stock upon exercise of pre-funded warrants	—	—	2,156,880	—	—	—	—
Issuance of common stock and preferred stock in exchange for prepaid services	673,408	—	477,455	—	10,672	—	10,672
Issuance of common stock and pre-funded warrants in settlement of accounts payable	—	—	652,306	—	1,308	—	1,308
Warrants issued in relation to the convertible debt extinguishments	—	—	—	—	2,299	—	2,299
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	691	—	691
Net loss	—	—	—	—	—	(11,074)	(11,074)
Balance, September 30, 2025	673,408	$—	12,287,458	$—	$430,995	$(431,689)	$(694)

Tables of Contents

	Preferred stock – Series A		Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	591,712	$—	$376,234	$(373,047)	$3,187
Issuance of common stock upon vesting of RSUs	—	—	2,613	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(425)	—	(3)	—	(3)
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	1,443	—	1,443
Issuance of common stock and related warrants in registered offering, net of issuance costs	—	—	158,572	—	7,171	—	7,171
Issuance of common stock upon exercise of pre-funded warrants	—	—	435,092	—	—	—	—
Net loss	—	—	—	—	—	(8,313)	(8,313)
Balance, March 31, 2024	—	$—	1,187,564	$—	$384,845	$(381,360)	$3,485
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	1,735	—	1,735
Net loss	—	—	—	—	—	(7,016)	(7,016)
Balance, June 30, 2024	—	$—	1,187,564	$—	$386,580	$(388,376)	$(1,796)
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	1,707	—	1,707
Issuance of pre-funded warrants and warrants in private placement, net of issuance costs	—	—	—	—	2,443	—	2,443
Issuance of common stock upon exercise of pre-funded warrants	—	—	357,143	—	—	—	—
Net loss	—	—	—	—	—	(7,758)	(7,758)
Balance, September 30, 2024	—	$—	1,544,707	$—	$390,730	$(396,134)	$(5,404)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,696)	$(23,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	970	657
Amortization of debt (premium) and issuance costs	(307)	88
Amortization of right-of-use asset	65	862
Change in fair value of convertible debt carried at fair value	835	—
Loss on disposal of fixed and intangible assets	—	188
Loss on debt extinguishment	2,827	—
Loss on issuance of warrant liabilities	1,391	—
Stock-based compensation expense	2,715	4,885
Issuance of convertible notes for legal services	423	—
Changes in operating assets and liabilities:
Accounts receivable	879	—
Prepaids and other current assets	(4,617)	4,326
Insurance receivable	308	(308)
Other non-current assets	2,662	(487)
Accounts payable	1,402	2,872
Accrued liabilities	680	(1,105)
Accrued interest	479	—
Other current liabilities	520	(6)
Contract liabilities	899	640
Operating lease liability	(461)	(944)
Litigation settlement contingency	(308)	526
Other non-current liabilities	(411)	19
Net cash used in operating activities	(12,745)	(10,874)
Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	—	135
Purchases of intangible assets	—	(41)
Net cash provided by investing activities	—	94
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	2,250	2,295
Payment of convertible notes	(2,062)	—
Principal payments on loan payable	—	(2,319)
Payment of debt issuance costs	(245)	—
Proceeds from exercise of warrants	4,766	—
Payments for issuance costs related to exercise of warrants	(497)	—
Repurchase of Section 16 Officer shares for tax coverage exchange	(1)	(3)
Payment of deferred offering costs	(145)	—
Proceeds from issuance of common stock and related warrants	9,000	10,750
Payments for issuance costs related to common stock and related warrants	(1,223)	(1,137)
Net cash provided by financing activities	11,843	9,586
Decrease in cash and cash equivalents	(902)	(1,194)
Cash and cash equivalents, beginning of period	1,572	2,492
Cash and cash equivalents, end of period	$670	$1,298

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
Momentus has launched four missions to date, deployed 17 customer satellites, and provided hosted payload services. Three of these missions involved operation of the Vigoride Orbital Service Vehicle (“OSV”) in orbit. During these three Vigoride missions, the system and technology were tested repeatedly. Improvements based on lessons learned during these missions were rapidly incorporated. As a result of these three missions, the Vigoride OSV has been successfully demonstrated in space and accumulated significant flight heritage. The Company has produced its next OSV, Vigoride 7, that it intends to utilize on a 2026 mission.
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
The Business Combination was accounted for as a reverse recapitalization under ASC Topic 805, Business Combinations, with SRAC and its two wholly-owned subsidiaries. The Company received gross proceeds of $247.3 million upon the Closing. Public and private warrants of SRAC were assumed by the Company as a result of the Business Combination.
Going Concern
The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these condensed consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date the Company remains heavily focused on growth and continued development of its proprietary technology, and as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s consolidated financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net loss of $23.7 million for the nine months ended September 30, 2025, and accumulated deficit of $431.7 million as of September 30, 2025.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
Additionally, the Company used net cash of $12.7 million to fund its operating activities for the nine months ended September 30, 2025, and had cash and cash equivalents of $0.7 million as of September 30, 2025.
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
In connection with the preparation of the condensed consolidated interim financial statements for the nine months ended September 30, 2025, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such condensed consolidated interim financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its regular operations, scaling of commercial production, and maintain its existing services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations until such time, if ever, the Company can generate revenues sufficient to achieve profitability. The Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate all opportunities to access additional capital through any available means.
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
proportional adjustments were also made to the number of shares and restricted stock units (“RSUs”) issued and issuable under the Company’s equity compensation plan.
The Company has retroactively adjusted all periods presented for the effects of the December 2024 1-for-14 reverse stock split. See Note 9 for additional information.
Note 2. Summary of Significant Accounting Policies
Consolidated Interim Financial Information
The accompanying condensed consolidated interim financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2024 was derived from the Company’s consolidated audited financial statements but does not include all disclosures required by GAAP for consolidated audited financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (the “FASB”).
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The accompanying condensed consolidated interim financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2025 and December 31, 2024, the results of operations for the three and nine months ended September 30, 2025 and 2024, the statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period. These condensed consolidated interim financial statements should be read in conjunction with the consolidated audited financial statements as of and for the years ended December 31, 2024 and 2023, filed with the SEC in our Annual Report on Form 10-K filed by the Company on April 1, 2025, and Form 10-K/A filed on April 9, 2025.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Accounts Receivable
Accounts receivable as of December 31, 2024, represent amounts primarily due from the Defense Advanced Research Project Agency (“DARPA”) to provide support to the DARPA Novel Orbital and Moon Manufacturing, Materials, and Mass-efficient Design (“NOM4D”) program, including arranging launch services, payload integration, and in-orbit hosting of the payload for a complex in-space assembly mission. Accounts Receivable are stated at invoice value less estimated allowances for credit losses. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, aging of the accounts receivable balances, economic conditions, and other factors that may affect a customer’s ability to pay. The allowance for credit losses as of September 30, 2025 and December 31, 2024, was zero.
Deferred Fulfillment and Prepaid Launch Costs
The Company prepays for certain launch costs to third-party providers that will carry the transport vehicle to orbit. Prepaid costs allocated to the delivery of a customers’ payload are classified as deferred fulfillment costs and prepaid costs allocated to our payload are classified as prepaid launch costs. All deferred fulfillment and prepaid launch costs are recognized as cost of revenue upon delivery of the related payloads.
As of September 30, 2025 and December 31, 2024, the Company had deferred fulfillment and prepaid launch costs of $4.4 million and $2.6 million, respectively, with $3.1 million and $0 recorded within prepaids and other current assets, respectively, and $1.3 million and $2.6 million recorded within other non-current assets in our condensed consolidated balance sheets, respectively.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
Revenue Recognition
The Company enters into short-term contracts for ‘last-mile’ satellite and cargo delivery (transportation service), payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. For its transportation service arrangements, the Company has a performance obligation of delivering the customers’ payload to its designated orbit and recognizes revenue (along with any other fees that have been paid) at a point in time, upon satisfaction of this performance obligation. Additionally, for its in-orbit service arrangements, the Company provides a multitude of services during the mission to its customers. The Company recognizes revenue for these in-orbit services ratably over time on a straight-line basis. The Company also enters into contracts to perform analysis and provide engineering services to U.S. Government organizations.
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
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. Government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the three and nine months ended September 30, 2025, the Company recorded $0.2 million and $0.5 million, respectively, and during the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $1.8 million, respectively, of revenue from the U.S. Government.
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of September 30, 2025 and December 31, 2024, the Company had customer deposit balances of $3.1 million and $2.2 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of September 30, 2025 and December 31, 2024, are $0.1 million and $1.9 million, respectively, of non-current deposits.
During the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.7 million of revenue, respectively, due to engineering services performed under the DARPA NOM4D and DARPA BRIDGES programs, payment under the Space Development Agency Hybrid Acquisition for Proliferated Low Earth Orbit (HALO) program, and forfeited customer deposits primarily related to expired options. Of the $0.7 million of revenue recognized, $0.2 million was derived from the December 31, 2024 contract liability balance. During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $1.8 million of revenue, respectively, due to engineering services performed on the Space Development Agency milestone two agreement and forfeited customer deposits primarily related to expired options. Of the $1.8 million of revenue recognized, $0.04 million was derived from the December 31, 2023 contract liability balance.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The disaggregation of revenue by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Forfeited customer deposits	72	—	162	35
Engineering project services	162	107	585	1,794
Total revenue	$234	$107	$747	$1,829
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three and nine months ended September 30, 2025 and at December 31, 2024.
As of September 30, 2025, the Company does not have any assets measured at fair value on a recurring basis. As of September 30, 2025, the Company has the following liabilities measured at fair value on a recurring basis:
•Certain of the Company’s warrants are recorded as a derivative liability pursuant to ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model.
•The May 2025 Convertible Note, issued for non-employee services, is classified as a liability under ASC Topic 718 and measured at fair value. The May 2025 Convertible Note is classified within Level 3 of the fair value hierarchy as the Company is using a convertible bond pricing model to calculate fair value.
•The Company elected the Fair Value Option (“FVO”) permitted under ASC Topic 825 for the May 2025 Loan. The May 2025 Loan is classified within Level 3 of the fair value hierarchy as the Company is using a convertible bond pricing model to calculate fair value.
•The AIR Warrants are classified as a liability under ASC Topic 480 and measured at fair value. The AIR Warrants are classified within Level 3 of the fair value hierarchy as the Company is using an option pricing model to calculate fair value.
•The Equity Line of Credit (“ELOC”) Pre-funded Warrants are classified as a liability under ASC Topic 815 and measured at fair value. The ELOC Pre-funded Warrants are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of the warrants based on the per share fair value of the Class A common stock at issuance, less the $0.00001 exercise price.
The primary significant unobservable input used in the valuation of the warrants and convertible notes is expected stock price volatility. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the instruments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
equal to the remaining expected life of the instruments. The expected term was based on the maturity of the instruments, which is 5 years for Class A common stock warrants, 1.5 years for Class B common stock warrants, 1.1 years for the May 2025 Convertible Note, 0.8 years for the May 2025 Loan, and 5 years for the AIR Warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the instruments. There were no transfers between levels of input during the three and nine months ended September 30, 2025 and 2024.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)	May 2025 Loan (Level 3)	May 2025 Convertible Note (Level 3)	AIR Warrants (Level 3)	ELOC Pre-funded Warrants (Level 3)
Balance, December 31, 2024	$3	$—	$—	$—	$—
Issuance	—	178	1,406	1,907	837
Principal payment	—	(75)	—	—	—
Change in fair value	—	835	(983)	—	—
Extinguishment	—	(938)	—	—	—
Balance, September 30, 2025	$3	$—	$423	$1,907	$837
Warrant Liability
Certain of the Company’s private warrants and stock purchase warrants are recorded as derivative liabilities pursuant to ASC Topic 815, including the ELOC Pre-funded Warrants, or liabilities pursuant to ASC Topic 480, including the AIR Warrants, and are classified within Level 3 of the fair value hierarchy as the Company is using the Black Scholes Option Pricing model to calculate fair value. See Note 9 for additional information. Significant unobservable inputs, prior to the Company’s stock being publicly listed, included stock price, volatility and expected term. At the end of each reporting period, changes in fair value during the period are recognized as components of other income within the condensed consolidated statements of operations. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of (i) the exercise or expiration of the warrants or (ii) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital within the condensed consolidated statements of stockholders’ equity (deficit).
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
Equity Classified Warrants
Subsequent to the Business Combination, the Company has issued warrants in conjunction with various securities purchase agreements and borrowings (see Note 8 and Note 9 for additional information). The warrants are freestanding equity-linked instruments that meet the indexation and equity classification criteria of ASC Sub‑Topic 815-40.
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
Fair value option for convertible debt
The Company elected the FVO for recognition of its convertible debt issued to J.J. Astor & Co., as permitted under ASC Topic 825, Financial Instruments (see discussion of the May 2025 Loan in Note 8). Under the FVO, the Company recognizes the convertible debt at fair value with changes in fair value recognized in earnings. The FVO may be applied instrument by instrument, but it is irrevocable. As a result of applying the FVO, any direct costs and fees related to the convertible debt is recognized in operating expense in the consolidated statements of operations as incurred and not deferred. Changes in fair value of the convertible debt are recognized as a separate line in the consolidated statements of operations and comprehensive loss.
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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three and nine months ended September 30, 2025 and 2024, there were no impairments of long‑lived assets. See Note 4 and Note 5 for additional information.
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
RSU fair value is based on our closing stock price on the day of the grant. Stock option fair value is determined using the Black Scholes Merton Option Pricing model. The model requires management to make a number of assumptions, including expected volatility of the Company’s stock, expected life of the option, risk-free interest rate, and expected dividends. For non-employee awards, such as the May 2025 Convertible Note and shares issued in relation to the VLD MSA (defined in Note 9), fair value is determined using valuation models (e.g., Black-Scholes or similar) with unobservable inputs like volatility and discount rates, and liability-classified awards are remeasured until settlement (see Note 8). Employee Stock Purchase Plan (“ESPP”) compensation fair value is also determined

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
using the Black Scholes Merton Option Pricing model, using a six-month expected term to conform with the six month ESPP offering period.
The grant-date fair value of equity awards is expensed over the related service period which is typically the vesting period, and expense is only recognized for awards that are expected to vest. The Company accounts for forfeitures as they occur.
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the three and nine months ended September 30, 2025 and 2024.
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
The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable lease payments are recognized in the period in which the obligation for those payments is incurred. In addition, the Company elected the practical expedient such that it does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less of all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term. See Note 6 for additional details on the Company’s leases.
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
Our chief operating decision maker “CODM” uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States and of the $0.2 million and $0.7 million of revenue recognized by the Company during the three and nine months ended September 30, 2025, respectively, none was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
Recently Issued Accounting Standards
Although there are several new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or results of operations.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes, which must occur by June 30, 2027, or the amendments will not take effect. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on its condensed consolidated interim financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), that requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-06 will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact that ASU 2024-03 will have on its condensed consolidated interim financial statements and related disclosures.

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
In March 2024, the FASB issued ASU 2024-02 which removes references to the Board’s concepts statements from the FASB ASC. The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The Company adopted ASU 2024-02 on January 1, 2025, which did not have a material impact on its condensed consolidated interim financial statements and related disclosures.
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Prepaid launch costs, current	$3,068	$—
Prepaid insurance and other assets	3,216	1,667
Total	$6,284	$1,667
As of September 30, 2025 and December 31, 2024, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $1.3 million and $2.6 million, respectively.
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Computer equipment	$10	$10
Leasehold improvements	2,391	2,391
Machinery and equipment	2,839	2,839
Property, machinery and equipment, gross	5,240	5,240
Less: accumulated depreciation	(3,989)	(3,058)
Property, machinery and equipment, net	$1,251	$2,182
Depreciation expense related to property, machinery and equipment was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense is recorded within operating expenses.

Note 5. Intangible Assets
Intangible assets, net consisted of the following as of September 30, 2025:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(249)	$214	4.6
Total	$463	$(249)	$214
Intangible assets, net consisted of the following as of December 31, 2024:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(210)	$253	5.3
Total	$463	$(210)	$253
Amortization expense related to intangible assets was $0.01 million and $0.04 million for the three and nine months ended September 30, 2025, respectively, and $0.01 million and $0.04 million for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2025	$13
2026	52
2027	52
2028	44
2029	28
Thereafter	25
Total	$214
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
The components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$275	$368	$825	$1,103
Variable lease expense	172	150	487	450
Short-term lease expense	—	6	6	43
Total lease expense	$447	$524	$1,318	$1,596
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 6. Leases (cont.)
As of September 30, 2025, the weighted-average remaining lease term was 0.5 years and the weighted-average discount rate was 149.0%.
As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2025	$407
2026	418
Total lease payments	825
Less: Imputed interest	(267)
Present value of lease liabilities	$558
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Legal and other professional services	$1,256	$1,906
Compensation expense	895	84
Research and development projects	53	75
Offering costs	50	—
Other accrued liabilities	1,432	941
Total	$3,686	$3,006
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
In addition, in connection with the May 2025 Loan, the Company agreed to issue J.J. Astor & Co. warrants to purchase up to 952,940 shares of Class A common stock with an exercise price of $1.70 per share, subject to adjustment (the “May 2025 J.J. Astor Warrants”), comprising 476,470 warrants for each tranche. The May 2025 J.J. Astor Warrants had a residual value of $0.6 million. The warrants are fully vested and expire five years from the date of issuance.
On June 17, 2025, the Company and J.J. Astor & Co. entered into an amendment to the May 2025 Loan (the “June 2025 Loan Amendment”). The June 2025 Loan Amendment, among other things, revised the conditions for funding the Second Tranche to occur within three business days after the effectiveness of a resale registration statement, subject to Nasdaq listing maintenance, a stock price of not less than $1.25, a market capitalization of not less than $6.7 million, and trading volume conditions. It also reduced the conversion price on both tranches to the lesser of $1.70 or the closing price prior to the Second Tranche issuance. Additionally, the June 2025 Loan Amendment introduced a cash make-whole payment upon conversion equal to the difference between the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
conversion price and the lower of the closing price on conversion or the lowest volume weighted average closing price over 20 prior trading days. If not paid in cash, the Company will issue shares equal to the make-whole amount divided by the make-whole price. If the Company completes an equity offering sufficient to repay the Initial Tranche before the Second Tranche funding date, the obligation to issue the Second Tranche is suspended, with a $0.1 million termination fee and issuance of warrants for 476,470 shares of Class A common stock (the “Second Tranche Warrants”).
The May 2025 Loan contains customary events of default, upon which the outstanding obligations may be accelerated. The loan ranks senior to unsecured indebtedness. The Company was in compliance with all covenants as of June 30, 2025.
On July 1, 2025, the Company prepaid $1.0 million, inclusive of the $0.1 million termination fee, in order to extinguish the May 2025 Loan. In addition, in relation to the extinguishment of the May 2025 Loan on July 1, 2025, the 476,470 Second Tranche Warrants were issued with an exercise price of $1.13 per share. The Second Tranche Warrants had a fair value of $0.4 million, which was included in the measurement of loss on extinguishment of the May 2025 Loan. The Second Tranche Warrants were exercisable immediately after issuance and will expire five years from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5 years, stock price of $1.13, exercise price of $1.13, volatility of 90.00%, risk-free rate of 3.84%, and no forfeiture rate. The Company recognized a $0.5 million loss on extinguishment in the condensed consolidated statements of operations related to the May 2025 Loan.
AGP Convertible Promissory Note
On May 13, 2025, the Company entered into an unsecured convertible promissory note (the “May 2025 Convertible Note”) with A.G.P./Alliance Global Partners (“AGP”) for a principal amount of $1.2 million, issued in exchange for AGP’s services in facilitating the issuance of equity securities under the MSA with VLD (see Note 9). The May 2025 Convertible Note bears interest at 4.5% per annum and matures on November 13, 2026, unless earlier converted or prepaid. AGP may elect to convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s Class A common stock at a conversion price of $1.67 per share, based on the closing price on May 9, 2025, subject to adjustment for stock splits, dividends, or similar events. At maturity, all outstanding principal and accrued interest are payable in cash or, at AGP’s option, in shares of Class A common stock at the conversion price. The Company may prepay the May 2025 Convertible Note in whole or in part at any time without penalty.
The May 2025 Convertible Note is classified as a liability under ASC Topic 718, as it was issued to a non-employee for services, and is remeasured at fair value at each reporting period until settlement, with changes in fair value recognized in earnings as part of operating expenses. The note represents payment for legal services incurred in relation to the VLD MSA. Upon issuance, the Company recognized $0.4 million of legal expense related to the May 2025 Convertible Note in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
The May 2025 Convertible Note contains customary events of default, upon which the outstanding obligations may be accelerated. The note is unsecured and ranks pari passu with the Company’s other unsecured indebtedness. The Company was in compliance with all covenants as of September 30, 2025.
On June 17, 2025, the Company and AGP executed a letter agreement (the “June 2025 Note Amendment”) modifying the terms of the May 2025 Convertible Note. The June 2025 Note Amendment provided that a new convertible promissory note with a reduced principal amount of $0.5 million (the “Amended Note”) will replace the May 2025 Convertible Note. AGP agreed to waive any claim or recourse with respect to the $0.7 differential between the May 2025 Convertible Note and the Amended Note. The Amended Note would retain substantially similar terms to the May 2025 Convertible Note, including the interest rate, maturity, conversion price, and conversion mechanics, with the only change being the reduction of the principal from $1.2 million to $0.5 million. The June 2025 Note Amendment was accounted for as a modification, with no change to the accounting treatment, as the note remains liability-classified and continues to be remeasured at fair value at each reporting period. No additional costs or premiums were recognized.

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
Amounts borrowed under the December 2024 Loan are secured by a lien on substantially all of the assets of the Company. Upon event of default, amounts owing under the December 2024 Loan are convertible into shares of Class A common stock at a conversion price of $5.92 per share prior to May 5, 2025, and thereafter the conversion price will be reduced to 80% of the average of the four lowest volume weighted average closing prices of the Class A common stock during the 20 trading days immediately prior to conversion.
In addition, in connection with the December 2024 Loan, the Company agreed to issue J.J. Astor & Co. warrants to purchase up to 28,572 shares of Class A common stock with an exercise price of $5.92 per share (the “December 2024 J.J. Astor Warrants”). The December 2024 J.J. Astor Warrants had a relative value of $0.1 million which was accounted for as an additional debt issuance cost for the December 2024 Loan. The warrants are fully vested, and expire five years from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5.01 years, stock price of $5.92, exercise price of $5.92, volatility of 100.00%, risk-free rate of 4.25%, and no forfeiture rate.
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
SIV Convertible Promissory Notes
On July 12, 2024, the Company and Space Infrastructure Ventures (“SIV”) entered into a secured convertible promissory note (the “July 2024 Convertible Note”) pursuant to which the Company borrowed $2.3 million as of September 26, 2024. The July 2024 Convertible Note bears an annual interest rate of 15%. Principal on the July 2024 Convertible Note was originally to be re-paid in four equal payments on a quarterly basis, commencing on December 1, 2024, and maturing on September 1, 2025, at which time all accrued interest is due.
Amounts borrowed under the July 2024 Convertible Note are secured by a lien on substantially all of the assets of the Company. In lieu of cash payments of accrued interest, SIV, in its sole discretion, may elect to receive shares of Class A common stock at an original conversion price of $7.41 per share. On the maturity date, subject to the satisfaction of applicable legal and regulatory conditions, all outstanding obligations under the July 2024 Convertible Note automatically convert into Class A common stock at the conversion price.
The July 2024 Convertible Note requires SIV’s consent to take certain actions, such as increasing compensation, purchasing assets, extending financing, making capital expenditures, repaying debts outside the ordinary course of business or investing in any entity or enterprise.
The July 2024 Convertible Note can be prepaid in full at any time, subject to a prepayment penalty fee of 10%. The July 2024 Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of Momentus. Contingent interest related to these events of default was an embedded derivative

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
that required bifurcation and recognition as a derivative liability (“July 2024 Default Interest Derivative”). The July 2024 Default Interest Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, December 31, 2024, and each quarter end through September 30, 2025, the July 2024 Default Interest Derivative was valued at zero.
On October 24, 2024, the Company and SIV entered into a secured convertible promissory note (the “October 2024 Convertible Note” and, collectively with the July 2024 Convertible Note, the “SIV Convertible Notes”) pursuant to which the Company borrowed $3.0 million in two tranches, consisting of (i) an initial loan in the principal amount of $2.0 million, and (ii) up to an additional $1.0 million in principal amount which could be borrowed from December 2, 2024 through February 14, 2025. Borrowings under the October 2024 Convertible Note bear interest at 15% per annum. The October 2024 Convertible Note has a maturity date of October 24, 2025, at which time all principal and accrued interest is due. The Company paid debt issuance costs of $0.1 million in relation to borrowing $2.0 million under the first tranche of the October 2024 Convertible Note.
As a third-party debt issuance cost related to the October 2024 Convertible Note, the Company agreed to issue investor warrants to purchase up to 357,143 shares of Class A common stock with an exercise price of $8.05 per share (the “Investor Warrants”). The Investor Warrants had a fair value of $2.0 million which was as accounted for as debt issuance costs allocated between two tranches of the October 2024 Convertible Note; $1.3 million was allocated to the first tranche and $0.7 million was allocated to the second tranche. The investor may not exercise the Investor Warrants prior to April 24, 2025, and the Investor Warrants will expire April 24, 2030. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5.50 years, stock price of $7.41, exercise price of $8.05, volatility of 97.50%, risk‑free rate of 4.05%, and no forfeiture rate.
Amounts borrowed under the October 2024 Convertible Note are secured by a lien on substantially all of the assets of the Company. At any time after the date that is six months after the original issuance date of the October 2024 Convertible Note, SIV, in its sole discretion, may convert some or all of the outstanding obligations under the October 2024 Convertible Note into shares of Class A common stock at an original conversion price of $7.41 per share.
In addition, in connection with the first tranche of the October 2024 Convertible Note, the Company agreed to issue SIV warrants to purchase up to 269,950 shares of Class A common stock with an exercise price of $7.41 per share (the “October 2024 SIV Warrants”). The October 2024 SIV Warrants had a relative value of $0.8 million which was as accounted for as an additional debt issuance cost for the October 2024 Convertible Note. SIV may not exercise the October 2024 SIV Warrants prior to April 24, 2025, and the October 2024 SIV Warrants will expire April 24, 2030. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5.44 years, stock price of $8.82, exercise price of $7.41, volatility of 97.50%, risk‑free rate of 4.33%, and no forfeiture rate.
Neither the October 2024 Convertible Note nor the October 2024 SIV Warrants can be converted or exercised if it would cause the aggregate number of shares of Class A common stock beneficially owned by SIV to exceed 9.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the conversion or exercise, as applicable. Conversion of the October 2024 Convertible Note and exercise of the October 2024 SIV Warrants are also subject to compliance with applicable Nasdaq rules, and if shareholder approval is required the Company will use commercially reasonable efforts to obtain such approval.
The October 2024 Convertible Note requires SIV’s consent to take certain actions, such as purchasing assets outside the ordinary course of business, extending financing, making capital expenditures in excess of $0.1 million, repaying debts outside the ordinary course of business or investing in any entity or enterprise.
The October 2024 Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The October 2024 Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of the Company. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“October 2024 Default Interest Derivative”). The October 2024 Default Interest Derivative instrument is recorded at fair value and marked‑to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
date, December 31, 2024, and each quarter end through September 30, 2025, the October 2024 Default Interest Derivative was valued at zero.
In November 2024, the Company amended the SIV Convertible Notes (the “November 2024 Amendment”). The November 2024 Amendment, among other things, accelerated the borrowing date for the second tranche of the October 2024 Convertible Note, for which the Company immediately borrowed the $1.0 million available under the second tranche, and provided that amounts owed under both the July 2024 Convertible Note and the October 2024 Convertible Note may be converted to Class A common stock at any time. The November 2024 Amendment was accounted for as an extinguishment of both of the SIV Convertible Notes. The Company recognized a $3.2 million loss on extinguishment in the condensed consolidated statements of operations related to the November 2024 Amendment, resulting from the difference between the carrying value and reacquisition price of the July 2024 Convertible Note and the first tranche of the October 2024 Convertible Note. The Company recognized an aggregate debt premium of $1.2 million related to the July 2024 Convertible Note and the first tranche of the October 2024 Convertible Note as a result. Furthermore, the Company recognized an additional $0.3 million loss on extinguishment in the condensed consolidated statements of operations for a debt premium resulting from the difference between the proceeds received and fair value of the second tranche of the October 2024 Convertible Note.
In addition, in connection with the November 2024 Amendment, the Company issued to SIV warrants to purchase up to 193,273 shares of Class A common stock with an exercise price of $7.41 per share (the “December 2024 SIV Warrants”). The December 2024 SIV Warrants had a relative value of $0.5 million which was as accounted for as an additional debt issuance cost for the second tranche of the October 2024 Convertible Note. SIV was prohibited to exercise the December 2024 SIV Warrants prior to April 24, 2025, and the December 2024 SIV Warrants will expire April 24, 2030. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5.38 years, stock price of $7.84, exercise price of $7.41, volatility of 97.50%, risk-free rate of 4.08%, and no forfeiture rate.
The Company capitalized cash debt issuance costs of $0.1 million in relation to the November 2024 Amendment. The debt issuance costs, including $0.7 million allocated from the Investor Warrants and $0.5 million related to the December 2024 SIV Warrants, and $0.3 million debt premium for the second tranche of the October 2024 Convertible Note are being amortized over the term of the October 2024 Convertible Note using an effective interest rate of 348%. The debt premium of $0.7 million related to the first tranche of the October 2024 Convertible Note is being amortized over the term of the October 2024 Convertible Note using an effective interest rate of (18)%.
On February 7, 2025, the Company converted $0.2 million of principal and $0.1 million of accrued interest, including unamortized premium of $0.05 million, of the October 2024 Convertible Note into 40,000 shares of Class A common stock at a conversion price of $7.41 per share. The conversion was accounted for under ASC Sub‑Topic 470-20, with no gain or loss recognized.
On March 3, 2025, the Board of Directors of the Company approved a reduction in the conversion price for the July 2024 Convertible Note from $7.41 per share to $2.12 per share during the period beginning on March 3, 2025 and continuing until there are no further obligations outstanding under the July 2024 Convertible Note. The reduction in the conversion price for the July 2024 Convertible Note was accounted for as an extinguishment. The Company recognized a $0.1 million gain on extinguishment in the condensed consolidated statements of operations related to this extinguishment, resulting from the difference between the carrying value and reacquisition price of the July 2024 Convertible Note. The Company recognized a debt premium of $0.2 million related to the July 2024 Convertible Note, which is being amortized over the term of the July 2024 Convertible Note using an effective interest rate of (25)%.
Furthermore, on March 3, 2025, the Company converted $0.3 million of principal and $0.03 million of accrued interest of the July 2024 Convertible Note into 150,000 shares of Class A common stock at a conversion price of $2.12 per share. The conversion was accounted for under ASC Sub-Topic 470-20, with no gain or loss recognized.
On May 16, 2025, the Company offered SIV the opportunity to convert amounts outstanding under the July 2024 Convertible Note, at a reduced conversion price of $1.77 per share, into up to 112,576 shares of Class A common stock and, thereafter, to convert amount outstanding under the October 2024 Convertible Note, at a reduced conversion price of $1.77 per share, into up to 275,000 shares of Class A common stock during the period from May 19, 2025, through June 1, 2025. Pursuant to this offer, and as part of the Company’s May 2025 contractual repayment, on May 20, 2025, SIV converted $0.2 million of principal of the July 2024 Convertible Note into

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
112,576 shares of Class A common stock at a conversion price of $1.77 per share. The conversion was accounted for as a partial extinguishment of the July 2024 Convertible Note, resulting in a $0.01 million gain on extinguishment in the condensed consolidated statements of operations. In addition to the $0.2 million of principal converted into equity, the Company repaid $0.3 million of principal in cash, and postponed $0.1 million of payments, including $0.06 million of principal and $0.04 million of interest, to the following quarter. The postponement was accounted for as a modification of the July 2024 Convertible Note. SIV did not convert any amounts outstanding under the October 2024 Convertible Note pursuant to this offer.
On September 8, 2025, the Company amended the SIV Convertible Notes (the “September 2025 Amendment”). The September 2025 Amendment, among other things, extended the maturity date of the July 2024 Convertible Note and the October 2024 Convertible Note to December 1, 2025, and March 1, 2026, respectively. As a result of the September 2025 Amendment, the $2.7 million outstanding principal amount of the October 2024 Convertible Note is payable in two tranches, with the first tranche of $1.0 million due on December 1, 2025, and the remaining $1.7 million, plus unpaid accrued interest, due at maturity on March 1, 2026. The September 2025 Amendment further changed the conversion price of both of the SIV Convertible Notes to an amount equal to the lower of (i) $1.11 per share and (ii) a 10% discount to the closing price of the Class A common stock on the day prior to each conversion, but in no event lower than $0.20 per share. The September 2025 Amendment was accounted for as an extinguishment of both of the SIV Convertible Notes. The Company recognized a $2.4 million loss on extinguishment in the condensed consolidated statements of operations related to the September 2025 Amendment, resulting from the difference between the carrying value and reacquisition price of the SIV Convertible Notes.
In addition, in connection with the September 2025 Amendment, the Company issued to SIV warrants to purchase up to 2,000,000 shares of Class A common stock with an exercise price of $1.11 per share (the “September 2025 SIV Warrants”). The September 2025 SIV Warrants had a fair value of $1.7 million which was accounted for as an additional debt issuance cost for the SIV Convertible Notes. The September 2025 Warrants were exercisable immediately after issuance and will expire five years from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 5 years, stock price of $1.20, exercise price of $1.11, volatility of 87.50%, risk-free rate of 3.57%, and no forfeiture rate.
Furthermore, in connection with the September 2025 Amendment, the Company also agreed to amend each of the October 2024 SIV Warrants and December 2024 SIV Warrants to purchase up to an aggregate of 463,223 shares of Class A common stock at an exercise price of $7.41 per share and a termination date of April 24, 2030 (the “SIV Modified Warrants”). The SIV Modified Warrants were amended on September 8, 2025, to have a reduced exercise price of $1.11 per share. The Company estimated the fair value of the SIV Modified Warrants immediately before and after modification using the Black-Scholes valuation model and determined an incremental increase in fair value of approximately $0.2 million. The incremental change in fair value of the SIV Modified Warrants was accounted for as an additional debt issuance cost for the September 2025 Amendment. The Company determined the incremental fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: pre-modification - expected term of 4.63 years, stock price of $1.20, exercise price of $7.41, volatility of 87.50%, risk-free rate of 3.55%, and no forfeiture rate; post-modification - expected term of 4.63 years, stock price of $1.20, exercise price of $1.11, volatility of 87.50%, risk-free rate of 3.55%, and no forfeiture rate.
The September 2025 Amendment permits the Company to incur up to $4.0 million of indebtedness on or after December 1, 2025, that is pari passu with the unpaid balance of the SIV Convertible Notes, provided that the Company issues to SIV warrants to purchase up to 10% of the total number of shares of Class A common stock SIV has converted under both of the SIV Convertible Notes after September 8, 2025, with the exercise price per share to correspond with the conversion price applicable under the SIV Convertible Notes at the time of the debt incurrence. Thereafter, the Company will continue to issue to SIV warrants to purchase shares of Class A common equal to 10% of the shares converted from time to time under the SIV Convertible Notes, with the warrants having an exercise price equal to the corresponding conversion price at the time of issuance.
As of September 30, 2025, the July 2024 Convertible Note has a carrying amount of $0.3 million, consisting of principal of $0.3 million and unamortized discount of $0.04 million, and the October 2024 Convertible Note has a carrying value of $3.0 million, consisting of principal of $2.7 million and net unamortized premium of $0.3 million. The total loan payable consisted of convertible promissory note principal of $3.0 million and accrued interest of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
$0.4 million. The convertible notes have future scheduled maturities of $1.3 million in the remainder of 2025 and $1.7 million in 2026.
September 2025 Convertible Note
On September 25, 2025, the Company entered into a Securities Purchase Agreement (“September 2025 SPA”) with an investor (the “September 2025 Private Placement”) pursuant to which the Company agreed to sell (i) a Junior Secured Convertible Note having an aggregate principal amount of $1.6 million (the “September 2025 Convertible Note”), (ii) warrants to purchase up to 1,460,964 shares of Class A common stock (the “September 2025 Warrants”), and (iii) warrants to purchase up to $4.0 million of additional September 2025 Convertible Notes and September 2025 Warrants (the “AIR Warrants”).
The September 2025 SPA provides that the Company will indemnify the investor for any claims and losses. This indemnification by the Company was an embedded derivative that required bifurcation and recognition as a derivative liability (“Indemnification Derivative”). The Indemnification Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date and September 30, 2025, the Indemnification Derivative was valued at zero.
The September 2025 Convertible Note bears an annual interest rate of 8%. Unless earlier converted, principal and any accrued unpaid interest on the September 2025 Convertible Note are due at maturity in September 2026. The September 2025 Convertible Note, including interest accrued thereon, is convertible at any time, in whole or in part, at the option of the holder into shares of Class A common stock at a conversion price of $1.116 per share, subject to certain beneficial ownership limitations provided for in the terms of the September 2025 Convertible Note. The September 2025 Convertible Note is a junior secured obligation of the Company and is secured by certain personal property of the Company.
The September 2025 Warrants have an exercise price of $1.40 per share. The September 2025 Warrants may be exercised at any time after issuance and will expire five years from the date of issuance. The exercise of the September 2025 Warrants are subject to certain beneficial ownership limitations provided for in the terms of the September 2025 Warrants. The September 2025 Warrants meet the requirements for equity classification.
The Company received aggregate gross proceeds from the September 2025 Private Placement of approximately $1.5 million, before deducting estimated lender fees and debt issuance costs of $0.1 million paid by the Company.
The initial fair value of the AIR Warrants (discussed below) and the ELOC Pre-funded Warrants (see discussion in Note 9) exceed the net proceeds received from the September 2025 Private Placement. Therefore, upon allocating the net proceeds of the September 2025 Private Placement, no amounts were allocated to the September 2025 Warrants and the September 2025 Convertible Note was recorded at a 100% discount. The excess fair value of $1.4 million of the AIR Warrants and ELOC Pre-funded Warrants over the net proceeds received was recognized as a loss in other expense in the condensed consolidated statements of operations.
The September 2025 Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The September 2025 Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the September 2025 Convertible Note, the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company. The mandatory redemption of the September 2025 Convertible Note upon one of these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“September 2025 Default Redemption Derivative”). Furthermore, contingent interest related to these events of default was an embedded derivative also that required bifurcation and recognition as a derivative liability (“September 2025 Default Interest Derivative”). Both the September 2025 Default Redemption Derivative and the September 2025 Default Interest Derivative instruments are recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date and September 30, 2025, both the September 2025 Default Redemption Derivative and the September 2025 Default Interest Derivative were valued at zero.
The September 2025 Convertible Note also contains certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, amendments to the Company’s organizational documents, dividends, redemption,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
related party transactions and entry into any equity line of credit agreement or variable rate transactions other than an “at the market” offering of the Company’s Class A common stock.
As of September 30, 2025, the September 2025 Convertible Note has a carrying amount of $0.02 million, consisting of principal of $1.6 million and net unamortized discount of $1.6 million. The September 2025 Convertible Note has future scheduled maturities of $1.6 million in 2026.
AIR Warrants
In connection with the September 2025 Private Placement, the Company issued the AIR Warrants. The AIR Warrants were exercisable by the holder immediately with a five-year term and may be exercised in tranches based on the trading volume and price of the Company’s Class A common stock. In addition, the Company may, at its discretion, require the holder to exercise the AIR Warrants, in whole or in part, for an amount of securities not exceeding two times the average daily trading volume of the Company’s Class A common stock, provided that the five-day average trading price equals or exceeds 125% of the original conversion price.
The AIR Warrants are classified as a liability under ASC Topic 480 as they embody a conditional obligation for the Company to transfer assets through the settlement of the underlying convertible notes.
The AIR Warrants were initially measured at a fair value of $1.9 million on the issuance date, with a corresponding allocation from the proceeds of the September 2025 Private Placement, with the excess fair value of the AIR Warrants over the September 2025 Private Placement proceeds recognized in earnings. The AIR Warrants liability is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. The Company determined the fair value of the AIR Warrants at issuance by determining the weighted average value of the AIR Warrants under two different approaches, with value under each approach weighted by 50%. Under the first approach, the instruments underlying AIR Warrants assumed to have value equal to proceeds received and under the second approach, the value of AIR Warrants is determined using the option pricing methodology which is based on the following inputs: expected term of 5.00 years, stock price of $1.24, exercise price of $3.7 million, volatility of 87.50%, risk-free rate of 3.75%, 0.00% dividend yield, and 79% discount rate on the note. There was no change in fair value of the AIR Warrants from the issuance date to September 30, 2025, and no AIR Warrants were exercised during the three months ended September 30, 2025. The AIR Warrants liability is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. There was no change in fair value of the AIR Warrants from the issuance date to September 30, 2025, and no AIR Warrants were exercised during the three months ended September 30, 2025.
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
The Company allocated the proceeds from the Term Loan agreement to the note and warrants issued in conjunction with the Term Loan comprising the financing agreement based on the relative fair value of the individual securities on the February 22, 2021 closing date of the agreements. The discount attributable to the note, an aggregate of $15.8 million, primarily related to the value of the warrant liability with immaterial issuance costs, was amortized using the effective interest method over the term of the note, originally maturing on March 1, 2022, but amended to being repaid over two years, recorded as interest expense. Because the discount on the note exceeds 62.6% of its initial face value, and because the discount is amortized over the period from issuance to maturity, the calculated effective interest rate up until January 2022 was 126.0%.
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
amortization related to the Term Loan was zero for the three and nine months ended September 30, 2025, and zero and $0.05 million for the three and nine months ended September 30, 2024, respectively.
In January 2024, the Company repaid the remaining principal balance of the Term Loan.
Note 9. Stockholders' Equity (Deficit)
Common Stock and Preferred Stock
Effective December 12, 2024, the Company’s stockholders approved a 1-for-14 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 14 shares of Class A common stock issued and outstanding on December 12, 2024 were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock.
In addition to the reverse stock split implemented in December 2024, the Company previously effected a 1-for-50 reverse stock split of the Company’s Class A common stock on August 22, 2023, whereby every 50 shares of Class A common stock issued and outstanding on August 22, 2023 were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock.
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
Each share of Series A preferred stock is non-voting and convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into ten (10) shares of Class A common stock. The Series A preferred stock is senior to the Company’s common stock with respect to dividends and liquidation distributions. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A preferred stock are entitled to receive, before any payment to common stockholders, the greater of the $20.80 per share of Series A preferred stock or the as-converted value based on conversion into shares of Class A common stock. Holders are entitled to dividends on an as-converted basis, proportionate to any dividends declared on common stock, which are discretionary and non-cumulative. The Series A preferred stock is classified as permanent equity under ASC Topic 480, as it is not mandatorily redeemable and lacks redemption triggers outside of a final liquidation event.
Also on the effective date of the reverse stock split, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of Class A common stock into which the options, warrants and other convertible securities were exercisable or convertible by 14 and multiplying the exercise or conversion price thereof by 14, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and RSUs issued and issuable under the Company’s equity compensation plan.
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
The credit provision related to unused capacity was determined to be an embedded derivative under ASC Topic 815 (the “Credit Provision Derivative”). The Credit Provision Derivative was bifurcated from the contract and is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the inception date and September 30, 2025, the Credit Provision Derivative was valued at zero.
On August 14, 2025, the Company irrevocably waived its right under the MSA to cancel shares of the Company’s capital stock held by VLD upon expiration or termination of the MSA (the “VLD Amendment”). The shares of Series A preferred stock held by VLD are fully vested and non-forfeitable. This amendment was accounted for as a Type I Modification under ASC Topic 718 and the Company recognized the grant-date fair value of $10.7 million immediately as a prepaid asset. Of the $10.7 million recognized on August 14, 2025, $2.1 million was recorded within prepaids and other current assets and $8.5 million was recorded within other non-current assets in our condensed consolidated balance sheets. As only term that changed as a result of the VLD Amendment was related to vesting, there was no change in fair value of the equity issued as a result of the amendment and no incremental fair value recognized. The prepaid asset will be amortized to expense over the five year period of the MSA as services are provided to the Company.
Shares issued in settlement of accounts payable and customer deposits
During the nine months ended September 30, 2025, excluding the Baker & McKenzie LLP settlement discussed below, the Company settled $0.4 million of accounts payable and one deposit with several vendors and one customer, respectively, through the issuance of 263,051 shares of Class A common stock. The fair value of the shares issued was determined to be $0.4 million based on the closing price of the Class A common stock on the settlement dates and no gain or loss on extinguishment was recognized as fair value was equal to the carrying amount of the liabilities settled.
Baker & McKenzie LLP settlement
On September 30, 2025, the Company entered into a General Release and Settlement Agreement (the “Settlement Agreement”) with Baker & McKenzie LLP (“B&M”) to settle an obligation of $1.1 million owed by the Company to B&M.
Pursuant to the Settlement Agreement, the Company agreed to (i) pay B&M $0.1 million in cash and (ii) enter into a Securities Purchase Agreement (the “B&M SPA”) to issue to B&M 580,594 Class A common stock and pre-funded warrants to purchase 342,895 shares of Class A common stock (the “B&M Pre-funded Warrants”). The B&M Pre‑funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The Company evaluated the issuance of the B&M Pre-Funded Warrants under ASC Topic 718 and determined that they are equity classified and should be measured at their grant-date fair value, with the related expense recognized immediately upon issuance, as the underlying services were fully rendered prior to grant. The fair value of the shares and B&M Pre-funded Warrants issued was determined to be $1.2 million, based on the closing price of the Class A common stock on the settlement date, resulting in $0.1 million of additional expense recognized for the difference between the fair value shares and pre-funded warrants and the carrying amount of the liability settled.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
September 2025 Equity Line of Credit
As part of the September 2025 Private Placement, on September 25, 2025, the Company entered into an equity purchase agreement (the “ELOC”) with an investor and a registration rights agreement, pursuant to which the Company has the right, but not the obligation, to direct the investor to purchase up to $50.0 million in shares of Class A common stock, subject to certain limitations and conditions set forth in the ELOC, with a purchase price of $1.24 per share to be paid by the investor. The Company will control the timing and amount of any sale of shares pursuant to the ELOC.
The term of the ELOC began on September 25, 2025, and will end on the earlier of (i) the date on which the investor shall have purchased shares of Class A common stock equal to $50.0 million, (ii) 36 months from September 30, 2025, the date the registration statement on Form S-3 was declared effective, (iii) written notice of termination by the Company to the investor (which shall not occur at any time that the investor holds any of the shares of Class A common stock purchased under the ELOC, or within 30 days of the sale to the investor of shares of Class A common stock pursuant to the ELOC), or (iv) written notice of termination by the investor to the Company. The ELOC represents a forward contract for the sale of Class A common stock and the Company will record sales of the Class A common stock under the ELOC as they occur.
In consideration for the investor’s execution and delivery of, and performance under, the ELOC, the Company issued prefunded warrants to purchase 675,000 shares of Class A common stock (the “ELOC Pre-funded Warrants”). The ELOC Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after issuance, and will not expire until exercised. If the ELOC is terminated by January 26, 2026, the number of exercisable prefunded warrants will increase to 750,000 shares. The ELOC Pre-funded Warrants are liability classified. The ELOC Pre-funded Warrants were initially measured at a fair value of $0.8 million on the issuance date, based on the closing price of the Class A common stock on the issuance date, with a corresponding allocation from the proceeds of the September 2025 Private Placement (see Note 8).
The ELOC Pre-funded Warrants liability is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. There was no change in fair value of the ELOC Pre-funded Warrants from the issuance date to September 30, 2025, and no ELOC Pre-funded Warrants were exercised during the three months ended September 30, 2025.
At-The-Market Offering
On September 19, 2025, the Company entered into an At-the-Market Equity Offering Sales Agreement with AGP (the “ATM Sales Agreement”). Pursuant to the ATM Sales Agreement, the Company may sell, from time to time, at its option, up to $7.4 million in aggregate principal amount of an indeterminate amount of shares of the Class A common stock through AGP acting as sales agent. If the Company’s public float increases such that it may sell additional amounts under the ATM Sales Agreement and the Registration Statement (as defined below), the Company may file supplements to the prospectus included in the Registration Statement prior to making additional sales.
Any shares of Class A common stock to be offered and sold under the ATM Sales Agreement will be issued and sold (i) by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, or in negotiated transactions, if authorized by the Company, and (ii) pursuant to, and only upon the effectiveness of, a Registration Statement on Form S-3 filed by the Company with the SEC on September 22, 2025 for an offering of up to $50,000,000 of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings (the “Registration Statement”). Under the ATM Sales Agreement, AGP will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
During the nine months ended September 30, 2025, there were no sales under the ATM Sales Agreement.
August 2025 Warrant Inducement
On August 13, 2025, the Company entered into a warrant inducement agreement with an investor who was holding the February 2025 Warrants (see discussion of the February 2025 Offering below) and the Investor Modified Warrants (see discussion of the July 2025 Offering below). Pursuant to the warrant inducement agreement, on August 13, 2025, the investor agreed to exercise for cash 2,431,029 of the February 2025 Warrants and Investor

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
Modified Warrants (the “August 2025 Induced Warrants”). The investor paid gross proceeds of $2.7 million, before deducting offering fees and other expenses of $0.3 million by the Company, representing the exercise price of $1.11 per share for the 2,431,029 shares of Class A common stock issuable upon the exercise of the August 2025 Induced Warrants. Prior to entering into the warrant inducement agreement, the February 2025 Warrants were immediately exercisable at an exercise price of $3.80 per share and the Investor Modified Warrants were immediately exercisable at an exercise price of $1.41 per share. Net proceeds of $2.5 million from the exercise of the August 2025 Induced Warrants was recorded to additional paid-in capital.
The Company agreed to issue new warrants to purchase up to 4,862,058 shares of Class A common stock, with an exercise price of $1.11 (the “August 2025 Warrants”), in consideration of the investor’s agreement to exercise the August 2025 Induced Warrants. The August 2025 Warrants were exercisable immediately after issuance and will expire five years from the date of issuance. The August 2025 Warrants meet the requirements for equity classification.
The Company may not effect the exercise of certain August 2025 Warrants, and the investor will not be entitled to exercise any portion of any such August 2025 Warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of Class A common stock beneficially owned by the Holder of such August 2025 Warrants (together with its affiliates) to exceed 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such August 2025 Warrants.
July 2025 Public Offering
On July 1, 2025, the Company consummated a “best efforts” public offering (the “July 2025 Offering”) of an aggregate of (i) 680,000 shares of Class A common stock at a purchase price of $1.41 per share, (ii) pre-funded warrants (the “July 2025 Pre-funded Warrants”) to purchase 2,156,880 shares of Class A common stock, and (iii) warrants to purchase 2,836,880 shares of Class A common stock (the “July 2025 Warrants”).
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
The Company received aggregate gross proceeds from the July 2025 Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.6 million. Net proceeds of $3.4 million from the July 2025 Offering was recorded to additional paid-in-capital. Both the July 2025 Pre-funded Warrants and the July 2025 Warrants meet the requirements for equity classification.
In connection with the July 2025 Offering, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company agreed not to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents for a period of 45 days and will not effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction for a period of 3 months after July 1, 2025, subject to certain exceptions.
Also in connection with the July 2025 Offering, the Company agreed to amend the remaining Investor Modified Warrants still outstanding (see discussion of the March 2025 Warrant Inducement Agreement below) to purchase up to an aggregate of 1,157,143 shares of Class A common stock. Prior to amendment, the Investor Modified Warrants had an exercise price of $3.80 per share and a termination date of February 11, 2030. Upon amendment, each of the Investor Modified Warrants will have a reduced exercise price of $1.41 per share and a termination date of July 1, 2030. The incremental change in fair value of the Investor Modified Warrants of $0.4 million was accounted for as deferred issuance costs.
During the three months ended September 30, 2025, the Company issued 2,156,880 shares of Class A common stock as a result of the exercise of the July 2025 Pre-funded Warrants.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
March 2025 Warrant Inducement Agreement
On March 20, 2025, the Company entered into a warrant inducement agreement with an investor who was holding the Investor Modified Warrants (see discussion of the February 2025 Offering below). Pursuant to the warrant inducement agreement, on March 21, 2025, the investor agreed to exercise for cash 1,071,429 of the Investor Modified Warrants (the “March 2025 Induced Warrants”). The investor paid gross proceeds of $2.1 million, before deducting offering fees and other expenses of $0.2 million payable by the Company, representing the exercise price of $1.93 per share for the 1,071,429 shares of Class A common stock issuable upon the exercise of the March 2025 Induced Warrants. Prior to entering into the warrant inducement agreement, the March 2025 Induced Warrants would have been immediately exercisable at an exercise price of $3.80 per share. Net proceeds of $1.9 million from the exercise of the March 2025 Induced Warrants was recorded to additional paid-in capital.
The Company agreed to issue new warrants to purchase up to 2,142,858 shares of Class A common stock, with an exercise price of $2.00 per share (the “March 2025 Warrants”), in consideration of the investor’s agreement to exercise the March 2025 Induced Warrants. The Company agreed to file a registration statement on Form S-1 within 30 days of March 20, 2025, providing for the resale of the shares issuable by the March 2025 Warrants. The March 2025 Warrants were exercisable immediately after issuance and will expire five years from the date of issuance. The March 2025 Warrants meet the requirements for equity classification.
The Company may not effect the exercise of certain March 2025 Warrants, and the investor will not be entitled to exercise any portion of any such March 2025 Warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of Class A common stock beneficially owned by the holder of such March 2025 Warrant (together with its affiliates) to exceed 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such March 2025 Warrant.
On March 24, 2025, only 331,000 shares of Class A common stock were delivered to the investor due to beneficial ownership limitations on the exercise of the March 2025 Induced Warrants. The remaining 740,429 shares were subsequently delivered to the investor during the three months ended June 30, 2025.
February 2025 Public Offering
On February 11, 2025, the Company consummated a “best efforts” public offering (the “February 2025 Offering”) of an aggregate of (i) 300,000 shares of Class A common stock at a purchase price of $3.925 per share, (ii) pre‑funded warrants (the “February 2025 Pre-funded Warrants”) to purchase 973,886 shares of Class A common stock, and (iii) warrants to purchase 1,273,886 shares of Class A common stock (the “February 2025 Warrants”).
The purchase price of each February 2025 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the February 2025 Offering minus $0.00001. The February 2025 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The February 2025 Warrants have an exercise price per share of Class A common stock equal to $3.80 and will expire five years from the date of issuance. The February 2025 Offering closed on February 11, 2025.
The Company received aggregate gross proceeds from the February 2025 Offering of approximately $5.0 million, before deducting estimated issuance costs of $0.6 million. Net proceeds of $4.4 million from the February 2025 Offering was recorded to additional paid-in-capital. Both the February 2025 Pre-funded Warrants and the February 2025 Warrants meet the requirements for equity classification.
In connection with the February 2025 Offering, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company agreed not to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents for a period of 30 days and would not effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction for a period of 6 months after February 11, 2025, subject to certain exceptions.
Also in connection with the February 2025 Offering, the Company agreed to amend the September 2024 Class A Warrants, September 2024 Class B Warrants (see discussion of the September 2024 Offering below), December 2024 Warrants (see discussion of the December 2024 Offering below), and Investor Warrants (collectively, the “Investor Modified Warrants”) to purchase up to an aggregate of 714,286, 357,143, 800,000, and

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
357,143 shares of Class A common stock, respectively. Prior to amendment, the September 2024 Class A Warrants, September 2024 Class B Warrants, and Investor Warrants had an exercise price of $8.05 per share and the December 2024 Warrants had an exercise price of $6.08 per share. The September 2024 Class A Warrants, September 2024 Class B Warrants, December 2024 Warrants, and Investor Warrants had termination dates of March 17, 2030, March 17, 2026, December 18, 2029, and April 24, 2030, respectively. Upon amendment, each of the Investor Modified Warrants will have a reduced exercise price of $3.80 per share and a termination date of February 11, 2030.
Additionally, in connection with the February 2025 Offering, the Company entered into a Placement Agency Agreement on February 11, 2025, with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the February 2025 Offering and issued warrants (the “February 2025 Placement Agent Warrants”) to purchase 63,694 shares of Class A common stock at an exercise price of $4.32, exercisable immediately upon issuance. The February 2025 Placement Agent Warrants will expire five years from the date of issuance.
During the three months ended March 31, 2025, the Company issued 973,886 shares of Class A common stock as a result of the exercise of the February 2025 Pre-funded Warrants.
December 2024 Securities Purchase Agreement
On December 17, 2024, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “December 2024 Offering”) (i) 230,000 shares of Class A common stock at a purchase price of $6.20 per share, (ii) pre-funded warrants (the “December 2024 Pre-funded Warrants”) to purchase 570,000 shares of Class A common stock, and (iii) warrants to purchase 800,000 shares of Class A common stock (the “December 2024 Warrants”).
The purchase price of each December 2024 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the December 2024 Offering minus $0.00001. The December 2024 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The December 2024 Warrants have an exercise price per share of Class A common stock equal to $6.08 and will expire five years from the date of issuance. The December 2024 Offering closed on December 18, 2024.
The Company received aggregate gross proceeds from the December 2024 Offering of approximately $5.0 million, before deducting estimated issuance costs of $0.5 million. Net proceeds of $4.4 million from the December 2024 Offering was recorded to additional paid-in-capital. Both the December 2024 Pre-funded Warrants and the December 2024 Warrants meet the requirements for equity classification.
In connection with the December 2024 Offering, the Company entered into a Placement Agency Agreement on December 17, 2024, with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the December 2024 Offering and issued warrants (the “December 2024 Placement Agent Warrants”) to purchase 40,000 shares of Class A common stock at an exercise price of $6.82 per share, exercisable immediately upon issuance. The December Placement Agent Warrants will expire 5 years from the date of issuance. The $0.3 million fair value of the December Placement Agent Warrants was accounted for as an additional equity issuance cost for the December 2024 Offering, which was recorded to additional paid‑in‑capital.
In December 2024, the Company issued 367,000 shares of Class A common stock as a result of the exercise of the some of the December 2024 Pre-funded Warrants. The Company issued 203,000 shares of Class A common stock as a result of the exercise of the remaining December 2024 Pre-funded Warrants in January 2025.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
The September 2024 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after issuance, and will not expire until exercised. The September 2024 Warrants have an exercise price per share of Class A common stock equal to $8.05. The September 2024 Class A Warrants will expire on March 17, 2030, and the September 2024 Class B Warrants will expire on March 17, 2026. The exercise price and the number of shares of Class A common stock issuable upon exercise of the September 2024 Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Class A common stock. The investor may not exercise the September 2024 Warrants until 6 months after the original issuance date of the September 2024 Warrants. The September 2024 Offering closed on September 17, 2024.
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
In connection with the September 2024 Offering, the Company entered into a Placement Agency Agreement on September 15, 2024, with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the September 2024 Offering and issued warrants (the “September 2024 Placement Agent Warrants”) to purchase 35,715 shares of Class A common stock at an exercise price of $8.86 per share, exercisable commencing on or after March 14, 2025. One half of the September 2024 Placement Agent Warrants have a term of 18 months from the date of issuance and the other half have a term of five years from the date of issuance. The $0.1 million fair value of the September 2024 Placement Agent Warrants was accounted for as an additional equity issuance cost for the September 2024 Offering, which was recorded to additional paid-in-capital.
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
March 2024 Securities Purchase Agreement
On March 4, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “March 2024 Offering”), (i) an aggregate of 94,286 shares of the Company’s Class A common stock at a purchase price of $12.11 per share, (ii) pre‑funded warrants (the “March 2024 Pre-funded Warrants”) to purchase 236,020 shares of the Company’s Class A common stock, and (iii) warrants to purchase 330,306 shares of Class A common stock (the “March 2024 Warrants”).
The purchase price of each March 2024 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the March 2024 Offering minus $0.00001. The March 2024 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The March 2024 Warrants have an exercise price per share of Class A common stock equal to $10.36 per share and will expire five years from the date of issuance. The March 2024 Offering closed on March 7, 2024.
The Company received aggregate gross proceeds from the March 2024 Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.5 million. Net proceeds of $3.5 million from the March 2024 Offering were recorded to additional paid-in-capital. Both the March 2024 Pre-funded Warrants and the March 2024 Warrants meet the requirements for equity classification.
In connection with the March 2024 Offering, the Company also agreed to amend the January 2024 Warrants (see discussion of the January 2024 Offering below) to purchase up to an aggregate of 263,358 shares of Class A common stock at an exercise price of $13.44 per share (the “January 2024 Modified Warrants”). Prior to amendment, the January 2024 Modified Warrants had a termination date of January 17, 2029. Upon shareholder approval of the amendment, the January 2024 Modified Warrants had a reduced exercise price of $10.36 per share and a termination date of June 28, 2029.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
Subsequent to the March 2024 Offering, during the year ended December 31, 2024, the Company issued 236,020 shares of Class A common stock as a result of all of the March 2024 Pre-funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
January 2024 Securities Purchase Agreement
On January 12, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “January 2024 Offering”), (i) an aggregate of 64,286 shares of the Company’s Class A common stock at a purchase price of $15.19 per share, (ii) pre-funded warrants (the “January 2024 Pre-funded Warrants”) to purchase 199,072 shares of the Company’s Class A common stock, and (iii) warrants to purchase 263,358 shares of Class A common stock (the “January 2024 Warrants”).
The purchase price of each January 2024 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the January 2024 Offering minus $0.00001. The January 2024 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The January 2024 Warrants have an exercise price per share of Class A common stock equal to $13.44 per share and will expire five years from the date of issuance. The January 2024 Offering closed on January 17, 2024.
The Company received aggregate gross proceeds from the January 2024 Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.4 million. Net proceeds of $3.6 million from the January 2024 Offering were recorded to additional paid-in-capital. Both the January 2024 Pre-funded Warrants and the January 2024 Warrants meet the requirements for equity classification.
In connection with the January 2024 Offering, the Company also agreed, subject to certain conditions and procedures, to amend each of the warrants issued in November 2023 to purchase up to an aggregate of 414,896 shares of Class A common stock at an exercise price of $54.04 per share (the “November 2023 Modified Warrants”). Prior to amendment, the November 2023 Modified Warrants had a termination date of November 9, 2028. The November 2023 Modified Warrants were amended on May 9, 2024, to have a reduced exercise price of $7.62 per share and a termination date of May 9, 2029.
Subsequent to the January 2024 Offering, during the year ended December 31, 2024, the Company issued 199,072 shares of Class A common stock as a result of all of the January 2024 Pre-funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
Public and Private Warrants
As of September 30, 2025, the Company had Public and Private Warrants outstanding to purchase 12,322 shares and 16,104 shares of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $8,050 per share, subject to adjustment, at any time commencing on August 12, 2021. The Public and Private Warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Private Warrants assumed in connection with the Business Combination are accounted for as a derivative liability and a decrease of the estimated fair value of the warrants of $0.6 million for the year ended December 31, 2023 was recorded in other income (expense) within the condensed consolidated statements of operations. The Public Warrants and the legacy outstanding Private Warrants were recorded as equity within the condensed consolidated statements of stockholders’ equity.
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
Note 10. Stock-based Compensation
Legacy Stock Plans
In May 2018, the Board of Directors of Momentus Inc. approved the 2018 Stock Plan (the “Initial Plan”) that allowed for granting of incentive and non-qualified stock options (“NSOs”) and restricted stock awards (“RSAs”) to employees, directors, and consultants. The Initial Plan was terminated in November 2018. Awards outstanding under the Initial Plan continue to be governed by the terms of the Initial Plan.
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
2021 Equity Incentive Plan
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 8,547 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options, NSOs, RSAs, stock appreciation rights (“SARs”), RSUs, and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Board of Directors.
On May 19, 2025, the Company adopted the first amendment to the 2021 Plan to increase the number of shares of Class A common stock available for issuance under the 2021 Plan by 950,000 shares. All other terms of the 2021 Plan remained the same.
During the nine months ended September 30, 2025, the shares available for grant under the 2021 Plan increased by 83,418 and 26 due to the evergreen provision and forfeitures, respectively. As of September 30, 2025, there were 348,149 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP”), under which 2,280 shares of Class A common stock were initially reserved for issuance. The 2021 ESPP provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase or (ii) 2,280 shares. Participation in the 2021 ESPP has been suspended by the Board of Directors. The 2021 ESPP became effective immediately following the Closing. The Company has an outstanding liability pertaining to the 2021 ESPP of $4 thousand as of September 30, 2025, included in accrued expenses, for employee contributions to the 2021 ESPP, which will be refunded to participants due to the suspension of the plan. As of September 30, 2025, there were 3,002 shares remaining available for issuance.

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
During the nine months ended September 30, 2025, the shares available for grant under the 2022 Plan increased by 250,000 due to the evergreen provision. As of September 30, 2025, only RSU grants have been made under the 2022 Plan and there were 128,129 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plan, for the nine months ended September 30, 2025:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,386	$1,139.61
Granted	30,000	1.78
Forfeitures	(62)	1,115.64
Outstanding as of September 30, 2025	31,324	$49.99	9.4	$—
Exercisable as of September 30, 2025	31,324	$49.99	9.4	$—
Vested and expected to vest as of September 30, 2025	31,324	$49.99	9.4	$—
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the nine months ended September 30, 2025. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2024	5,924	$1,388.75
Granted	810,280	1.30
Vested	(67,861)	73.27
Forfeited	(806)	1,428.94
Outstanding as of September 30, 2025	747,537	$4.19
As of September 30, 2025, there was a total of $1.4 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. Outstanding unvested and expected to vest RSUs had an intrinsic value of $1.0 million.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development expenses	$98	$275	$446	$499
Selling, general and administrative expenses	593	1,432	2,269	4,386
Total	$691	$1,707	$2,715	$4,885
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Options	$6	$71	$54	$216
RSUs & RSAs	685	1,636	2,661	4,669
Total	$691	$1,707	$2,715	$4,885
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
As the Company incurred a net loss for the three and nine months ended September 30, 2025 and 2024, the inclusion of preferred stock, certain options, unvested stock units, warrants, convertible promissory notes, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Preferred shares outstanding	6,734,080	—	6,734,080	—
Options and unvested stock units outstanding	778,861	7,578	778,861	10,362
Warrants outstanding	15,590,327	2,144,126	15,590,327	2,144,126
Convertible promissory notes	4,473,439	309,973	4,473,439	309,973
AIR Warrants	3,584,229	—	3,584,229	—
Contingent Sponsor Earnout Shares	2,054	2,054	2,054	2,054
Total	31,162,990	2,463,731	31,162,990	2,466,515
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
and minimum purchases stipulated. As of September 30, 2025, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2025	$472
Total	$472
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
Shareholder Derivative Litigation
On June 20, 2022, a shareholder derivative action was filed by Brian Lindsey, on behalf of the Company, in the U.S. District Court for the Central District of California, Case No. 2:22-cv-04212, against the Company (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood. This derivative action alleges the same core allegations as stated in the securities class action litigation. The defendants dispute the allegations as stated in this derivative action. On September 27, 2022, the plaintiff filed his Notice of Voluntary Dismissal without Prejudice seeking to dismiss the case. Because the plaintiff’s dismissal of this derivative action was voluntary and without prejudice, this plaintiff and/or other shareholders may seek to re‑file the claims asserted in this matter at a later date. As noted below, Brian Lindsey re‑filed a shareholder derivative action in Delaware Chancery Court on June 30, 2023.
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
The order set a final approval hearing for November 21, 2024 and the U.S. District Court for the Northern District of California approved the settlement agreement, including the dismissal with prejudice of all claims against the defendants, via Order dated January 10, 2025. The matter was fully covered under the Company’s insurance policy,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
and all associated legal fees and settlement costs were paid directly by the insurer. As a result, the Company did not incur any expenses related to legal fees or settlement costs in connection with this matter.
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
Both Messrs. Kokorich and Khasis have, through counsel, disagreed with the Company’s position. For example, Mr. Kokorich is named as a defendant in the securities class action pending against the Company and other defendants, although he has not been served nor appeared in those matters. In addition, Mr. Kokorich is the sole defendant in a civil litigation action filed against him by the SEC in the U.S. District Court for the District of Columbia, Case No. 1:21-cv-01869. On November 25, 2024, the U.S. District Court for the District of Columbia entered a final consent judgment in the SEC’s civil action against Mr. Kokorich (Case No. 1:21-cv-01869), resolving all claims in that proceeding. Mr. Kokorich has demanded indemnification and advancement from the Company for his fees and costs incurred in these actions, which claims are disputed by the Company.
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against the Company in the Delaware Court of Chancery (Case No. 2022-0722) seeking indemnification and advancement from the Company. Following the Company filing a motion to dismiss this action, on November 14, 2022, Mr. Kokorich filed an amended complaint. Additional motions to dismiss and replies were filed and considered at a hearing on February 2, 2023. The Delaware Court of Chancery granted the Company’s motion to dismiss the Kokorich indemnification claim action on May 15, 2023.On June 13, 2023, Mr. Kokorich filed a notice of appeal. On July 28, 2023, Mr. Kokorich filed Appellant’s Brief. The Company filed Appellee’s Answering Brief on August 28, 2023, and Mr. Kokorich filed a Reply Brief on September 15, 2023. The oral argument on Mr. Kokorich’s appeal was scheduled for November 15, 2023. On November 30, 2023, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery.
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
The parties have discussed potential settlement terms. While these discussions have been ongoing, Mr. Khasis has stayed discovery in his indemnification and advancement case. Also, other similar or related litigation may be filed against Momentus. In response to the Court’s request for a status update, the Plaintiff moved to voluntarily dismiss its complaint without prejudice, which Momentus did not oppose. On November 26, 2024, the Court granted plaintiff’s motion. Mr. Khasis may decide to restart his indemnification and advancement litigation against Momentus.
Delaware Class Actions
On November 10, 2022, purported stockholders filed a putative class action complaint against Brian Kabot, James Hofmockel, Ann Kono, Marc Lehmann, James Norris, Juan Manuel Quiroga, SRC-NI Holdings, LLC, Edward K. Freedman, Mikhail Kokorich, Dawn Harms, Fred Kennedy, and John C. Rood in the Court of Chancery of the State of Delaware, in a case captioned Shirley, et al. v. Kabot et al., 2022-1023-PAF (the “Shirley Action”). The complaint alleges that the defendants made certain material misrepresentations, and omitted certain material information, in their public statements and disclosures regarding the Proposed Transaction, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock on or before August 9, 2021. On December 23, 2024, by stipulation and order of dismissal, Mr. Rood was dismissed from the complaint without prejudice.
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
On May 29, 2024, the court issued its orders on the motions to dismiss: (1) granting the motions to dismiss with respect to defendants Fred Kennedy and Dawn Harms and dismissing the claims against them with prejudice, and (2) with respect to the SRAC Defendants, granting the motion to dismiss with prejudice. However, the court noted that defendants Brian Kabot, James Hofmockel, and James Norris did not move to dismiss the portion of Count II relating to alleged misrepresentations concerning the value of SRAC shares issued in the merger and defendant Brian Kabot did not move to dismiss the portion of Count III relating to the same. As such, the claims as to the SRAC Defendants were dismissed with prejudice, except for these remaining claims.
The Shirley Action, the Lora Action, and the Burk Action have been consolidated under the caption, In re Momentus Inc. Stockholders Litigation, C.A. No. 2022-1023-PAF (Del Ch. Nov. 10, 2022). These putative class actions do not name the Company as a defendant. Regardless, the SRAC directors and officers, together with current and former directors and officers of the Company, have demanded indemnification and advancement from the Company, under

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
the terms of the merger agreement and the exhibits thereto, the Delaware corporate code, the Company’s bylaws, and their individual indemnification agreements. The Company may be liable for the fees and costs incurred by the defendants and has an obligation to advance such fees during the pendency of the litigation. The Company understands that the defendants dispute the allegations in the complaint and intend to vigorously defend against any such litigation.
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
Note 13. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024, respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.
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
Note 14. Related Party Transactions
Related Party Promissory Notes
On June 21, 2024, the Company issued six promissory notes for an aggregate amount of $0.5 million to participating directors and an officer of the Company. The proceeds from the notes were used to pay for employee retention payments, working capital, and general corporate expenses. Each note issued bore an annual interest rate of 5.12% equal to the minimum applicable federal rate published by the Internal Revenue Service for June 2024. Each note held a maturity date of September 30, 2024 and was secured by the Company’s assets. Principal and interest payments were due by the maturity date and the notes would have become immediately due upon the occurrence of

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Service revenue	$234	$107	$747	$1,829
Cost of revenue	—	66	2	66
Gross profit	234	41	745	1,763
Operating expenses:
Research and development expenses	2,328	2,205	6,436	7,731
Selling, general and administrative expenses	4,152	5,429	12,684	16,916
Total operating expenses	6,480	7,634	19,120	24,647
Loss from operations	(6,246)	(7,593)	(18,375)	(22,884)

Other income (expense), net:
Realized loss on disposal of assets	—	(133)	—	(188)
Interest income	—	2	6	24
Interest expense	(177)	(43)	(112)	(100)
Loss on debt extinguishment	(2,898)	—	(2,827)	—
Change in fair value of convertible debt carried at fair value	—	—	(835)	—
Other income (expense)	(1,753)	9	(1,553)	61
Total other income (expense), net	(4,828)	(165)	(5,321)	(203)
Net loss	$(11,074)	$(7,758)	$(23,696)	$(23,087)
See the condensed consolidated interim financial statements for other financial information regarding the Company’s operating segment. The Company’s long-lived tangible assets, as well as the Company’s operating ROU assets recognized on the condensed consolidated balance sheets are located in the United States.

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 16. Supplemental Disclosures for Condensed Consolidated Statements of Cash Flows
Supplemental disclosures for the accompanying condensed consolidated statements of cash flows consist of the following:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Purchases of intangible assets in accounts payable and accrued expenses at period end	$—	$20
Issuance of preferred stock and common stock for prepaid services	$10,672	$—
Issuance of common stock and pre-funded warrants in settlement of accounts payable and customer deposits	$1,646	$—
Issuance costs related to warrant modifications	$400	$1,272
Issuance costs related to placement agent warrants	$—	$135
Issuance of common stock upon partial conversion of convertible note	$862	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$102	$12
Note 17. Subsequent Events
October 2025 Warrant Inducement Agreement
On October 14, 2025, the Company entered into a warrant inducement agreement with an investor who was holding the March 2025 Warrants and the July 2025 Warrants. Pursuant to the warrant inducement agreement, on October 14, 2025, the investor agreed to exercise for cash (i) 2,142,858 of the March 2025 Warrants at an exercise price of $1.43 per share and (ii) 2,836,880 of the July 2025 Warrants at an exercise price of $1.41 per share. The investor paid gross proceeds of $7.1 million, before deducting offering fees and other expenses of 0.5 million payable by the Company. Prior to entering into the warrant inducement agreement, the March 2025 Warrants were immediately exercisable at an exercise price of $2.00 per share and the July 2025 Warrants were immediately exercisable at an exercise price of $1.41 per share.
The Company agreed to issue new warrants to purchase up to 7,469,607 shares of Class A common stock, with an exercise price of $1.43 per share (the “October 2025 Warrants”), in consideration of the investor’s agreement to exercise the March 2025 Warrants and July 2025 Warrants. The Company agreed to file a registration statement within 30 days of October 14, 2025, providing for the resale of the shares issuable by the October 2025 Warrant. The October 2025 Warrants will be exercisable immediately after stockholder approval and will expire five years from the date of stockholder approval. The March 2025 Warrants are expected to meet the requirements for equity classification.
The Company may not effect the exercise of certain October 2025 Warrants, and the investor will not be entitled to exercise any portion of any such March 2025 Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Class A common stock beneficially owned by the Holder of such March 2025 Warrant (together with its affiliates) to exceed 9.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such March 2025 Warrant.
Conversion of Series A preferred stock
On October 17, 2025, VLD converted 126,000 shares of the Company’s Series A preferred stock into 1,260,000 shares of Class A common stock.
At-The-Market Offering
On October 10, 2025, the Company filed a prospectus supplement to the Registration Statement increasing the aggregate principal amount to $9.2 million and, on October 20, 2025, the Company filed a prospectus supplement to

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 17. Subsequent Events (cont.)
the Registration Statement further increasing the aggregate principal amount to $13.0 million. If the Company is eligible to increase the aggregate principal amount available to be sold under the Registration Statement in the future, the Company may file additional supplemental prospectuses to the Registration Statement.
During October and November 2025, the Company issued 5,554,009 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $9.4 million, before deducting estimated issuance costs of $0.3 million. Up to $3.6 million in aggregate principal amount of an indeterminate amount of shares of the Class A common stock may still be sold under the ATM Sales Agreement.
Partial Conversion of SIV Convertible Notes
During November 2025 the Company converted principal and accrued interest of a portion of the SIV Convertible Notes into 67,457 shares of Class A common stock.

Tables of Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our Annual Report on Form 10-K filed with the SEC on April 1, 2025, as amended on April 9, 2025. This discussion and analysis should also be read together with our financial information for the period ended as of September 30, 2025. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on April 1, 2025, as amended on April 9, 2025, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
Momentus offers or plans to offer satellites, satellite buses, satellite technologies and components, including solar arrays, and transportation, communications and infrastructure services to help enable the commercialization of space for commercial companies and to support the missions of U.S. and friendly governments. Satellite operators and space companies and other organizations are our target commercial customers. Momentus is also seeking business in support of U.S. Government missions for Departments and Agencies like NASA and the Department of Defense.
Products and services that we plan to provide include provision of satellites, satellite buses, satellite technologies and components, including solar arrays, integration of payload instruments, communication, tracking, and other satellite services, “last mile” satellite transportation, payload-hosting, on‑orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings.
Our transportation service offering focuses on delivering our customers’ satellites to precision orbits of their choosing. To accomplish this, we partner with leading launch service providers, such as SpaceX, to “ride share” our customers' satellites from Earth to space on a midsized or large rocket. Customer satellites can also be carried aboard small launch vehicles for dedicated missions. Our OSVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe this “hub-and-spoke” model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond transportation and hosted payloads.
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

Beyond transportation, we anticipate that growth of the satellite constellations market may drive demand for our satellites, satellites buses, and technologies like solar arrays, hosted payload, communication, tracking, and other satellite services, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings, if we are successful in executing on our business plan, including fully developing and validating our technology in space. Satellite constellations have relatively low lifespans and, in our view, will require maintenance, de-orbiting, and other general servicing with higher frequency.
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
During the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.7 million of revenue, respectively, primarily from the completion of performance obligations on engineering services performed for U.S. government and engineering project services.
As of September 30, 2025 we have signed contracts with customers and have collected approximately $3.1 million in customer deposits, $0.1 million of which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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
Cost of Revenue
Cost of revenue consists primarily of expenses associated with third-party launch costs and direct headcount cost related to the engineering project. The costs associated with OSVs are deferred to prepaid cost of revenues and amortized to cost of revenues upon release of payload. The current design and technology allow for a single use of the OSV.
Research and Development
Research and development expenditures consist primarily of the cost of the following activities for developing existing and future technologies for our satellites, satellite technologies, and our OSV. Research and development activities include basic research, applied research, design, development, and related test program activities. Costs incurred for developing our technologies primarily include equipment and labor hours (both internal and subcontractors). The Company also records launch costs related to the testing of its Vigoride vehicles as research and development costs.

As of September 30, 2025, we have expensed all research and development costs associated with developing and building our vehicles.
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

Comparison of Financial Results for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Service revenue	$234	$107	$127	119%
Cost of revenue	—	66	(66)	(100%)
Gross profit	234	41	193	471%

Operating expenses:
Research and development expenses	2,328	2,205	123	6%
Selling, general and administrative expenses	4,152	5,429	(1,277)	(24%)
Total operating expenses	6,480	7,634	(1,154)	(15%)
Loss from operations	(6,246)	(7,593)	1,347	(18%)

Other income (expense), net:
Realized loss on disposal of assets	—	(133)	133	(100%)
Interest income	—	2	(2)	(100%)
Interest expense	(177)	(43)	(134)	312%
Loss on debt extinguishment	(2,898)	—	(2,898)	(100%)
Other income (expense)	(1,753)	9	(1,762)	(19578%)
Total other income (expense), net	(4,828)	(165)	(4,663)	2826%
Net loss	$(11,074)	$(7,758)	$(3,316)	43%
Service revenue
Revenue recognized during the three months ended September 30, 2025 and 2024, was primarily driven by engineering services performed for the Space Development Agency agreement, resulting in $0.2 million and $0.1 million of revenue recognition, respectively.
Cost of revenue
The costs associated with performing engineering services for the Space Development Agency agreement during the three months ended September 30, 2024, were capitalized in cost of revenue. We tracked the individual hours worked in the project and allocated the portion of headcount cost from research and development operating expenses to cost of revenue.
Research and development expenses
Research and development expenses increased from $2.2 million in the three months ended September 30, 2024, to $2.3 million in the three months ended September 30, 2025. Subcontractor costs increased by $0.3 million. Payroll costs decreased by $0.2 million, inclusive of a decrease of $0.2 million in non-cash stock based compensation. Other miscellaneous fees, such as materials and overhead, increased by $0.03 million
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $5.4 million in the three months ended September 30, 2024, to $4.2 million in the three months ended September 30, 2025. Payroll costs decreased by $1.2 million, inclusive of a decrease of $0.8 million in non-cash stock based compensation. Other miscellaneous fees, such as insurance and overhead, decreased by $0.03 million. SEC and legal services expenses decreased by $0.03 million.
Realized loss on disposal of assets
The decrease in realized loss on disposal of assets for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due to losses from the auction of machinery and equipment.
Interest expense
The $0.2 million interest reduction for the three months ended September 30, 2025 was primarily due to amortization of the debt premium on the July 2024 Convertible Note and the October 2024 Convertible Note, partially offset by cash interest accrual. See Note 8 for additional information.

Loss on debt extinguishment
The loss on extinguishment of debt recognized for the three months ended September 30, 2025, was due to the amendment of the convertible promissory notes between the Company and SIV and extinguishment of the May 2025 Loan. See Note 8 for additional information.
Other income (expense)
Other expense increased to $1.8 million during the three months ended September 30, 2025, was due to the loss recognized on issuance of warrant liabilities related to the September 2025 Private Placement. See Note 8 for additional information.
Comparison of Financial Results for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Service revenue	$747	$1,829	$(1,082)	(59%)
Cost of revenue	2	66	(64)	(97%)
Gross profit	745	1,763	(1,018)	(58%)

Operating expenses:
Research and development expenses	6,436	7,731	(1,295)	(17%)
Selling, general and administrative expenses	12,684	16,916	(4,232)	(25%)
Total operating expenses	19,120	24,647	(5,527)	(22%)
Loss from operations	(18,375)	(22,884)	4,509	(20%)

Other income (expense), net:
Realized loss on disposal of assets	—	(188)	188	(100%)
Interest income	6	24	(18)	(75%)
Interest expense	(112)	(100)	(12)	12%
Loss on debt extinguishment	(2,827)	—	(2,827)	(100%)
Change in fair value of convertible debt carried at fair value	(835)	—	(835)	(100%)
Other income (expense)	(1,553)	61	(1,614)	(2646%)
Total other income (expense), net	(5,321)	(203)	(5,118)	2521%
Net loss	$(23,696)	$(23,087)	(609)	3%
Service revenue
Revenue recognized during the nine months ended September 30, 2025 and 2024, was primarily driven by engineering services performed for the Space Development Agency agreement. Of total revenue recognized of $0.7 million and $1.8 million of revenue recognized during the nine months ended September 30, 2025 and 2024, respectively, $0.5 million and $1.8 million was recognized for engineering services performed, respectively. The remaining $0.2 million of revenue recognized during the nine months ended September 30, 2025, was due to customer deposit forfeiture upon contract expiration.
Cost of revenue
The costs associated with performing engineering services for the Space Development Agency agreement during the nine months ended September 30, 2024, were capitalized in cost of revenue. We tracked the individual hours worked in the project and allocated the portion of headcount cost from research and development operating expenses to cost of revenue.
Research and development expenses
Research and development expenses decreased from $7.7 million in the nine months ended September 30, 2024, to $6.4 million in the nine months ended September 30, 2025. The decrease was primarily due to a $1.2 million reduction in payroll costs due to decreased headcount and a $0.2 million reduction in product and material expenses, partially offset by a $0.1 million increase in subcontractor costs.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $16.9 million in the nine months ended September 30, 2024 to $12.7 million in the nine months ended September 30, 2025. The decrease is primarily due to (i) a $3.2 million decrease in payroll related expenses, inclusive of a decrease of $2.1 million in non-cash stock based compensation, (ii) a decrease in legal expenses of $1.1 million, and (iii) a $1.0 million decrease in other miscellaneous fees, such as insurance and overhead. These decreases were partially offset by an increase in consulting and professional services of $1.1 million.
Realized loss on disposal of assets
The decrease in realized loss on disposal of assets for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due to losses from the auction of machinery and equipment.
Interest income
Interest income decreased from $0.02 million for nine months ended September 30, 2024 to $0.01 million for the nine months ended September 30, 2025 as the Company invested less in money market funds due to liquidity constraints.
Interest expense
Interest expense remained consistent, as a $0.1 million interest reduction, for both the nine months ended September 30, 2025 and 2024. The interest reduction is primarily due to amortization of the debt premium on the July 2024 Convertible Note and the October 2024 Convertible Note, partially offset by cash interest accrual. See Note 8 for additional information.
Loss on debt extinguishment
The loss on extinguishment of debt recognized for the nine months ended September 30, 2025, was due to the amendment of the convertible promissory notes between the Company and SIV and extinguishment of the May 2025 Loan. See Note 8 for additional information.
Change in fair value of convertible debt carried at fair value
The change in fair value of convertible debt carried at fair value for the nine months ended September 30, 2025, was due to the change in fair value of the May 2025 Loan. See the Fair Value Measurement discussion in Note 2 for additional information.
Other income (expense)
Other expense increased to $1.6 million during the nine months ended September 30, 2025, primarily due to the loss recognized on issuance of warrant liabilities related to the September 2025 Private Placement. See Note 8 for additional information.
Liquidity and Capital Resources
Going Concern
The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally and the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern. This is reflected by the Company’s incurred net losses of $23.7 million for the nine months ended September 30, 2025 and an accumulated deficit of $431.7 million as of September 30, 2025. Additionally, the Company used net cash of $12.7 million to fund its operating activities for the nine months ended September 30, 2025, and had cash and cash equivalents of $0.7 million as of September 30, 2025.
In connection with the preparation of the condensed consolidated interim financial statements for the nine months ended September 30, 2025, management conducted an evaluation and concluded that there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and sale of its services and products. These conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated interim financial statements. In order to proceed with the Company’s business plan and operating strategy, the Company will need to raise substantial additional capital to fund its operations. Until such time, if ever, the Company can generate revenues sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. In an effort to alleviate these conditions, the Company continues to seek and evaluate opportunities to access additional capital through all available means.
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
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(12,745)	$(10,874)
Investing activities	—	94
Financing activities	11,843	9,586
Net change in cash and cash equivalents	$(902)	$(1,194)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $12.7 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $2.7 million, were $5.1 million. Professional fees of $5.2 million included $1.4 million in legal fees. Office overheads and other general corporate expenses were $3.9 million, which includes insurance costs of $0.7 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $1.4 million. These cash outflows were partially offset by gross profit of $0.7 million primarily related to the fulfillment of performance obligations during the nine months ended September 30, 2025. Additionally, the Company had a change in operating assets and liabilities of $2.0 million during the nine months ended September 30, 2025.
Net cash used in operating activities for the nine months ended September 30, 2024 was $10.9 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $4.9 million, were $7.3 million. Professional fees of $5.1 million included $2.6 million in legal fees. Office overheads and other general corporate expenses were $4.4 million, which includes insurance costs of $1.3 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $1.5 million. These cash outflows were partially offset by gross profit of $1.8 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the nine months ended September 30, 2024. Additionally, the Company had a change in operating assets and liabilities of $5.6 million during the nine months ended September 30, 2024.
Investing Activities
Net cash used in investing activities was zero and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively, which consisted of purchases of machinery and equipment and proceeds received on the sale of machinery and equipment.

Financing Activities
Net cash provided by financing activities was $11.8 million for the nine months ended September 30, 2025, primarily due to gross proceeds of approximately $9.0 million received from the July 2025 Offering and the February 2025 Offering, $4.8 million received from the August 2025 Warrant Inducement Agreement and the March 2025 Warrant Inducement Agreement, $2.3 million received from the September 2025 Private Placement, the May 2025 Loan, and related issuances of warrants, partially offset by principal repayments of $2.1 million of the May 2025 Loan and SIV Convertible Notes and $2.2 million in current and deferred issuance costs related to convertible notes, common stock, related warrants, the warrant inducements, and other common and preferred stock issuances.
Net cash provided by financing activities was $9.6 million for the nine months ended September 30, 2024, primarily due to gross proceeds of approximately $10.8 million received from the January 2024 Offering and March 2024 Offering, and $2.3 million received from SIV partially offset by principal repayments of $2.3 million under the Term Loan and $1.1 million in issuance costs related to common stock and related warrants.
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
Commitments and Contingencies
We are a party to leases primarily for facilities (e.g., office buildings, warehouses and spaceport) under non‑cancellable operating leases. We lease office space under a non-cancellable operating lease which expires March 2026. Refer to Note 6.
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
Revenue Recognition
The Company enters into short-term contracts for ‘last-mile’ satellite and cargo delivery (transportation services), payload hosting and in-orbit servicing options with customers that are primarily in the aerospace industry. For its transportation service arrangements, the Company has a performance obligation of delivering the customers’ payload to its designated orbit and recognizes revenue (along with any other fees that have been paid) at a point in time, upon satisfaction of this performance obligation. Additionally, for its in-orbit service arrangements, the Company provides a multitude of services during the mission to its customers. The Company recognizes revenue for these in-orbit services ratably over time on a straight-line basis. The Company enters into contracts to perform services for U.S. Government customers. The Company recognizes revenue for these services in accordance with the terms of these contracts.
We account for customer contracts in accordance with ASC Topic 606, which includes the following five‑step model:
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
The Company’s satellite and cargo delivery services (transportation services) are considered a performance obligation, to transport the customers’ payload to a specified orbit in space. We recognize revenue for these services at a point in time, when control is transferred, which is considered to be upon the release of the customers’ payload into its specified orbit. We will calculate the weight distribution of each transfer vehicle at the customer level, and we will estimate the delivery date for each customer’s payload based on the relative weight of payloads released to determine the point in time to recognize revenue for each payload release.
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
In periods in which we recognize revenue, we will disclose the amounts of revenue recognized that was included as a contract liability balance at the beginning of the reporting period in accordance with ASC Sub‑Topic 606-10-50-8(b).
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
Deferred Fulfillment and Prepaid Launch Costs
We prepay for certain launch costs to third-party providers that will carry the OSV to orbit. Prepaid costs allocated to the delivery of a customer’s payload are classified as deferred fulfillment costs. Prepaid costs allocated to our payload are classified as prepaid launch costs. These costs are then recognized as cost of revenues upon release of the customer’s payload and our payload, respectively.
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
Stock-based Compensation
We have various stock incentive plans under which incentive and NSOs and RSAs are granted to employees, directors, and consultants. All stock-based payments to employees, including grants of employee stock options are recognized in the condensed consolidated interim financial statements based on their respective grant date fair values.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2025, we had cash and cash equivalents of $0.7 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the three and nine months ended September 30, 2025 and 2024. Currently, all of our cash receipts and expenses are generated in U.S. dollars.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our Disclosure Controls as of September 30, 2025. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of September 30, 2025, due to the material weakness in internal control over financial reporting described below.
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
•misclassifying $1.7 million related to the Company’s prepaid research and development expense balance. Based on the nature of the underlying items, which included both deposits for undelivered goods and components received intended for use in commercial launch services, the balance did not meet the criteria for prepaid research and development expense under ASC Topic 730. The Company has subsequently recorded and reclassified the balance from current assets to other non-current assets, ensuring proper classification in accordance with U.S. GAAP; and
•misclassifying $0.3 million of accounts payable as accrued liabilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Between July 22, 2025, and September 30, 2025, the Company issued 652,306 shares of its Class A common stock to vendors to settle outstanding debts of $1.3 million.
Shares of the Company’s Class A common stock issued in the transaction described herein are exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The vendor is an “accredited investor” as defined in Regulation D or “sophisticated investor” and was acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the shares of the Company’s Class A common stock were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Appointment of Chief Financial Officer
On August 6, 2025, the Company announced the appointment of Lon Ensler, age 66, as the Company’s Chief Financial Officer, effective as of August 1, 2025. Mr. Ensler has served as the Company’s Interim Chief Financial Officer since April 2, 2024, and currently serves as the Company’s principal financial officer and principal accounting officer.
Mr. Ensler has more than 30 years of experience as a financial executive. From February 2019 until March 2024, he served as the Chief Financial Officer of Ziteo Medical, Inc., a provider of next generation molecular imaging medical devices. Prior to that, Mr. Ensler provided advisory, consulting and interim CFO services for a number of companies through his consulting firm Ensler Consulting from June 2015 through February 2019. Prior to that, Mr. Ensler served as the Chief Financial Officer of Xradia, Inc., a provider of high-tech capital equipment, from 2008 until 2015.
There are no family relationships between Mr. Ensler and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Pursuant to the terms of Mr. Ensler’s employment agreement with the Company (the “Employment Agreement”), he will receive an annual base salary of $375,000 and will be eligible for an initial target cash bonus equal to 50% of his base salary. Mr. Ensler, subject to the approval of the board of directors of the Company, will also be eligible to receive a number of RSUs, representing 1% of the Company’s outstanding shares on the date of the grant of such RSUs. The vesting schedule of such RSUs will be 25% vesting on each of the first four anniversaries of the date of the grant of such RSUs. Mr. Ensler will also be eligible to receive severance benefits as set forth in the Employment Agreement, which include accrued benefits, severance payments of 6 months of base salary plus the annual cash bonus in effect immediately prior to the termination, prorated based on the days elapsed in the calendar year, and accelerated vesting of RSUs.

Impact of Equity Transactions on Stockholders’ Equity, Non-GAAP

As discussed above under Note 17, Subsequent Events, the Company completed certain financing transactions in October and November 2025. On October 14, 2025, the Company entered into a warrant inducement agreement pursuant to which an investor exercised outstanding warrants for gross proceeds of $7.1 million, before deducting offering fees and other expenses of $0.5 million. During October and November 2025, the Company issued 5,554,009 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $9.4 million, before deducting estimated issuance costs of $0.3 million.
The Company believes that, after giving effect to these transactions, the Company’s stockholders’ equity as of November 14, 2025, was in excess of $2.5 million.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
4.3	Amendment to Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
4.4
Junior Secured Convertible Note Due September 25, 2026, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

4.5	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit C to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2025).
4.6
Junior Secured Convertible Note Due September 25, 2026, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

4.7
Common Stock Purchase Warrant, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

4.8	AIR Warrant, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 29, 2025).
4.9
Pre-Funded Common Stock Purchase Warrant, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

4.10
Pre-Funded Common Stock Purchase Warrant, dated September 30, 2025, between Momentus Inc. and Baker & McKenzie LLP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2025).

4.11	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 15, 2025).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2025).

Tables of Contents

10.2	Employment Agreement, dated August 1, 2025, by and between Lon Ensler and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2025).
10.3
Form of Warrant Inducement Agreement, by and between Momentus Inc. and the Holder identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2025).

10.4
Note Amendment Agreement, dated September 8, 2025, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.5
Amended and Restated Secured Convertible Promissory Note, dated September 8, 2025, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.6
Amended and Restated Secured Convertible Promissory Note, dated September 8, 2025, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.7
Securities Purchase Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.8
Registration Rights Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.9
Security Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.10
Equity Purchase Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.11
EPA Registration Rights Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K filed on September 29, 2025).

10.12
General Release and Settlement Agreement, dated September 30, 2025, between Momentus Inc. and Baker & McKenzie LLP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2025).

10.13
Securities Purchase Agreement, dated September 30, 2025, between Momentus Inc. and Baker & McKenzie LLP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on October 6, 2025).

10.14
Registration Rights Agreement, dated September 30, 2025, between Momentus Inc. and Baker & McKenzie LLP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2025).

10.15
Form of Warrant Inducement Agreement, by and between Momentus Inc. and the Holder identified on the signature page thereto incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2025).

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

MOMENTUS INC.

Date: November 19, 2025	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)