Form 10-K
period 2025-12-31
Momentus Inc.
filed 2026-03-31
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____  to ____
Commission file number 001-39128
Momentus Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1905538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1762 Automation Parkway San Jose, California	95131
(Address of Principal Executive Offices)	(Zip Code)

(650) 564-7820
Registrant’s telephone number, including area code

3901 N. First Street, San Jose, California 95134
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Company on December 31, 2025, based on the closing price of $4.87 for shares of our Class A common stock, was approximately $13.2 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 5,730,006 shares of Class A common stock as of March 27, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025.

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
Summary of Risk Factors
Risks Related to the Business and Industry of Momentus
•We will require substantial additional funding to finance our operations but adequate additional financing may not be available when we need it, on acceptable terms, or at all.
•We have incurred significant losses in the past, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
•We may not be able to continue as a going concern.
•We have delivered customer satellites and payloads into orbit using our service vehicles, and setbacks experienced during our future missions could have a material adverse effect on our business, financial condition, and results of operation and could harm our reputation.
•We may be unable to raise additional capital needed to execute our business plan.
•Our business is subject to the policies, priorities, regulations, mandates and funding levels of governmental entities and may be negatively or positively impacted by any change thereto.
•We may not be successful in developing new technology, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.
•We operate in highly competitive industries and in various jurisdictions across the world which may cause us to have to reduce our prices.
•Our limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.
•The market for spaceflight and in-space infrastructure services has not been established with precision, and may grow more slowly than expected.
•We may not be able to convert our customer contracts into revenue.
•Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.

•The cyclical nature of the space industry could negatively impact our ability to accurately forecast customer demand. We may not be able to achieve or maintain adequate gross margins or profits in these markets.
•We may experience a total loss of our satellites and Orbital Service Vehicle and our customers’ payloads during the launch into space, and any insurance we have may not be adequate to cover our loss.
•Our business involves significant risks and uncertainties that may not be covered by insurance.
•If our spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition, and results of operations.
•Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.
•We rely on a limited number of suppliers for certain raw materials, specialized labor, and supplied components. We may not be able to obtain sufficient raw materials specialized labor, or supplied components to meet our manufacturing and operating needs or obtain such materials on favorable terms or at all, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.
•We expect to face intense competition in satellite production, satellite transport, and related services and other services which we may develop in the space transportation industry.
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
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•We may in the future be subject to substantial litigation, regulatory actions, government investigations, proceedings, and similar actions that could cause us to incur significant legal expenses and which could have a material adverse effect on our business, operating results, or financial condition.
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
•Contracts with the U.S. government subject us to risks including early termination, audits, investigations, sanctions, and penalties.

Risks Related to Ownership of our Class A Common Stock
•If we fail to comply with the continued listing requirements of Nasdaq we face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.
•The market price of our Class A common stock and warrants may be volatile, which could cause the value of your investment to decline.
•Future sales of shares by Company officers, directors, other insiders or existing stockholders adversely affect the market price of our Class A common stock.
•If securities and industry analysts do not publish research or reports, or publish inaccurate or unfavorable research or reports, about our business or our market, our stock price and trading volume could decline.
•Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of the Class A common stock.

PART I
ITEM 1. Business
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to Momentus.
Overview
Momentus is a U.S. commercial space company that offers satellites, satellite buses, and other satellite components, transportation, communication, and infrastructure services, including hosted payloads and other in-orbit services. Government and commercial satellite operators and space technology companies and organizations are our principal customers and target customers. Momentus offers satellites and satellite buses and technology designed to meet the specific needs of government and commercial customers.
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
Our Products and Services
We provide or plan to provide satellites, satellite buses, solar arrays, and other satellite components. Our satellites and satellite technologies offer competitive advantages to customers such as greater payload capability, significant on-orbit power, flexibility of design and the ability to accommodate a range of sensors, communications equipment, and other space instruments, low cost, and speed of delivery.
We are developing an innovative Tape Spring Solar Array (“TASSA”) that has the potential to produce power at substantially lower cost than competing solar arrays. TASSA also has important advantages in its ability to be deployed and retracted to protect the array from in-space collisions with debris and to easily maneuver the satellite to different locations or adjust its characteristics.
Over the past several years, Momentus has developed other innovative technologies, such as our Microwave Electrothermal Thruster (“MET”) that uses water as a propellant, designed to efficiently accomplish missions such as transportation of customer payloads and small satellites to custom orbits. The MET’s water propellant is safe, environmentally-friendly, and easy to transport and handle, in contrast to the highly-toxic and difficult to handle propellants commonly used in the space industry. The MET has high specific impulse, or ISP, which is a measure of efficiency, making it well-suited for transportation missions with significantly higher thrust than missions more suitable for low thrust electric propulsion. The MET has been successfully demonstrated on orbit and we have matured this technology to Technology Readiness Level 9, the highest level, with hundreds of successful firings in space during our missions. We have designed our satellite buses and Orbital Service Vehicles to use this innovative technology, while also implementing a modular design that enables Momentus to incorporate high-thrust chemical thrusters or electric thrusters instead of the MET for missions with different requirements.
We provide or plan to provide services, including “last mile” satellite transportation, payload‑hosting, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite‑to-satellite service offerings. We believe our planned service offerings will increase deployment options for satellite operators and lower their operating costs relative to traditional approaches while also minimizing environmental impact when utilizing our MET with water as a propellant.
We plan to provide these services with Orbital Service Vehicles (“OSVs”) that we design and manufacture. While we plan to eventually operate a family of progressively larger and more capable OSVs, we are currently focused on

Vigoride, which was originally designed to operate in low-Earth orbit (“LEO”), but is undergoing enhancements designed to allow it to operate in Geostationary-Earth Orbit (“GEO”), Lunar, and Deep Space orbits.
We believe that Vigoride has the ability to deliver fast, versatile, and cost-effective transportation and infrastructure services to our customers. We conducted our inaugural test and demonstration mission with Vigoride in 2022. Momentus has launched four missions to date, deployed 17 customer satellites, and provided hosted payload services. Three of these missions involved operation of the Vigoride OSV in orbit. During these three Vigoride missions, the system and technology were tested repeatedly. Improvements based on lessons learned during these missions were rapidly incorporated. As a result of these three missions, the Vigoride OSV has been successfully demonstrated in space and accumulated significant flight heritage.
Our transportation service offering focuses on delivering our customers’ satellites to precision orbits. To accomplish this, we partner with leading launch service providers, such as SpaceX, to “ride share” our customer’s satellites from Earth to space on a midsized or large rocket. Customer satellites can also be carried aboard small launch vehicles for dedicated missions. Our OSVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe this “hub‑and‑spoke” model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle.
Our OSVs are currently expendable, meaning they are used to perform services before they de-orbit themselves upon completion of their mission. However, our goal is to eventually make our OSVs reusable, or capable of remaining in space to conduct follow-on missions, which has the potential to lower our cost of delivering services to our customers. To achieve reusability, we need to develop additional technologies that will allow our vehicles to locate and navigate to customer satellites in space, physically connect to them, and perform a variety of robotic operations including fluid transfer. The first of these technologies is related to Rendezvous and Proximity Operations (“RPO”) which is the ability for the OSV to locate and maneuver to another object in space.
In 2025, the U.S. Air Force Research Labs SpaceWERX organization—which is the innovation arm of the U.S. Space Force—awarded Momentus a Direct to Phase II Small Business Innovation Research (“SBIR”) contract. The award supports the in-space flight demonstration of a novel, low-cost multi-spectral sensor suite for RPO, scheduled for early 2026.
We are also offering variants of our Vigoride OSV to government and commercial customers as a traditional bus manufacturer and satellite prime contractor. Vigoride, and its variants, M-500 and M-1000, are being offered to support missions such as communication, sensing and tracking of missiles, positioning, navigation, and timing (“PNT”) as well as payload technology demonstrations.
Momentus offers or plans to offer production and operation of small satellites to meet a range of defense, government, and commercial needs such as communications, tracking of missiles, remote sensing, and space domain awareness. There is a growing need for such capabilities for defense, government, and commercial customers.
Momentus is offering high-volume production of buses, based on Vigoride’s technologies, for hosted payloads by integrating customer’s unique payloads for a variety of missions and for customer-owned satellites for use in constellations. A hosted payload is a module attached to a satellite that can be operated independently from the main spacecraft but which shares the satellite’s power supply and communications equipment. Hosted payloads are often used by commercial and government customers seeking to operate or test a capability for uses such as communications and sensing in orbit without having to pay the cost of building and launching an entire satellite. Using a hosted payload on a commercial satellite can reduce both the expense and time required to get communications and other technologies into space.
Our Vigoride OSVs are intended to provide safe, affordable, reliable, and regular in-space services to our customers, including space transportation, payload hosting, and in-orbit servicing. We designed our Vigoride vehicle to deliver small customer payloads anywhere in LEO. However, we also plan to design and produce larger vehicles and satellite buses to carry larger payloads to more distant orbits such as GEO.
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

•Satellite Technologies: Momentus is developing and plans to offer satellite technologies such as our Tape Spring Solar Array, 3D printed propulsion tanks, and other components used on the Vigoride OSV. These technologies and components have been flown in space, or are scheduled to be flown in space, and offer important competitive advantages such as lower cost and flexibility to meet the needs of owners and operators of satellites.
•Space Transportation: Momentus offers a transportation service to deliver customers’ satellites to precision orbits. Under this model, our customers would deliver their payload to us a few months prior to launch for integration onto our vehicle. Once we have integrated our customers’ payloads, we would then ship our vehicle, holding the customer payload, to the launch site, where it would be integrated onto the launch vehicle. The launch vehicle would then transport our vehicle to the drop-off orbit. After separation from the launch vehicle, our OSV would transport our customers’ payloads to their chosen final orbit.
We believe our transportation service has the potential to expand our customers’ deployment options relative to what they could achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle.
•Hosted Payload: There are a broad range of payloads, satellite components, and other space technologies, that customers want to operate, test, or validate in space. During development of a satellite component or other system, testing and validation of performance are important, particularly in the harsh environment of space. In other cases, customers wish to operate technologies such as solar collection and energy transmission systems in space without the expense of developing a full system that includes the satellite bus hosting these instruments. Momentus’ hosted payload service allows customers to operate, test, and validate the performance of the technology or system in space at lower cost and less complexity. Momentus’ service offers the ability to manage the integration and operation of these payloads in space. Additionally, Momentus is able to obtain necessary government licenses and manage the integration of these hosted payloads onto our OSV.
•In-Orbit Servicing: As the number of satellites in space increases, so does their need to be serviced. We are actively developing and testing Momentus’ vehicles to be capable of performing in-orbit servicing. We plan to equip future vehicles with robotic arms and an ability to maneuver in close proximity to other spacecraft and grapple, dock, or berth with them. We believe these capabilities could allow us to offer a suite of different in-orbit services, such as inspection, refueling, life extension, re-positioning, salvage missions, maintenance and repair, and de-orbiting.
•Satellite Bus: Technologies used to support the hosted payload market are directly applicable to offering customer-owned satellite buses for use in constellations. Momentus is offering high-volume production of low-cost buses, based on Vigoride’s technologies, and integrating customers’ unique payloads for a variety of missions ranging from communications to Earth Observation. We introduced variants of Vigoride tailored specifically for constellation applications as M-500 and M-1000 in August 2023.

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
We anticipate considerable growth over the coming years in demand for small satellites and satellite buses. We also anticipate that the space transportation segment will grow as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. We anticipate that the need for small satellite and satellite bus transportation to LEO, GEO, and Cis-Lunar orbits will continue to drive overall demand growth for space transportation services in the short-term as technology advancements continue to make space more accessible to new market entrants. We also believe that over the next decade, new space-based businesses may emerge, for example the generation of solar energy in space, space manufacturing or space data processing. The advent of these new business models could substantially increase demand for space transportation and other space infrastructure services.

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

We believe our ability to compete successfully as a commercial provider of space transportation, communication, and infrastructure services will depend on several factors including our ability to fully develop, test and validate our technology in space, our ability to establish and maintain a lead in technological advancements, the price of our offerings, customer confidence in the reliability of our offerings, and the frequency and availability of our offerings. If we are unable to fully develop, test and validate our technologies, we may be unable to execute on our business plan and realize the following competitive advantages. We believe that our team’s collective expertise, coupled with the following strengths, will allow us to build our business and compete successfully.
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
•Unique technology with patents pending: Over the past several years, we have worked on developing our patent-pending water plasma propulsion technology that we have demonstrated repeatedly in space, and we have designed our vehicles and services to incorporate this technology. We have also developed technologies related to space infrastructure system architectures and low-cost solar arrays. We are in the process of creating a patent portfolio and, as of December 31, 2025, we had eight issued patents, four non‑U.S. issued patents, and applications for one additional patent family relating to our water plasma propulsion and other technologies.
•Compatibility across launch providers: We have designed and plan to continue to design our future vehicles to be compatible with most launch vehicles. We believe this will give our customers flexibility around the timing and availability of launches and ensure a competitive market for our launch providers. As more rocket operators emerge, we will work to continue to actively incorporate compatibility to increase customer accessibility.
•Relationships with launch providers: We have relationships with several launch providers including SpaceX, Relativity Space, Blue Origin, United Launch Alliance (ULA), Rocket Factory Augsburg (RFA), and several other rocket providers. We believe our relationship and launch agreement with SpaceX will help us maximize the flexibility, economics, and optionality we can offer our customers. Additionally, as an aggregator of payloads, we believe we will be able to continue to service customers from around the world who might not otherwise have access to launch options.
•Experienced management team: Many of our management team members have experience in large organizations, including the U.S. Department of Defense, Raytheon, Lockheed Martin, Maxar, ULA, and Northrop Grumman, among others. Our efficient vertical integration allows for significant cooperation and interactivity between teams.

Intellectual Property

Below is a summary of our key intellectual property:

U.S. Patent No. (Application No.)	Expiration Date	Title	Description
11,414,219 (16/773,880)	10/23/2040	Space Mission Energy Management Architecture	A solar-powered propulsion system with a solar concentrator attached to a pivot, capable of powering at least two different thrusters operating according to different propulsion techniques.
10,910,198 (16/773,908)	1/27/2040	Spacecraft Propulsion Devices and Systems with Microwave Excitation	An MET thruster with a rotatable structure that imparts angular momentum to the injected propellant in the cavity, thereby creating a rotating circumferential flow.
11,585,331 (17/163,049)	5/11/2040	Pierced Waveguide Thruster	An MET thruster with a waveguide for supplying microwave energy to the propellant chamber.

U.S. Patent No. (Application No.)	Expiration Date	Title	Description
11,527,387 (17/163,537)	6/1/2040	Spacecraft Propulsion Devices and Systems with Microwave Excitation	A multi-mode thruster system with both MET and chemical propulsion modes of operation.
11,352,150 (16/773,920)	1/27/2040	Spacecraft Structure Configured to Store Frozen Propellant	A spacecraft arrangement in which propellant can be stored in a solid (e.g., frozen) state to provide the spacecraft with greater structural strength.
11,958,636 (17/735,357)	1/27/2040	Dynamically Adjusted Alignment Between Payload and Spacecraft	Dynamic adjustment of payload position on the spacecraft to control pitch and yaw during thrusting events.
11,381,310 (16/951,191)	11/18/2040	Combined Communication and Ranging Functionality on a Spacecraft	A multi-beam laser module that concurrently supports both ground communication and ranging operations.
11,936,335 (17/390,790)	7/30/2041	Rollable Tape Spring Solar Array	A rollable solar array panel with a spacer layer and drive mechanism that facilitates uncoiling.
n/a (18/508,738)	n/a	Systems and Methods for Maintenance of a Spacecraft Constellation	A spacecraft constellation maintenance system in which a member of the constellation removes other (e.g., malfunctioning) spacecraft of the constellation from the constellation orbit.
EP Patent No. 3938653 (20735251.9)	3/12/2040	Spacecraft Propulsion Devices and Systems with Microwave Excitation
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

Federal Communications Commission

The regulations, policies, and guidance issued by the Federal Communications Commission (the “FCC”) apply to the operation of our satellites and vehicles. When we communicate with our satellites and vehicles using any part of the electromagnetic spectrum, we are operating a space station to which FCC regulations apply. Operators of regulated space stations are required to hold and maintain compliance with proper licenses, and the specific conditions thereof throughout the duration of any given mission. Operators may also seek licenses in other jurisdictions in accordance with multilateral agreements governing the use of the spectrum, and such licenses would generally be accorded equal treatment by the United States. For our initial flight in May 2022 the FCC granted us a Special Temporary Authorization (“STA”), which was modified and extended for five 30-day periods at our request. Following the enactment of a new set of FCC licensing guidelines for small satellites and related systems that applied to Momentus spacecraft, we applied for and in November 2022 were granted an FCC license for the Vigoride 5 mission. We applied for and in February 2023 were granted an FCC license for the Vigoride 6 mission. Momentus applied for an FCC license for the Vigoride 7 mission planned for the first half of 2026, which was granted by the FCC on January 30, 2026. The FCC continues to consider additional rules which, among other things, could change the operational, technical, and financial requirements for Momentus operations. If these proposed rules become final, they could change system design and financial costs in order to comply with or secure new Momentus spectrum licensure.

National Oceanic and Atmospheric Administration

Momentus transport vehicles will operate with space-qualified photographic equipment installed. While primarily intended to function as mission assurance tools, these cameras will be capable of capturing incidental Earth imagery while in orbit. As such, we believed these cameras to be subject to the licensing requirements and regulations of the National Oceanic and Atmosphere Administration’s (“NOAA”) Commercial Report Sensing Regulatory Affairs (“CRSRA”) office. Until February 2023 we held a license grant from CRSRA authorizing the first ten Vigoride missions. As a consequence of a NOAA interpretation of the licensing regulations and at the suggestion of NOAA, we surrendered that license in February 2023. For the Vigoride 7 mission planned for the first half of 2026, Momentus requested a license associated with a RPO that is expected to occur during this mission. On February 13, 2026, NOAA issued a temporary license. Momentus plans to complete additional submissions to NOAA as part of the licensing process with the aim of obtaining a permanent license prior to the RPO Demonstration. For future missions we will apply for any required NOAA authorizations on a case-by-case basis.

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

International Traffic in Arms Regulations and Export Controls

Our orbital infrastructure business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations (the “ITAR”) of the U.S. Department of State, and the Export Administration Regulations (the “EAR”) of the Bureau of Industry and Security of the U.S. Department of Commerce. The ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.

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

Human Capital

People are our most important asset. Since its inception, Momentus has sought to recruit creative, positive people with a diverse set of business capabilities to play an integral role in building our company. As we move into the next stage of our evolution, we are focused on optimizing the human capital resources we have available and are building the infrastructure necessary to support our workforce and promote communication, respect, and diversity among our team. Our Human Resources and Talent Acquisition department continues to actively recruit new talent. Many of our employees bring significant experience from prior positions working for leading defense primes, satellite manufacturers, other commercial and military aerospace companies, and government agencies. As of March 15, 2026, the Company had 35 employees.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file or furnish reports, proxy statements, and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and any amendments to those reports, also are available free of charge on the investors section of our website at www.momentus.space when such reports are available on the SEC’s website. Further corporate governance information, including our Amended and Restated Certificate of Incorporation, as amended, Amended and Restated Bylaws, as amended, Governance Guidelines, Board committee charters, and Code of Business Conduct and Ethics, also is available on the investors section of our website.

The contents of the websites referred to above are not incorporated into this filing or in any other report or document we file with the SEC, and any references to these websites are intended to be inactive textual references only.

ITEM 1A. Risk Factors
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects also could be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors include potential harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Unless the context otherwise requires, all references to the “Company,” “we,” “us,” or “our” refer to Momentus and its subsidiaries.
Risks Related to the Business and Industry of Momentus
We will require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms, or at all.
Momentus had cash and cash equivalents of $12.8 million as of December 31, 2025. We need to raise additional capital to continue our operations and execute on our business plan. Our ability to raise additional capital is subject to a number of risks and uncertainties outside of our control, and there can be no assurance that we will be successful at raising capital when we need it, on acceptable terms, or at all.
To raise additional funding, we may need to sell equity or debt securities in one or more transactions at prices and on terms that are determined from time to time. As an incentive to investors, we may also issue warrants, including pre-funded warrants, as part of these transactions. Our current stockholders will be diluted by the issuance of equity securities or securities convertible into equity securities in connection with these transactions, and the terms of any such transactions may not be favorable to the Company. Any debt financing, if available, may also involve restrictive covenants that could reduce our operational flexibility or profitability.
If we cannot raise funds on acceptable terms, or at all, we may not be able to grow our business, respond to competitive pressures or continue our operations.
We have incurred significant losses in the past, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.
We incurred net losses of $30.5 million and $34.9 million for the years ended December 31, 2025 and 2024, respectively. There is a risk that we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses, or any future negative cash flow or losses resulting from the operation of our business, could have a material adverse effect on our business, financial condition, and results of operations.
We may not be able to continue as a going concern.
The accompanying financial statements have been prepared on a going concern basis of accounting which assumes that we will continue as a going concern, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations.
Management has concluded that its mitigation plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these consolidated financial statements are issued. See Note 1, Nature of Operations, for a discussion of management’s mitigation plans.
If management is unable to implement its mitigation plans or otherwise find sources of additional funding, the Company may not be able to continue as a going concern.

We have delivered customer satellites and payloads into orbit using our service vehicles since 2022, however setbacks experienced during our future missions could have a material adverse effect on our business, financial condition, and results of operation and could harm our reputation.
The success of our business depends on our ability to successfully and regularly deliver customer satellites and payloads to custom orbits. Our initial mission, Vigoride 3, in May 2022 was a hybrid commercial-demonstration mission on which our vehicle was scheduled to deliver paying customers’ satellites into orbit for the first time. We used a third-party deployer from a partner company to place our first customer satellite in orbit. Our Vigoride 3 spacecraft reached low-Earth orbit and was able to deploy two out of nine customer satellites, but certain anomalies relating primarily to its power systems limited our ability to communicate with and control the vehicle. After that time, the Vigoride 3 deployed five additional customer satellites, but we have been unable to confirm the deployment of the remaining two customer satellites. These issues also prevented Vigoride 3 from performing orbit change maneuvers and technology demonstrations that were part of our program to validate our technology in space and to demonstrate end-to-end in-space transfer and service operations.
We used the Vigoride 5 and Vigoride 6 missions to conduct on-orbit functional testing for the MET and other system elements which were used to assess the performance of the individual components and our overall system. Like the ground test campaigns we conduct, on-orbit tests are designed to address key requirements for thrust, specific impulse, firing duration, lifetime and other performance parameters which help Momentus determine whether the MET and other system elements are performing in accordance with our expectations. Doing so repeatedly, both on the ground and on orbit, enabled Momentus to mature the MET to Technology Readiness Level 9, the highest level.
There are inherent risks involved in the initial use of hardware and complex systems in space given the difficulties of replicating all aspects of the environment and stresses that the system will experience in space during ground-based testing in simulated environments.
While we conducted analysis of the root causes of all anomalies experienced during the three missions, there can be no assurance that we will not experience operational or process failures and other problems on future missions. Any failures, delays, or setbacks, including anomalies experienced in our current or future mission, could harm our reputation and have a material adverse effect on our business, financial condition, and results.
Our business is subject to the policies, priorities, regulations, mandates and funding levels of governmental entities and may be negatively or positively impacted by any change thereto.
We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our orbital service vehicles, employment and labor, health care, tax, data privacy of the personal information we collect and process and data security of the operational and information technology we use, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state, and local levels frequently change and are often interpreted in different ways, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. While we monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, we cannot guarantee that these measures will be satisfactory to regulators or other third parties, such as our customers. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows, and financial condition.
Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations, and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations, or permits, which would prevent us from operating our business. For example, the operation and launch of our spacecraft in the United States require licenses and permits from the FCC, the FAA, the NOAA, as well as review by other agencies of the U.S. government, including the U.S. Department of Defense, U.S. Department of State, and NASA. Such license approvals may include an interagency review of safety, operational, national security, foreign policy implications, and international obligations, as well as a review of foreign ownership. Any delays in regulatory actions allowing us to conduct our commercial space operations could adversely affect our ability to operate our business and our financial results.
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
We are dependent on the successful development of our satellite and related technology.
Our current primary research and development objectives focus on the development of satellites, satellite buses, related satellite technologies such as solar arrays and our existing and future OSVs and related technology. If we do not complete development of these vehicles in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development of our vehicles and related technology involves many uncertainties, some of which are beyond our control, including, but not limited to:
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
The markets in which we operate are characterized by changing technology and evolving industry standards, and we may not be successful in identifying and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers’ requirements, sales may suffer, and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition and results of operations could be materially and adversely affected.
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
We have been focused on developing satellite technology and space transportation, communication, and infrastructure services since 2017. While we have operated since 2017, we have limited operating history in developing and commercializing these technologies and services, particularly at scale. This limited operating history makes it difficult to evaluate Momentus’ future prospects and the risks and challenges we may encounter. Momentus faces now and expects to face in the future risks and challenges related to our ability to:
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
If Momentus fails to address the risks and challenges that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because Momentus has limited historical financial data and operates in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. Momentus has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by companies with limited operating histories in rapidly changing industries. If Momentus’ assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
The market for spaceflight and in-space infrastructure services has not been established with precision, is still emerging and may not achieve the growth potential we expect.
The markets for satellite buses, orbital service vehicles and related in-space infrastructure services are emerging, difficult to quantify and subject to significant uncertainty. Our growth depends in part on the expansion of customer demand for these products and services, which may develop more slowly than we expect or not at all. Market adoption depends on factors beyond our control, including launch availability and cost, mission success, customer acceptance, government budgets and procurement activity, regulatory developments and the overall growth of the commercial space economy. In addition, customers may delay or reduce purchases while evaluating competing technologies, providers and business models, particularly with respect to orbital service vehicles and other newer in-space capabilities. If these markets fail to develop as we expect, our business, prospects, results of operations and financial condition could be materially adversely affected.
We may not be able to convert our customer contracts into revenue.
Our customer contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is typically due at the time the contract is signed. In certain situations, Momentus may decide to refund customer deposits, even though it is not contractually required, to maintain goodwill with customers.

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
The cyclical nature of the space industry could negatively impact our ability to accurately forecast customer demand. We may not be able to achieve or maintain adequate gross margins or profits in these markets.
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
Although there have been and will continue to be technological advances in spaceflight, it is still an activity with inherent risk. Explosions and other accidents on launch or during flight have occurred and will likely occur in the future. If such incidents should occur, we will likely experience a total loss of our vehicle and our customers’ payloads. The total or partial loss of one or more vehicles or customer payloads could have a material adverse effect on our results of operations and financial condition. For some missions, we can elect to buy launch insurance, which can reduce our monetary losses from the launch failure, but it may not cover all losses associated with launch failure and possible further losses incurred from the inability to test our technology from the result of such failure.
Depending on the circumstances and market conditions, launch insurance may be extremely expensive, and we cannot assure you that we will be able to acquire it on favorable terms, or at all.
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
We have insured against liability to third parties from launch activities as required by law to the extent that insurance was available on acceptable premiums and other terms. The insurance coverage for third-party damages may not be sufficient to cover the liability. In addition, this insurance will not protect us against our own losses, including to our launch support operations, complex, and satellites.
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
Delays in the manufacturing of satellites, launch delays, damage, or destruction during pre-launch operations, launch failures or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite. Any significant delay in the commencement of service of a satellite would delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Any launch delay, launch failure, underperformance, delay, or perceived delay could have a material adverse effect on our results of operations, business prospects, and financial condition.
If our spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition, and results of operations.
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
In recent years, the number of satellites deployed to low-Earth orbits has increased, and publicly announced plans call for many thousands of additional satellite deployments over the next decade. The proliferation of these low-Earth orbit constellations could materially increase the risks of potential collision with space debris or another spacecraft and affect our ability to effectively access sufficient orbital slots to support the expected growth across our business.

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
The space transportation industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitors in delivering small satellites into a specific orbit are small launch vehicle providers such as Firefly and Rocket Lab, as well as orbital transfer and service vehicle providers such as D-Orbit, Exotrail, Impulse Space, Launcher, and Quantum Space. Some companies, such as Rocket Lab and Firefly Aerospace, are developing both small launch vehicles and transfer vehicles.
A number of significant competitors produce satellites, buses, and related technologies in the same class as those offered by Momentus. Significant competitors for satellites, buses, and related technologies include York Space, Terran Orbital, Raytheon Blue Canyon, and Airbus. Many of our current and potential competitors are larger and may have substantially greater resources than we have or may expect to have in the future. They may also be able to devote greater resources to the development of their current and future technologies or the promotion of their offerings or offer lower prices. Our current and potential competitors may also establish cooperative or strategic relationships among themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from more permissive regulatory requirements in, or other protective measures by, its home country.
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
Our success depends, in significant part, on our ability to protect our intellectual property rights, including our water-based propulsion technology and certain other methodologies, practices, tools, technologies, and technical expertise we utilize in designing, developing, implementing, and maintaining applications and processes used in our vehicles and related technologies. To date, we have relied primarily on trade secrets and other intellectual property laws, non-disclosure agreements with our employees, consultants and other relevant persons and other measures to protect our intellectual property and intend to continue to rely on these and other means. We also try to protect our intellectual property by filing patent applications related to our technology, inventions and improvements that are important to the development of our business. The steps we take to protect our intellectual property may be inadequate.
As of December 31, 2025, we have eight issued patents, four non-U.S. issued patents, and one patent application across U.S., European, and Patent Cooperation Treaty (“PCT”) patent systems. Our pending patent applications may not result in patents being issued, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. Momentus cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application to the same subject matter as Momentus, Momentus may not be entitled to the protection sought by the patent application. Momentus also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. As a result, Momentus cannot be certain that the patent applications that it files will be issued. Further, the scope of protection of issued patent claims is often difficult to determine.
Patents, if issued, may be challenged, invalidated, or circumvented. If our patents are invalidated or found to be unenforceable, we will lose the ability to exclude others from making, using or selling the inventions claimed. Moreover, an issued patent does not guarantee us the right to use the patented technology or commercialize a product using that technology. Third parties may have blocking patents that could be used to prevent us from developing our product. Thus, patents that we may own in the future may not allow us to exploit the rights conferred by our intellectual property protection. Even if issued, they may not be issued with claims sufficiently broad to protect our technologies or may not provide us with a competitive advantage against competitors with similar technologies. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Momentus’ competitors may also design around Momentus’ issued patents, which may adversely affect Momentus’ business, prospects, financial condition, and operating results.
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
Our success depends in part upon successful prosecution, maintenance, enforcement and protection of our owned intellectual property. To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our technology, as well as any costly litigation or diversion of our management’s attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. The results of intellectual property litigation are difficult to predict and may require us to stop using certain technologies or offering certain services or may result in significant damage awards or settlement costs. There is no guarantee that any action to defend, maintain or enforce our owned or licensed intellectual property rights will be successful, and an adverse result in any such proceeding could have a material adverse impact on our business, financial condition, operating results, and prospects.
In addition, we may from time-to-time face allegations that we are infringing, misappropriating, or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the validity of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, contracts, financial condition, operating results, liquidity, and prospects.
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
Changes in laws, regulations, political leadership and environment, and/or security risks may dramatically affect our ability to obtain any required regulatory approvals and conduct or continue to conduct business in international markets, including sales to customers and purchases from suppliers outside the United States. We may also be impacted by U.S. and foreign national policies and priorities, political decisions and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical uncertainties, world events, bilateral and multi-lateral relationships and economic and political factors, and any of which could impact our operations and/or export authorizations, impair our ability to obtain any required regulatory approvals or delay purchasing decisions or payments and the provision of supplies, goods and services including, without limitation, in connection with any government programs. Global economic conditions and fluctuations in foreign currency exchange rates and tariffs could further impact our business. For example, the tightening of credit in financial markets outside of the United States could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments. In particular, the imposition (or threatened imposition) of tariffs by the U.S. government and countermeasures that were, and may be taken, in response thereto could materially adversely impact global economic and political conditions, and disrupt the business of our customers and suppliers, and thereby harm our business.
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
•unexpected weather patterns, natural disasters, or other events that force a cancellation or rescheduling of launches;
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
As of December 31, 2025, Momentus had $259.6 million of U.S. federal and $103.4 million of state net operating loss carryforwards available to reduce future taxable income. The U.S. federal operating loss carryforwards incurred after 2017 will be carried forward indefinitely for U.S. federal tax purposes. While these federal net operating losses (“NOLs”) can be carried forward indefinitely, California net operating losses begin to expire in the year ending December 31, 2037. It is possible that Momentus will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code (the “U.S. Tax Code”), respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Momentus has not yet undertaken an analysis of whether the Business Combination constitutes an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code.
We may in the future be subject to substantial litigation, regulatory actions, government investigations, proceedings, and similar actions that could cause us to incur significant legal expenses and which could have a material adverse effect on our business, operating results, or financial condition.
We may in the future be subject to substantial litigation, regulatory actions, government investigations, proceedings, and similar actions including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, whistleblower, environmental, tax, accounting, class action, and product liability, as well as trade, regulatory, and other claims related to our business and our industry. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results, or financial condition.
Securities class actions, shareholder derivative actions, and other future litigation matters may be time‑consuming, divert management’s attention and resources, cause the Company to incur significant defense and settlement costs or liability, even if we believe the claims asserted against us are without merit. We intend to vigorously defend against all such claims. While a certain amount of insurance coverage is available for expenses or losses associated with current or future lawsuits, this coverage may not be sufficient. Determining reserves for any litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. Based on information currently available, we are unable to estimate reasonably a possible loss or range of possible losses, if any, with regard to the current securities class actions, shareholder derivative actions and other lawsuits; therefore, no litigation reserve has been recorded in our consolidated balance sheet. Although we plan to defend against the securities class actions, shareholder derivative actions and other lawsuits vigorously, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our business, operating results, or financial condition.
Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts, and political events could disrupt our business and vehicle launch schedules.
The occurrence of one or more natural disasters such as fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events where our facilities or the launch facilities our transport partners use are located, or where our third-party suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage our facilities, the launch facilities we use or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for launches to occur as planned, resulting in additional expense to reschedule, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession or depression in the United States or abroad. To the extent these events also impact one or more of our suppliers or result in the closure of any of their facilities or our facilities, we may be unable to maintain launch schedules or fulfill our other contracts.
Our restructurings and associated organizational changes may not adequately reduce our expenses, may lead to additional workforce attrition, and may cause operational disruptions.
We have experienced workforce attrition in various functions across our business. Our efforts to operate our operations with a limited workforce may not be successful in preventing disruption to our business. A limited workforce, and any further reductions, as well as the perceptions of our vendors, customers, potential customers, and investors regarding these actions, could adversely affect our ability to operate the business and achieve business objectives, which could consequently materially adversely affect our business, financial condition, results of operations, and share price. Further loss of one or more of our key employees, additional loss of multiple employees in particular functions, and/or our inability to attract replacement or additional qualified personnel could substantially impair our ability to operate our business and implement our business plan.
The pursuit of additional capital and other strategic alternatives will consume a substantial portion of the time and attention of our management and require additional capital resources which may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.
We are not able to predict with certainty the amount of time and resources necessary to successfully identify, pursue and execute any strategic alternative or to obtain additional financing. The diversion of management’s attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. The additional expense we accrue in connection with our review of strategic alternatives and pursuit of additional capital may materially adversely impact our financial condition and partially offset the value of any strategic plan we may pursue or additional financing we may be able to obtain. In addition, doubts about our ability to continue as a going concern could impact our relationships with customers, vendors and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business and could impair our ability to execute our strategy and implement our business objectives, thereby having a material adverse effect on our business, financial condition, and results of operations.
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
We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our space transport operations, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations, and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows, and financial condition.
Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirement under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay or the denial, suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches and the operation of our space transport system in the United States require licenses and permits from the FCC and review by other agencies of the U.S. government, including the FAA, the U.S. Department of Defense, and NASA.
License or operational approval can include an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. The FAA denial of Vigoride-1 payload review unrelated to a launch license was the result of national security concerns related to foreign ownership and control that arose during an interagency review. Future denials of similar licenses or operational approvals may occur and could have a material adverse effect on our operations, sales, profitability, cash flows and overall financial condition. In addition, failure of Momentus or its officers to comply with governmental orders or agreements may expose Momentus and its officers to liability or penalties.
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
Momentus and its customers and suppliers could be materially impacted by disruptions in U.S. government operations and funding.
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
Current U.S. government policy enables the U.S. government’s use of commercial data, space infrastructure, and mission providers to support U.S. national security objectives. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial data and space infrastructure / mission providers to meet U.S. government service and space infrastructure/mission needs, or any material delay or cancellation of planned U.S. government programs could materially adversely affect our revenue and our ability to achieve our growth objectives.
Contracts with the U.S. government subject us to risks including early termination, audits, investigations, sanctions, and penalties.
We derive revenue from existing contracts with the U.S. government, and we may enter into additional contracts with the U.S. government in the future, which subject our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
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
We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the European Economic Area (the “EEA”), and elsewhere may increase our compliance costs and legal liability.
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
Risks Related to Ownership of our Class A Common Stock
If we fail to comply with the continued listing requirements of Nasdaq we face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.
On September 24, 2024, the Company received a letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was subject to delisting for failure to satisfy Nasdaq’s requirements for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Company also had received deficiency letters on May 23, 2024, and August 21, 2024, respectively, from the Staff notifying the Company that the Company had not filed its Quarterly Reports on Form 10-Q for the periods ending March 31, 2024, and June 30, 2024, respectively, as required for continued listing on the Nasdaq under Nasdaq Listing Rule 5250(c)(1) (the “Periodic Reporting Requirement”). Pursuant to Nasdaq Listing Rule 5810(d)(2), the failures to comply with the Periodic Reporting Requirement individually became additional and separate bases for delisting.
On October 15, 2024, the Company filed its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, and June 30, 2024, resolving the deficiencies related to the Periodic Reporting Requirement. On October 17, 2024, the Company received further notice from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with the requirements of Nasdaq Listing Rule 5550(b) as a result of not having a minimum of $2.5 million in stockholders’ equity for continued listing as of June 30, 2024, a market value of listed securities of at least $35.0 million, or net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years (the “Equity Rule”).

As permitted by Nasdaq rules, the Company timely requested a hearing before a Nasdaq Hearing Panel to appeal Nasdaq’s delisting determination. The Company requested and received a stay of the suspension of trading and delisting of the Company’s Class A common stock pending the conclusion of the hearing process, which allowed the Company’s Class A common stock to remain listed on Nasdaq at least until the Panel renders a decision following the hearing. The hearing before the Panel was held on November 14, 2024, at which the Company requested a suspension of delisting pending its return to compliance.
The Company called a special meeting of stockholders on December 2, 2024, to approve a reverse stock split to regain compliance with Nasdaq rules. On December 12, 2024, the Company effected a 1-for-14 reverse stock split, and on December 27, 2024, the Company’s Class A common stock closed above the minimum bid price for ten consecutive trading days as required to regain compliance with the Minimum Bid Price Requirement.
On January 13, 2025, the Company received a letter issued by the Panel granting the Company’s request to continue its listing on Nasdaq until April 15, 2025, while the Company executed its plan to regain compliance with the requirements of the Equity Rule.
As disclosed in the Company’s Current Report on Form 8-K filed on April 14, 2025, on April 12, 2025, the Company entered into the Master Services Agreement (the “MSA”) with Velo3D, Inc. (“VLD”), pursuant to which VLD will provide services to design and produce components and systems that will be utilized by the Company or its customers in its spacecraft, systems, and components. In exchange for the services, the Company issued an aggregate of 26,749 shares of the Company’s Class A common stock and 673,408 shares of non-voting Series A Convertible Preferred Stock.
On June 24, 2025, the Company announced that it had received a letter from Nasdaq providing written confirmation that the Company has regained compliance with Nasdaq’s rules. Nasdaq has indicated that if the Company’s stockholder’s equity as of June 30, 2025, included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, does not show a stockholder’s equity of at least $2.5 million, then the Company may again be subject to delisting from Nasdaq. In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 19, 2025, the Company reported a stockholders’ deficit of approximately $10.0 million.
The MSA with VLD provided for the cancellation of shares of the Company’s capital stock held by VLD in certain circumstances upon expiration or termination. On August 14, 2025, the Company irrevocably waived its right under the MSA to cancel such shares upon expiration or termination of the MSA.
In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 20, 2025, the Company reported a stockholders’ deficit of approximately $0.7 million.
In order to maintain compliance with the Minimum Bid Price Requirement, the Company effected a reverse stock split of the Company’s Class A common stock at a ratio of 1-for-17.85, which went into effect at 5:00 p.m. Eastern Time on December 17, 2025, and on January 2, 2026, the Company’s Class A common stock closed above the minimum bid price for ten consecutive trading days as required to regain compliance with the Minimum Bid Price Requirement.
There can be no assurance that the Company will be able to maintain compliance with the Equity Rule, the Minimum Bid Price Requirement, the Periodic Reporting Requirement, or other applicable Nasdaq listing rules, that the Company will be able to successfully implement a reverse stock split if it decides to pursue one, that the Panel will grant any future request from the Company for a suspension of delisting on Nasdaq, or that the Company’s appeal of a delisting determination will be successful. Additionally, if we fail to meet the Minimum Bid Price Requirement, we are not eligible for a 180-day cure period from Nasdaq to regain compliance with such requirement because we have conducted a reverse stock split in the past year and thus we would be immediately delisted.
If at the time of filing of the Company’s next periodic financial statements the Company does not evidence compliance with the Equity Rule, the Company may again be subject to delisting from Nasdaq. If the Company’s Class A common stock loses its listing on the Nasdaq Capital Market, the Company’s Class A common stock would likely trade in the over-the-counter market. If the Company’s Class A common stock were to trade on the over-the-counter market, selling the Company’s Class A common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event the Company’s Class A common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in the Company’s Class A common stock, further limiting the liquidity of such shares. A determination that the Company’s Class A common stock is a “penny stock” would require brokers trading in the Company’s Class A common stock to adhere to even more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s Class A common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for the Company’s Class A common stock. Such delisting from the Nasdaq Capital Market and continued or further declines in the price of shares of the Company’s Class A common stock could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.
Our outstanding warrants could dilute stockholders, depress our stock price, reduce proceeds available to holders of our Class A common stock in a change of control, and impede a potential acquisition of the Company.
As of March 27, 2026, we had outstanding 2,096,947 warrants to purchase of our Class A common stock, held by a variety of third parties. The exercise prices of these warrants range from $4.38 per share to $143,692.50 per share. If a substantial portion of these warrants are exercised, we would be required to issue a material number of shares of our Class A common stock, which would dilute the ownership interests of our existing stockholders. Any such dilution could be substantial, particularly if the exercise prices of the warrants are below the then-current trading price of our Class A common stock.
In addition, the existence of these outstanding warrants, and the potential issuance of shares upon their exercise, may create a circumstance commonly referred to as a “warrant overhang.” Market participants may anticipate that warrant holders will seek to realize value by exercising warrants and selling the underlying shares (or by engaging in other transactions involving our securities). As a result, the market price of our Class A common stock could be adversely affected by actual sales of shares issued upon exercise of warrants, by the perception that such sales may occur, or by the increased number of shares that could become available for future sale. These dynamics could cause the trading price of our Class A common stock to decline, increase volatility, and make it more difficult for us and our stockholders to sell equity securities at a time and price deemed appropriate.
Our warrants also include change of control protections that could significantly reduce the proceeds otherwise available to holders of our Class A common stock and may discourage or impede a transaction. Most, if not all, of our outstanding warrants provide that, upon the occurrence of certain change of control or similar fundamental transactions, the warrant holders may be entitled to receive consideration based on the Black-Scholes value of the warrants (or an economically similar make-whole amount), which may be payable in cash, shares, or a combination thereof, depending on the terms of the applicable warrant and the structure of the transaction. Because the Black-Scholes value of a warrant reflects, among other things, the market price and volatility of our Class A common stock, the remaining term of the warrant, and prevailing interest rates, the aggregate amount payable or issuable to warrant holders in connection with a change of control could be material. If the make-whole is settled in shares, it could substantially increase the number of shares issued in connection with the transaction; if settled in cash (or a mix of cash and shares), it could materially reduce the cash proceeds available for distribution to holders of our Class A common stock. In either case, these provisions could operate as an additional cost of an acquisition and may deter, delay, or prevent a change of control transaction that might otherwise be beneficial to our stockholders, including by reducing the amount an acquiror is willing to pay, complicating transaction economics, or making a transaction less attractive relative to other opportunities.
Further, the warrant overhang and change of control protections may impair our ability to raise additional capital through equity or equity-linked financings. Potential investors may discount the price they are willing to pay for our securities due to the risk of dilution from warrant exercises and the possibility that warrant make-whole obligations could divert value in a strategic transaction. If we are unable to access capital on acceptable terms, our ability to fund operations, pursue strategic initiatives, and satisfy our obligations could be materially adversely affected.
We have pursued warrant inducement transactions in the past and may pursue additional transactions in the future, which could increase dilution and may not achieve the intended results. From time to time, we have entered into transactions intended to encourage warrant holders to exercise, exchange, amend, or otherwise restructure their warrants (including “warrant inducement” transactions). These transactions have involved, and any future transactions may involve, the issuance of additional warrants to purchase shares of Class A common stock and/or other securities (including at a discount to prevailing market prices), the modification of existing warrant terms (including exercise price reductions or other economic concessions), or other consideration. As a result, warrant inducement transactions increase our warrant overhang and can be dilutive to existing stockholders. Moreover, such transactions may not improve our stock price, may not be available on terms acceptable to us (or at all), and may be undertaken at times when the market for our securities is volatile or when we have limited negotiating leverage. Even if completed, these transactions may not prevent future dilution, may not meaningfully reduce the economic impact of the warrant change of control provisions, and could be viewed negatively by the market, any of which could adversely affect the trading price of our Class A common stock.

Accordingly, our outstanding warrants and related provisions could materially and adversely affect the trading price of our common stock, the value received by holders of our Class A common stock in a change of control transaction, our ability to raise additional capital, and the likelihood, timing, and terms of a potential acquisition of the Company.
Our outstanding convertible notes, and a potential additional investment under an existing note facility, may result in significant dilution to our stockholders and could adversely affect the market price of our Class A common stock.
We have outstanding convertible notes that may be converted into shares of our Class A common stock, which could result in substantial dilution to existing stockholders. As of December 31, 2025, approximately $1.6 million principal amount of convertible notes were outstanding and convertible at an approximate conversion price of $19.92 per share. The investor also has the right, at its option, to purchase up to an additional $4.0 million of convertible notes on substantially the same terms, which would increase the amount of debt potentially convertible into shares of our Class A common stock. In addition, any such additional investment would include 100% warrant coverage, which would further increase the number of shares issuable and result in further dilution.
In addition, as of December 31, 2025, we had approximately $2.4 million principal amount of convertible notes that are convertible into shares of our Class A common stock at the lower of (i) $19.81 per share and (ii) a 10% discount to the closing price of the Class A common stock, as reported on Nasdaq, on the trading day preceding the holder’s election to convert, but in no event lower than $3.57 per share. Because the conversion price for these notes may be based on a discount to market prices, the number of shares issuable upon conversion may increase significantly if the market price of our Class A common stock declines, and conversions could place additional downward pressure on our stock price. The closing price of our Class A common stock on December 31, 2025 was $4.87, meaning that these convertible notes may convert at or near the $3.57 per share floor. We anticipate that the holder may convert some or all of these notes prior to May 1, 2026, which could result in the issuance of a significant number of shares, materially dilute existing stockholders, and adversely affect the trading price and volatility of our Class A common stock.
Furthermore, as of December 31, 2025, approximately $0.5 million principal amount of convertible notes were outstanding and convertible at an approximate conversion price of $29.81 per share.
An active trading market for our Class A common stock may never develop or be sustained.
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
If securities and industry analysts do not publish research or reports, or publish inaccurate or unfavorable research or reports, about our business or our market, our stock price and trading volume could decline.
The trading market for our Class A common stock and warrants will depend, in part, on the research and reports that securities and industry analysts publish about us, our business and our market. No securities analysts have published research on our stock in the last 12 months. If analysts do not publish research on our stock in the future, then our stock price and trading volume could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock, publish inaccurate or unfavorable research about our business or our market, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our Class A common stock.
Certain provisions of our Second Amended and Restated Certificate of Incorporation, as amended, as well as our Amended and Restated Bylaws, as amended, may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. These provisions provide for, among other things:
•a classified Board of Directors whose members serve staggered three-year terms;
•the authorization of “blank check” preferred stock, which could be issued by the Board of Directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our Class A common stock;
•a limitation on the ability of, and providing indemnification to, our directors and officers;
•a requirement that special meetings of our stockholders can be called only by our Board of Directors acting by a written resolution by a majority of the directors then in office, the Chairperson of the Board of Directors, our Chief Executive Officer, or our Lead Independent Director;
•a requirement of advance notice of stockholder proposals for business to be conducted at meetings stockholders and for nominations of candidates for election to the Board of Directors;
•a requirement that our directors may be removed only for cause and by a two-thirds (2/3) vote of the stockholders;
•a prohibition on stockholder action by written consent;
•a requirement that vacancies on our Board of Directors may be filled only by a majority of Directors then in office or by a sole remaining Director (subject to limited exceptions), even though less than a quorum; and
•a requirement of the approval of the Board of Directors or the holders of at least two-thirds of our outstanding shares of capital stock to amend our Amended and Restated Bylaws, as amended, and certain provisions of our charter.
In addition, we have not opted out of the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
These provisions may frustrate or prevent any attempts by stockholders to replace or remove the Company’s management by making it more difficult for stockholders to replace members of the Board of Directors, which is responsible for appointing the members of our management. In addition, institutional stockholder representative groups, stockholder activists, and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional stockholder representative groups, but we will make decisions based on what our Board and management believe to be in the best long-term interests of the Company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our Board members if they disagree with our positions.
These and other provisions in our charter and Amended and Restated Bylaws, as amended, and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of Class A common stock and result in the market price of Class A common stock being lower than it would be without these provisions.
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

•any action or proceeding asserting a claim of breach of a fiduciary duty owed by or any wrongdoing by any current or former director, officer, employee, or agent of the Company or any stockholder to the Company or to stockholders;
•any action or proceeding asserting a claim against us or any current or former director, officer, or other employee or any stockholder in such stockholder’s capacity as such arising out of or pursuant to any provision of the DGCL, our Second Amended and Restated Certificate of Incorporation, as amended, or our Amended and Restated Bylaws, as amended;
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
Sales of Class A common stock under our “at-the-market” (“ATM”) program and our equity line of credit (“ELOC”) could result in substantial dilution to stockholders, depress the market price of our Class A common stock, and may not provide adequate funding when needed.
We adopted an ATM program in September 2025. From the adoption of the ATM until December 31, 2025, we issued 757,193 shares under this program to raise approximately $13.6 million. In September 2025, we entered into an ELOC with an investor. As of December 31, 2025, we have not issued any shares under the ELOC but we anticipate utilizing the ELOC in the future. The sale of shares under these arrangements could dilute existing stockholders, depress the market price of our Class A common stock, increase volatility, and reduce our ability to raise capital on favorable terms.
In addition, we might sell shares under our ELOC to raise capital in the future. Under the ELOC, we have the right to sell shares of our Class A common stock to raise up to $50.0 million of potential proceeds, subject to the satisfaction of customary conditions. Under the ELOC, when we deliver a put notice, the purchase price for shares sold to the counterparty is calculated at a 6% discount to the lowest volume-weighted average price (“VWAP”) of our Class A common stock during the three trading-day period beginning on the date we submit the put notice. We are also required to pay a fee to our investment bank in connection with transactions under the ELOC. Because the purchase price is tied to market prices during a short measurement period and incorporates a discount, the effective price at which we sell shares could be significantly below the market price at the time these sales are settled.
Sales under the ELOC could adversely affect the market price of our Class A common stock. The counterparty will likely resell shares it purchases under the ELOC into the public market, and such resales could contribute to downward pressure on our stock price. Although the ELOC restricts the counterparty from hedging or short selling in connection with the facility, these restrictions may not prevent declines in the market price of our Class A common stock resulting from dilution from our share issuances, the counterparty’s resales of shares acquired under the ELOC, increased supply of shares in the market generally, or investor perception that we may continue to access the ELOC.
If we are unable to obtain sufficient funding through the ATM or the ELOC, we may be required to seek additional financing, which may not be available on favorable terms, or at all, and could materially and adversely affect our business, financial condition, and results of operations.
Accordingly, our equity financing arrangements, and our use of them, could materially and adversely affect the trading price of our Class A common stock, result in significant dilution to existing stockholders, and limit our ability to finance our operations and strategic objectives.
We need additional capital and any additional capital we seek may not be available in the amount or at the time we need it.
We need to raise funds in the future to execute our business plan. We may seek to raise additional capital to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in our best interests and the interests of our stockholders. Additional capital may be raised through the sale of common or preferred equity or convertible debt securities, entry into debt facilities or other third-party funding arrangements. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our Class A common stock. Agreements entered into in connection with such capital raising activities could contain covenants that would restrict our operations or require us to relinquish certain rights. Additional capital may not be available on reasonable terms, or at all. If we cannot timely raise any needed funds, we may be forced to reduce our operating expenses, which could adversely affect our ability to implement our long-term strategic roadmap and grow our business. Our ability to raise capital through the sale of securities may be limited by our inability to utilize a Registration Statement on Form S-3 to raise capital until November 2026 due to the late filing of our Quarterly Report on Form 10-Q dated November 20, 2025.
The market price of our Class A common stock has been, and may continue to be, volatile, which could reduce the market price of our Class A common stock.
The publicly traded shares of our Class A common stock have experienced, and may experience in the future, significant price and volume fluctuations. During the 12 months ended March 24, 2026, the market price of our Class A common stock has ranged from a high of $43.57 per share to a low of $3.82 per share on a split-adjusted basis. This market volatility could reduce the market price of our Class A common stock without regard to our operating performance. In addition, the trading price of our Class A common stock could change significantly in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting the space transportation industry generally, changes in national or regional economic conditions, changes in securities analysts’ estimates for us or our competitors’ or industry’s future performance or general market conditions, making it more difficult for shares of our Class A common stock to be sold at a favorable price or at all. The market price of our Class A common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.

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
•sales of substantial amounts of Class A common stock by directors, officers, or significant stockholders or the perception that such sales could occur;
•general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics, epidemics, currency fluctuations, and acts of war or terrorism; and
•other risk factors listed under this “Risk Factors” section.
General Risks
Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition, and operating results.
We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate U.S. and international laws and regulations. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition, and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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

In addition, Momentus has experienced shortages of qualified labor in the past and may experience them in the future. Any shortages of qualified labor may have a material adverse effect on Momentus’ business, prospects, financial condition, and operating results.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
We recognize the importance of identifying, assessing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, and violation of data privacy or security laws.
Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy, use of any third-party service providers, and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT controls, governance, risk and compliance reviews.
We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our results of operations and financial condition, under the heading “Data breaches or incidents involving our technology could damage our business, reputation and brand and substantially harm our business and results of operations.” in Item 1A, “Risk Factors” of Part I of this Form 10-K.
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
Governance
Management is responsible for the day-to-day management of risks we face, while our Board of Directors, as a whole and through committees, has responsibility for the oversight of risk management. As required, the full Board reviews our major risk exposures, their potential impact on us, and the steps we take to manage them. Our Chief Security Officer (“CSO”) is responsible for developing, implementing, and maintaining our cybersecurity risk management policies and procedures. The CSO provides regular cybersecurity updates to the Chairperson of the Board. Our Cyber Risk Advisory Committee oversees matters regarding the Company’s Information Technology strategy, priorities, and governance, including cybersecurity threats and risk assessments.

ITEM 2. Properties
Momentus subleases its office space in San Jose, California. Our primary facility is located at 1762 Automation Parkway, San Jose, California 95131. The sublease commenced on December 10, 2025, and runs for approximately 82 months (expiring September 30, 2032). These facilities are utilized by Momentus’ single reporting segment. We believe our current and committed space is sufficient to meet our needs for the foreseeable future.
ITEM 3. Legal Proceedings
From time to time, we may be subject to various claims, lawsuits, and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. However, we do not consider any such claims, lawsuits, or proceedings currently pending, individually or in the aggregate, likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.
See Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for disclosures related to legal proceedings, which disclosures are incorporated herein by reference.
ITEM 4. Mine Safety Disclosures
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock and public warrants to purchase our Class A common stock are traded on the Nasdaq Capital Market under the symbols “MNTS” and “MNTSW”, respectively.
As of March 24, 2026, there were 36 holders of record of our shares of Class A common stock. The actual number of stockholders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of Class A common stock are held in street name by banks, brokers, and other nominees.
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category[1]	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights[2]	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights[3]	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders[4,5]	36,871	633	19,148
Equity compensation plans not approved by security holders[4,5]	8,157	N/A	6,350
Total	45,028	633	25,498
1 - In February 2022, the Company adopted the 2022 Inducement Equity Plan, which was intended to comply with Rule 5635(c)(4) of the Nasdaq listing rules, which provides an exception to the stockholder approval requirement for the issuance of securities pursuant to equity grants to employees of the Company as an inducement material to such individuals entering into employment with the Company. In February 2022 the Company adopted the 2022 Inducement Equity Plan, which was intended to comply with Rule 5635(c)(4) of the Nasdaq Listing Rules, which provides an exception to the stockholder approval requirement for the issuance of securities pursuant to equity grants to employees of the Company as an inducement material to such individuals entering into employment with the Company.
2 - These numbers include shares subject to outstanding awards granted, of which 2,424 shares are subject to outstanding options and 42,604 shares are subject to outstanding RSUs.
3 - The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock or restricted stock units, which have no exercise price. There were no options awarded under plans not approved by security holders.
4 - The Momentus Inc. 2021 Equity Incentive Plan contains an “evergreen” provision pursuant to which the number of shares of Class A common stock reserved for issuance or transfer pursuant to awards under the plan increases on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (A) three percent (3.0%) of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board.
5 - The Momentus Inc. 2021 Employee Stock Purchase Plan contains an “evergreen” provision pursuant to which the number of shares of Class A common stock reserved for issuance or transfer pursuant to awards under the plan increases on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (A) half a percent (0.5%) of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (B) 128 shares.
Dividend Policy
We have no current plans to pay cash dividends on our Class A common stock.

Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities of the Company during the year ended December 31, 2025.
ITEM 6. [Reserved]
Not applicable.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” “Momentus,” “we,” “us,” or “our” refer to Momentus Inc.
The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis should also be read together with our financial information for the year ended and as of December 31, 2025. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” section above and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward‑looking statements.
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
Overview
Momentus offers or plans to offer satellites, satellite buses, satellite technologies and components, including solar arrays, and transportation, communications and infrastructure services for commercial companies and to support the missions of U.S. and friendly governments. Government and commercial satellite operators and space technology companies and organizations are our target commercial customers. Momentus is also seeking business in support of U.S. government missions for departments and agencies like NASA and the U.S Department of Defense.
We provide or plan to provide satellites, satellite buses, satellite technologies and components, including solar arrays, 3D printed propulsion tanks, integration of payload instruments, communication, tracking, and other satellite services, “last mile” satellite transportation, payload-hosting, on‑orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings.
Our transportation service offering focuses on delivering our customers’ satellites to precision orbits. To accomplish this, we partner with leading launch service providers, such as SpaceX, to “ride share” our customers’ satellites from Earth to space on a midsized or large rocket. Customer satellites can also be carried aboard small launch vehicles for dedicated missions. Our OSVs would then provide “last mile” transportation services from the rocket’s drop-off orbit to a custom orbit of the satellite operator’s choosing. We believe this “hub-and-spoke” model has the potential to expand our customers’ deployment options relative to what they would be able to achieve with ride share launch alone, while reducing their costs relative to what they could achieve with a dedicated small launch vehicle. Over time, we plan to begin introducing additional services beyond transportation and hosted payloads.
Our services are made possible by the space industry’s rapid technological developments over the past two decades, driven predominantly by significant decreases in launch costs, as well as the advent of smaller, lower-cost satellites. The convergence of these trends has resulted in substantial growth in the commercial space market, rooted in higher accessibility for companies entering the new space economy that aim to offer communication, sensing, data processing and storage, Earth observation and data collection services, and other satellite services.
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
Beyond transportation, we anticipate that growth of the satellite constellations market may drive demand for our satellites, satellites buses, and technologies like solar arrays, 3D printed propulsion tanks, hosted payload, communication, tracking, and other satellite services, on-orbit satellite refueling, on-orbit inspection, on-orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings, if we are successful in executing on our business plan, including fully developing and validating our technology in space. Satellite constellations have relatively low lifespans and, in our view, will require maintenance, de-orbiting, and other general servicing with higher frequency.
Momentus offers the M-1000 satellite bus to both commercial and U.S. government customers. The market for satellite buses in this class is substantial and growing. The M-1000 satellite bus is based on the Vigoride OSV and has substantial commonality.
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
During the year ended December 31, 2025, the Company recognized $1.1 million of revenue primarily from the completion of performance obligations on engineering services performed for U.S. government and engineering project services.
As of December 31, 2025, the Company had signed contracts with customers and had collected approximately $4.2 million in customer deposits, $0.1 million of which are recorded as non-current contract liabilities in our consolidated balance sheets.
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
Cost of Revenue
Cost of revenue consists primarily of expenses associated with third-party launch costs and direct headcount related to the related engineering work. The costs associated with OSVs are deferred to prepaid cost of revenues and amortized to cost of revenues upon release of payload. The current design and technology allow for a single use of the OSV.
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
As of December 31, 2025, we have expensed all research and development costs associated with developing and building our vehicles.
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
Gain (Loss) on Debt Extinguishment
Gains or losses on extinguishment of debt are recognized for unamortized debt premiums, discounts and issuance costs as well as any fees paid to the lender in relation to the extinguishment.
Change in Fair Value of Convertible Debt Carried at Fair Value
Changes in the fair value of convertible debt measured at fair value on a recurring basis.
Change in Fair Value of Warrant Liability
Changes in the fair value of warrant liabilities measured at fair value on a recurring basis.
Other Income (Expense)
Other income (expense) primarily relates to non-recurring fees incurred in conjunction with impairment or write-off charges, the Term Loan financing, SEC settlement cost, and other immaterial items.
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
Comparison of Financial Results for the Year Ended December 31, 2025 and 2024

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Service revenue	$1,110	$2,114	$(1,004)	(47%)
Cost of revenue	2	66	(64)	(97%)
Gross profit	1,108	2,048	(940)	(46%)

Operating expenses:
Research and development expenses	9,190	9,782	(592)	(6%)
Selling, general and administrative expenses	19,173	21,949	(2,776)	(13%)
Total operating expenses	28,363	31,731	(3,368)	(11%)
Loss from operations	(27,255)	(29,683)	2,428	(8%)

Other income (expense), net:
Realized loss on disposal of assets	—	(188)	188	(100%)
Interest income	57	25	32	128%
Interest expense	(677)	(395)	(282)	71%
Loss on debt extinguishment	(2,827)	(4,258)	1,431	(34%)
Change in fair value of convertible debt carried at fair value	(835)	—	(835)	(100%)
Change in fair value of warrant liability	2,330	—	2,330	100%
Other expense	(1,261)	(447)	(814)	182%
Total other income (expense), net	(3,213)	(5,263)	2,050	(39%)
Net loss	$(30,468)	$(34,946)	4,478	(13%)
Service revenue
Revenue recognized during both the years ended December 31, 2025 and 2024, was primarily the result of engineering services performed under the Defense Advanced Research Project Agency (“DARPA”) Novel Orbital and Moon Manufacturing, Materials, and Mass-efficient Design (“NOM4D”) and DARPA Bringing Classified Innovation to Defense and Government Systems (“BRIDGES”) programs and the Space Development Agency Hybrid Acquisition for Proliferated Low Earth Orbit (“HALO”) program. Of $1.1 million and $2.1 million of revenue recognized during the years ended December 31, 2025 and 2024, respectively, $0.9 million and $1.8 million, respectively, were recognized for engineering services performed. The remaining $0.2 million and $0.3 million of revenue recognized during the years ended December 31, 2025 and 2024, respectively, was due to the forfeiture of customer deposits upon contract expiration.
Cost of revenue
Cost of revenue for the years ended December 31, 2025 and 2024, consisted primarily of personnel costs for engineering services under our agreement with the Space Development Agency, including salaries, benefits, and other direct labor-related expenses.
Research and development expenses
Research and development expenses decreased from $9.8 million in the year ended December 31, 2024, to $9.2 million in the year ended December 31, 2025. The decrease was primarily due to a $1.1 million reduction in payroll costs due to decreased headcount, partially offset by a $0.4 million increase in subcontractor costs and a $0.1 million increase in other miscellaneous fees, such as information technology and facilities overhead allocation.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased from $21.9 million in the year ended December 31, 2024, to $19.2 million in the year ended December 31, 2025. The decrease is primarily due to (i) a $4.1 million decrease in payroll related expenses, inclusive of a decrease of $3.1 million in non-cash stock-based compensation, (ii) a decrease in legal expenses of $0.8 million, and (iii) a $0.9 million decrease in other miscellaneous fees, such as insurance and subscriptions. These decreases were partially offset by an increase in consulting and professional services of $1.4 million and a $1.7 million impairment of prepaid services (see Note 9 for additional information).
Realized loss on disposal of assets
The decrease in realized loss on disposal of assets for the year ended December 31, 2024, was due to losses from the auction of machinery and equipment. There was no loss on disposal recognized during the year ended December 31, 2025.
Interest income
Interest income increased from $0.03 million for year ended December 31, 2024, to $0.1 million for the year ended December 31, 2025, as the Company invested more in money market funds.
Interest expense
Interest expense increased from $0.4 million for the year ended December 31, 2024, to $0.7 million for the year ended December 31, 2025. The interest increase is primarily due to increase in cash interest accrual and amortization of the debt discount on the SIV Convertible Notes and the September 2025 Convertible Note, partially offset by amortization of the debt premium on the SIV Convertible Notes. See Note 8 for additional information.
Loss on debt extinguishment
The loss on extinguishment of debt of $2.8 million recognized for the year ended December 31, 2025, was due to the amendment of the SIV Convertible Notes and extinguishment of the May 2025 Loan. The loss on extinguishment of debt of $4.3 million recognized for the year ended December 31, 2024, was due to the early payoff of the December 2024 Loan and amendment of the SIV Convertible Notes. See Note 8 for additional information.
Change in fair value of convertible debt carried at fair value
The change in fair value of convertible debt carried at fair value for the year ended December 31, 2025, was due to the change in fair value of the May 2025 Loan. See the Fair Value Measurement discussion in Note 2 for additional information.
Change in fair value of warrant liability
The change in fair value of warrant liability for the year ended December 31, 2025, was due to the change in fair value of the AIR Warrants and the ELOC Pre-funded Warrants. See the Fair Value Measurement discussion in Note 2 for additional information.
Other income (expense)
Other expense increased to $1.3 million during the year ended December 31, 2025, primarily due to the $1.4 million loss recognized on issuance of warrant liabilities related to the September 2025 Private Placement (see Note 8 for additional information) partially offset by a $0.2 million change in fair value of derivatives.
Liquidity and Capital Resources
Going Concern
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2025, management concluded that, in the event the Company is unable to raise additional financing, the following plans alleviate the substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date of the issuance of such financial statements: (i) collection of amounts as they come due under customer contracts, (ii) monetization of unutilized capacity under the MSA agreement with Velo3D; (iii) reduction of employee headcount and compensation expenses; and (iv) reduction of outside vendor expenses.
While the Company believes these actions provide sufficient liquidity for its current operating plans, additional capital will be required in the future to support operations and growth initiatives and achieve profitability, and there can be no assurance that such capital will be available on acceptable terms or at all. The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date, the Company has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally. This is reflected by the Company’s incurred net losses of $30.5 million for the year ended December 31, 2025, and an accumulated deficit of $438.6 million as of

December 31, 2025. Additionally, the Company used net cash of $23.3 million to fund its operating activities for the year ended December 31, 2025, and had cash and cash equivalents of $12.8 million as of December 31, 2025.
The accompanying consolidated financial statements have been prepared on a going concern basis of accounting. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(23,275)	$(16,611)
Investing activities	(12)	94
Financing activities	34,576	15,597
Net change in cash and cash equivalents	$11,289	$(920)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2025, was $23.3 million, consisting primarily of headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $3.3 million, were $7.1 million. Professional fees of $7.0 million included $2.3 million in legal fees. Office overheads and other general corporate expenses were $5.5 million, which includes insurance costs of $1.0 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $2.1 million. These cash outflows were partially offset by gross profit of $1.1 million primarily related to the fulfillment of performance obligations during the year ended December 31, 2025. Additionally, the Company had a change in operating assets and liabilities of $2.7 million during the year ended December 31, 2025.
Net cash used in operating activities for the year ended December 31, 2024, was $16.6 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $6.5 million, were $9.0 million. Professional fees of $6.7 million included $3.1 million in legal fees. Office overheads and other general corporate expenses were $5.8 million, which includes insurance costs of $1.5 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $1.7 million. These cash outflows were partially offset by gross profit of $2.0 million primarily related to the fulfillment of performance obligations for Vigoride 5 and Vigoride 6 customers during the year ended December 31, 2024. Additionally, the Company had a change in operating assets and liabilities of $5.2 million during the year ended December 31, 2024.
Investing Activities
Net cash used in investing activities was $0.01 million for year ended December 31, 2025, which consisted of purchases of machinery and equipment. Net cash provided by investing activities was $0.1 million for the year ended December 31, 2024, which consisted of proceeds received on the sale of machinery and equipment.
Financing Activities
Net cash provided by financing activities was $34.6 million for the year ended December 31, 2025, primarily due to gross proceeds of approximately (i) $22.6 million received from the July 2025 Offering and February 2025 Offering, (ii) $15.6 million received from the December 2025 Warrant Inducement, October 2025 Warrant Inducement, August 2025 Warrant Inducement, and March 2025 Warrant Inducement, and (iii) $2.3 million received from the September 2025 Private Placement, the May 2025 Loan, and related issuances of warrants. These gross proceeds were partially offset by principal repayments of $2.2 million on the May 2025 Loan and SIV Convertible Notes and $3.7 million in issuance costs related to convertible notes, common stock, related warrants, the warrant inducements, and other common and preferred stock issuances.
Net cash provided by financing activities was $15.6 million for the year ended December 31, 2024, primarily due to gross proceeds of approximately (i) $15.7 million received from the December 2024 Offering, September 2024

Offering, March 2024 Offering, and January 2024 Offering, (ii) $5.3 million received from the SIV Convertible Notes, and (iii) $2.0 million from the December 2024 Loan. These gross proceeds were partially offset by (i) principal repayments of $4.7 million under the Term Loan, (ii) $2.1 million in issuance costs related to convertible notes, common stock and related warrants, and (iii) principal repayments of $0.6 million under the SIV Convertible Notes.
Funding Requirements
We expect our cash consumption to continue in connection with our ongoing activities.
Specifically, our operating expenses will continue as we:
•continue to refine and operate our corporate infrastructure, people, processes and systems;
•pursue sales and marketing activities for our product and services;
•pursue further research and development related to developing our satellites and satellite technology;
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
Commitments and Contingencies
We are a party to leases primarily for facilities (e.g., office buildings, warehouses, and spaceport) under non‑cancellable operating leases. Refer to Note 6.
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
Deferred Fulfillment and Prepaid Launch Costs
We prepay for certain launch costs to third-party providers that will carry the OSV or satellite to orbit. Prepaid costs allocated to the delivery of a customer’s payload are classified as deferred fulfillment costs. Prepaid costs allocated to our payload are classified as prepaid launch costs. These costs are then recognized as cost of revenues upon release of the customer’s payload and our payload, respectively.
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
We recognize stock-based compensation expense using a fair value-based method for costs related to all stock-based payments. We estimate the fair value of stock-based payments on the date of grant using the Black-Scholes-Merton option pricing model (or “BSM”). The model requires management to make a number of assumptions, including expected volatility of our stock, expected life of the option, risk-free interest rate, and expected dividends. The fair value of the stock is expensed over the related service period which is typically the vesting period. The stock-based compensation expense that is reported in our consolidated financial statements is based on awards that are expected to vest. We account for forfeitures as they occur.
Estimating the fair value of equity awards as of the grant date using valuation models, such as the BSM option pricing model, is affected by assumptions regarding a number of variables as disclosed above, and any changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.
Debt and Equity Financings
We have entered into various debt and equity financing arrangements, including convertible promissory notes, warrants, pre-funded warrants, and an equity line of credit agreement. Accounting for these instruments requires significant management judgment, including the determination of whether warrants and embedded conversion options meet the criteria for equity classification or must be accounted for as liabilities. Certain warrants are accounted for as liabilities and are remeasured at fair value each reporting period using Level 3 valuation techniques, with changes in fair value recognized in the consolidated statements of operations. The fair value calculations involve assumptions regarding stock price volatility, expected term, and risk-free interest rates. Changes in these assumptions could materially affect the Company’s financial statements. Refer to Notes 8 and 9 to the consolidated financial statements for additional information.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, we had cash and cash equivalents of $12.8 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the years ended December 31, 2025 and 2024.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Momentus Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Momentus Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Amendments of Convertible Notes – Refer to Note 8 in the Consolidated Financial Statements
As discussed in Note 8, the Company entered into multiple amendments to its existing convertible debt agreements with Space Infrastructure Ventures (the “Convertible Notes”). Management evaluated each amendment to determine whether it should be accounted for as a debt modification or a debt extinguishment. This process involved significant management judgment in determining the appropriate accounting treatment and required a complex analysis of the terms of the amended agreements compared to the original agreements. For amendments determined to represent extinguishments, the Company recognized a gain or loss on extinguishment, as applicable, resulting in a net loss on debt extinguishment.
We identified the accounting for the amended convertible debt as a critical audit matter due to the significant judgments required by management in assessing whether the terms of the amended agreements were substantially different from the original agreements, which impacted whether the transactions were accounted for as modifications or extinguishments. This involved significant audit effort and the use of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures performed to address this critical audit matter included the following:
•We obtained an understanding and evaluated the design and implementation of controls over the Company’s accounting for the amendments of the Convertible Notes, including management's review controls over the technical accounting aspects of the amendments.
•We read the underlying agreements and assessed the terms in relation to the relevant accounting principles.
•We tested the completeness and accuracy of management’s analysis over whether each amendment met the conditions to be treated as a debt modification or extinguishment by evaluating them against the relevant technical accounting guidance. This included procedures to evaluate the judgments and estimates that are involved.
Master Services Agreement with Velo3D, Inc. – Refer to Note 9 in the Consolidated Financial Statements
As discussed in Note 9, on April 12, 2025, the Company entered into a Master Services Agreement (“MSA”) with Velo3D, Inc. (“VLD”) pursuant to which the Company issued equity instruments with a grant-date fair value of $10.7 million in exchange for future manufacturing services. In August 2025, the Company irrevocably waived its right under the MSA to cancel shares of the Company’s capital stock held by VLD upon expiration or termination of the MSA which made the equity instruments fully vested and non-forfeitable upon amendment. The amendment was accounted for as a Type I Modification under ASC Topic 718 and the Company recognized the grant-date fair value of $10.7 million immediately as a prepaid design and production services asset at the grant-date fair value of the issued equity instruments. As the only term that changed as a result of the amendment was related to vesting, there was no change in the fair value of the equity instruments as a result of the amendment and no incremental fair value was recognized. The MSA also includes a credit provision for unused capacity, which the Company accounted for as an embedded derivative under ASC Topic 815 and records at fair value each reporting period. During the year ended December 31, 2025, the Company recognized a $1.7 million impairment of prepaid design and production services due to underutilization, partially offset by a $0.2 million increase in the fair value of the embedded derivative.
We identified the accounting for the MSA as a critical audit matter due to the significant judgment required by management in (i) determining the appropriate accounting treatment under ASC Topic 718 for equity issued in exchange for services, including the assessment and accounting for the August 2025 modification, (ii) identifying and valuing the embedded derivative under ASC Topic 815, including the determination of key assumptions impacting fair value, and (iii) evaluating the recoverability of the prepaid design and production services asset, including assumptions related to expected utilization of contracted capacity.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures performed to address this critical audit matter included the following:
•We obtained an understanding and evaluated the design and implementation of controls over the Company’s accounting for the MSA, including management's review controls over the technical accounting aspects of the transaction.
•We read the underlying agreements and assessed the terms in relation to the relevant accounting principles.
•We tested the completeness and accuracy of management’s analyses over (i) the grant-date fair value measurement of the equity instruments, (ii) the embedded derivative identification and related fair value measurements, (iii) the modification event and related incremental fair value assessment, (iv) the resulting asset recognition, and (v) the subsequent partial impairment by evaluating the analyses against the relevant technical accounting guidance. This included procedures to evaluate the judgments and estimates that are involved.

/s/ Frank, Rimerman + Co. LLP
We have served as the Company’s auditor since 2023.
San Francisco, California
March 31, 2026

MOMENTUS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$12,806	$1,572
Restricted cash, current	55	—
Accounts receivable	—	879
Insurance receivable	100	408
Prepaids and other current assets	9,321	1,667
Total current assets	22,282	4,526
Property, machinery and equipment, net	953	2,182
Intangible assets, net	201	253
Operating right-of-use asset	7,686	347
Other non-current assets	9,197	2,644
Total assets	$40,319	$9,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,081	$5,596
Accrued liabilities	2,272	3,006
Loan payable, current	3,479	4,957
Contract liabilities, current	4,058	345
Operating lease liability, current	836	685
Litigation settlement contingency	802	420
Other current liabilities	541	1
Total current liabilities	16,069	15,010
Contract liabilities, non-current	120	1,901
Warrant liability	3	3
Operating lease liability, non-current	6,987	333
Other non-current liabilities	—	515
Total non-current liabilities	7,110	2,752
Total liabilities	23,179	17,762
Commitments and Contingencies (Note 12)
Stockholders’ equity (deficit):
Series A preferred stock, $0.00001 par value; 20,000,000 shares authorized and 547,408 issued and outstanding as of December 31, 2025; 20,000,000 shares authorized and 0 issued and outstanding as of December 31, 2024	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 2,165,559 issued and outstanding as of December 31, 2025; 250,000,000 shares authorized and 155,781 issued and outstanding as of December 31, 2024	—	—
Class B common stock, $0.00001 par value; 0 shares authorized and 0 issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	455,718	400,183
Accumulated deficit	(438,578)	(407,993)
Total stockholders’ equity (deficit)	17,140	(7,810)
Total liabilities and stockholders’ equity (deficit)	$40,319	$9,952

The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Service revenue	$1,110	$2,114
Cost of revenue	2	66
Gross profit	1,108	2,048
Operating expenses:
Research and development expenses	9,190	9,782
Selling, general and administrative expenses	19,173	21,949
Total operating expenses	28,363	31,731
Loss from operations	(27,255)	(29,683)
Other income (expense), net:
Realized loss on disposal of assets	—	(188)
Interest income	57	25
Interest expense	(677)	(395)
Loss on debt extinguishment	(2,827)	(4,258)
Change in fair value of convertible debt carried at fair value	(835)	—
Change in fair value of warrant liability	2,330	—
Other expense	(1,261)	(447)
Total other income (expense), net	(3,213)	(5,263)
Net loss	(30,468)	(34,946)
Deemed dividend on downround of warrants	(117)	—
Net loss attributable to common stockholders	$(30,585)	$(34,946)
Net loss per share, basic and diluted	$(49.10)	$(414.01)
Weighted average shares outstanding, basic and diluted	622,937	84,409

The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Preferred stock – Series A		Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	33,150	$—	$376,234	$(373,047)	$3,187
Issuance of common stock upon vesting of RSUs	—	—	247	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(31)	—	(4)	—	(4)
Issuance of common stock and related warrants in registered offering, net of issuance costs	—	—	21,770	—	11,591	—	11,591
Issuance of pre-funded warrants and warrants in private placement, net of issuance costs	—	—	—	—	2,443	—	2,443
Issuance of common stock upon exercise of pre-funded warrants	—	—	64,945	—	—	—	—
Issuance of common stock upon cashless exercise of warrants	—	—	35,700	—	—	—	—
Issuance of warrants with convertible notes	—	—	—	—	1,305	—	1,305
Issuance of warrants with loan payable	—	—	—	—	121	—	121
Issuance of warrants for debt issuance costs	—	—	—	—	2,000	—	2,000
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	6,493	—	6,493
Net loss	—	—	—	—	—	(34,946)	(34,946)
Balance, December 31, 2024	—	$—	155,781	$—	$400,183	$(407,993)	$(7,810)
Issuance of common stock upon release of RSUs	—	—	3,822	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(32)	—	(1)	—	(1)
Issuance of common stock under At-The-Market Offering, net of issuance costs	—	—	757,193	—	13,103	—	13,103
Issuance of common stock and related warrants in registered offering, net of issuance costs	—	—	54,903	—	7,775	—	7,775
Issuance of common stock in connection with warrant inducement, net of issuance costs	—	—	747,579	—	14,065	—	14,065
Issuance of common stock upon exercise of pre-funded warrants	—	—	186,766	—	—	—	—
Issuance of common stock upon exercise of warrant liability	—	—	37,815	—	414	—	414
Issuance of common stock and preferred stock in exchange for prepaid services	673,408	—	26,749	—	10,672	—	10,672
Issuance of common stock upon conversion of preferred stock	(126,000)	—	70,588	—	—	—	—
Issuance of common stock and pre-funded warrants in settlement of accounts payable	—	—	47,264	—	1,646	—	1,646
Issuance of common stock for convertible note principal and interest	—	—	77,087	—	1,470	—	1,470
Warrants issued in relation to the convertible debt extinguishments	—	—	—	—	2,299	—	2,299
Issuance of warrants with convertible debt	—	—	—	—	572	—	572
Issuance of warrants for debt issuance costs	—	—	—	—	130	—	130
Deemed dividend upon downround of warrants	—	—	—	—	117	(117)	—
Common stock issued in connection with reverse stock split	—	—	44	—	—	—	—
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	3,273	—	3,273
Net loss	—	—	—	—	—	(30,468)	(30,468)
Balance, December 31, 2025	547,408	$—	2,165,559	$—	$455,718	$(438,578)	$17,140
The accompanying notes are an integral part of these consolidated financial statements

MOMENTUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,468)	$(34,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,293	857
Amortization of debt (premium) and issuance costs	12	147
Amortization of right-of-use assets	228	1,158
Change in fair value of warrant liability	(2,330)	—
Change in fair value of convertible debt carried at fair value	835	—
Change in fair value of the Credit Provision Derivative	(164)	—
Impairment of prepaid services	1,669	—
Loss on disposal of fixed and intangible assets	—	188
Debt issuance costs expensed for convertible debt carried at fair value	165	—
Loss on debt extinguishment	2,827	4,258
Loss on issuance of warrant liabilities	1,391	—
Stock-based compensation expense	3,273	6,493
Issuance of convertible notes for legal services	331	—
Changes in operating assets and liabilities:
Accounts receivable	879	(879)
Prepaids and other current assets	(7,490)	6,845
Insurance receivable	308	(308)
Other non-current assets	2,451	(2,042)
Accounts payable	131	2,791
Accrued liabilities	(734)	(1,728)
Accrued interest	544	136
Other current liabilities	537	(5)
Contract liabilities	1,933	1,247
Operating lease liability	(762)	(1,268)
Litigation settlement contingency	382	420
Other non-current liabilities	(516)	25
Net cash used in operating activities	(23,275)	(16,611)
Cash flows from investing activities:
Purchases of property, machinery and equipment	(12)	—
Proceeds from sale of property, machinery and equipment	—	135
Purchases of intangible assets	—	(41)
Net cash (used in) provided by investing activities	(12)	94
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	2,250	5,300
Payment of convertible notes	(2,193)	(575)
Proceeds from issuance of loan payable	—	2,000
Proceeds from issuance of related party notes	—	500
Principal payments on related party notes	—	(500)
Principal payments on loan payable	—	(4,719)
Payment of debt issuance costs	(424)	(438)
Proceeds from exercise of warrants	15,574	—
Payments for issuance costs related to exercise of warrants	(1,509)	—
Repurchase of Section 16 Officer shares for tax coverage exchange	(1)	(4)
Proceeds from issuance of common stock and related warrants	22,552	15,710
Payments for issuance costs related to common stock and related warrants	(1,673)	(1,677)
Net cash provided by financing activities	34,576	15,597

Increase (Decrease) in cash, cash equivalents, and restricted cash	11,289	(920)
Cash, cash equivalents, and restricted cash, beginning of period	1,572	2,492
Cash, cash equivalents, and restricted cash, end of period	$12,861	$1,572
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
Pursuant to ASC Sub-Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, in connection with the preparation of the consolidated financial statements for the year ended December 31, 2025, management concluded that, without taking into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to fund its regular operations, scaling of commercial production, and maintain its existing services and products as a going concern for one year from the date these consolidated financial statements are issued. Management’s plans in the event the Company is unable to raise additional financing include (i) collection of amounts as they come due under customer contracts, (ii) monetization of unutilized capacity under the MSA agreement with Velo3D; (iii) reduction

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
of employee headcount and compensation expenses; and (iv) reduction of outside vendor expenses. Management then evaluated its plans to reduce expenses under the framework provided in ASC Sub-Topic 205-40, and determined that the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern.
Under ASC Sub-Topic 205-40, the mitigating effect of management’s plans is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. While the Company believes these actions provide sufficient liquidity for its current operating plans, additional capital may be required in the future to support growth initiatives and achieve profitability, and there can be no assurance that such capital will be available on acceptable terms or at all. The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully raise capital to fund its business operations and execute on its business plan. To date the Company remains heavily focused on growth and continued development of its proprietary technology, and as a result, it has not generated sufficient revenues to provide cash flows that enable the Company to finance its operations internally. This is reflected by the Company’s incurred net loss of $30.5 million for the year ended December 31, 2025, and accumulated deficit of $438.6 million as of December 31, 2025. Additionally, the Company used net cash of $23.3 million to fund its operating activities for the year ended December 31, 2025, and had cash and cash equivalents of $12.8 million as of December 31, 2025.
The accompanying consolidated financial statements have been prepared on a going concern basis of accounting. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
Reverse Stock Splits
Effective December 17, 2025, the Company’s stockholders approved a 1-for-17.85 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 17.85 shares of Class A common stock issued and outstanding on December 17, 2025, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. The reverse stock split did not affect the stated par value of the Class A common stock nor did it change the total number of the Company’s authorized shares of Class A common stock. Both the Company’s Class B common stock and Series A preferred stock were not affected by the reverse stock split.
In addition to the reverse stock split implemented in December 2025, the Company previously effected a 1-for-14 reverse stock split of the Company’s Class A common stock on December 12, 2024, whereby every 14 shares of Class A common stock issued and outstanding on December 12, 2024, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock. The reverse stock split did not affect the stated par value of the Class A common stock nor did it change the total number of the Company’s authorized shares of Class A common stock. The Company’s Class B common stock were not affected by the reverse stock split.
Also on the effective date of each reverse stock split, all options, warrants, and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of Class A common stock into which the options, warrants, and other convertible securities are exercisable or convertible by the factor applied in the reverse stock split, and multiplying the exercise or conversion price thereof by the same amount, all in accordance with the terms of the plans, agreements, or arrangements governing such options, warrants, and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and restricted stock units (“RSUs”) issued and issuable under the Company’s equity compensation plans.
The Company has retroactively adjusted all periods presented for the effects of the December 2025 1-for-17.85 reverse stock split. See Note 9 for additional information.

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
Restricted Cash
Restricted cash primarily represents cash deposited as collateral for the Company’s credit card program. As of December 31, 2025 and 2024, the Company maintained restricted cash of $0.1 million and zero, respectively.
Accounts Receivable
Accounts receivable as of December 31, 2024, represent amounts primarily due from the Defense Advanced Research Project Agency (“DARPA”) to provide support to the DARPA Novel Orbital and Moon Manufacturing, Materials, and Mass-efficient Design (“NOM4D”) program, including arranging launch services, payload integration, and in-orbit hosting of the payload for a complex in-space assembly mission. Accounts Receivable are stated at invoice value less estimated allowances for credit losses. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, aging of the accounts receivable balances, economic conditions, and other factors that may affect a customer’s ability to pay. The allowance for credit losses as of December 31, 2025 and 2024, was zero.
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
As of December 31, 2025 and 2024, the Company had deferred fulfillment and prepaid launch costs of $6.3 million and $2.6 million, respectively, with $5.1 million and zero recorded within prepaids and other current assets, respectively, and $1.2 million and $2.6 million recorded within other non-current assets in our consolidated balance sheets, respectively.

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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the years ended December 31, 2025 and 2024, the Company recorded $0.9 million and $1.8 million, respectively, of revenue from the U.S. government.
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of December 31, 2025 and 2024, the Company had customer deposit balances of $4.2 million and $2.2 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s consolidated balance sheets. Included in the collected amount as of December 31, 2025 and 2024, are $0.1 million and $1.9 million, respectively, of non-current deposits.
During the year ended December 31, 2025, the Company recognized $1.1 million of revenue primarily due to engineering services performed under the DARPA NOM4D and DARPA BRIDGES programs, payment under the Space Development Agency HALO program, and forfeited customer deposits primarily related to expired options. Of the $1.1 million of revenue recognized, $0.2 million was derived from the December 31, 2024, contract liability balance. During the year ended December 31, 2024, the Company recognized $2.1 million of revenue due to engineering services performed on the Space Development Agency milestone two agreement and forfeited customer deposits primarily related to expired options. Of the $2.1 million of revenue recognized, $0.3 million was derived from the December 31, 2023, contract liability balance.
The disaggregation of revenue by type is as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Forfeited customer deposits	$162	$307
Engineering project services	948	1,807
Total revenue	$1,110	$2,114
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the years ended December 31, 2025 and 2024.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
As of December 31, 2025, the Company does not have any assets measured at fair value on a recurring basis, other than the Credit Provision Derivative (see Note 9 for additional detail). The Credit Provision Derivative is measured at fair value under ASC Topic 815 and is classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of derivative asset based on the expected underutilization payment to be received during 2026.
The change in fair value of the Credit Provision Derivative asset subject to recurring remeasurement was as follows:

(in thousands)
Balance, December 31, 2023 and 2024	$—
Issuance	—
Change in fair value	164
Balance, December 31, 2025	$164
As of December 31, 2025, the Company has the following liabilities measured at fair value on a recurring basis:
•Certain of the Company’s warrants are recorded as a derivative liability pursuant to ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and are classified within Level 3 of the fair value hierarchy as the Company is using the BSM option pricing model.
•The May 2025 Convertible Note, issued for non-employee services, is classified as a liability under ASC Topic 718 and measured at fair value. The May 2025 Convertible Note is classified within Level 3 of the fair value hierarchy as the Company is using a convertible bond pricing model to calculate fair value. Key assumptions used to determine the fair value of the May 2025 Convertible Note as of December 31, 2025, were as follows:

Expected term (years)	0.96
Stock price	$4.87
Volatility	45.00%
Risk-free rate	3.49%
Dividend yield	—%
•Fair Value Option (“FVO”) permitted under ASC Topic 825 for the May 2025 Loan. The May 2025 Loan is classified within Level 3 of the fair value hierarchy as the Company is using a convertible bond pricing model to calculate fair value. Prior to extinguishment in 2025, the May 2025 Loan was measured at fair value based on the expected settlement amount of the loan.
•The AIR Warrants are classified as a liability under ASC Topic 480 and measured at fair value. The AIR Warrants are classified within Level 3 of the fair value hierarchy because their fair value is determined using an option pricing model that incorporates significant unobservable inputs, including expected stock price volatility and the discount rate on the underlying junior convertible notes. The Company calculates the fair value by weighting two different approaches. Key assumptions used to determine the fair value of the AIR Warrants as of December 31, 2025, were as follows:

	Underlying Investor Warrants (BSM)	Junior Convertible Notes
Expected term (years)	5.00	0.92
Stock price	$4.87	$4.87
Volatility	87.50%	45.00%
Risk-free rate	3.73%	3.50%
Dividend yield	—%	—%
Discount rate on the note	78.64%	78.64%
Exercise price of AIR Warrants (millions)	$3.7	$3.7

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
•The ELOC Pre-funded Warrants are classified as a liability under ASC Topic 815 and measured at fair value. The ELOC Pre-funded Warrants are classified within Level 3 of the fair value hierarchy because the number of shares issuable upon exercise is subject to contingent variability, which requires management’s estimate of the probability that the trigger will not occur. The Company estimated the fair value of the warrants based on the per share fair value of the Class A common stock at issuance and upon exercise, less the $0.00001 exercise price, multiplied by the current (non-contingent) number of shares.
The primary significant unobservable input used in the valuation of the warrants and convertible notes is expected stock price volatility. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the instruments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the instruments. The expected term was based on the maturity of the instruments, which is 5 years for Class A common stock warrants and 1.5 years for Class B common stock warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the instruments. There were no transfers between levels of input during the years ended December 31, 2025 and 2024.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)	May 2025 Loan (Level 3)	May 2025 Convertible Note (Level 3)	AIR Warrants (Level 3)	ELOC Pre-funded Warrants (Level 3)
Balance, December 31, 2023 and 2024	$3	$—	$—	$—	$—
Issuance	—	178	1,406	1,907	837
Principal payment	—	(101)	—	—	—
Change in fair value	—	835	(1,075)	(1,907)	(423)
Extinguishment	—	(912)	—	—	—
Exercise	—	—	—	—	(414)
Balance, December 31, 2025	$3	$—	$331	$—	$—
Warrant Liability
Certain of the Company’s private warrants and stock purchase warrants are recorded as derivative liabilities pursuant to ASC Topic 815, including the ELOC Pre-funded Warrants, or liabilities pursuant to ASC Topic 480, including the AIR Warrants, and are classified within Level 3 of the fair value hierarchy as the Company uses significant unobservable inputs is using the BSM option pricing model, or other appropriate valuation techniques, to calculate fair value. See Note 9 for additional information. Significant unobservable inputs, prior to the Company’s stock being publicly listed, included stock price, volatility and expected term. At the end of each reporting period, changes in fair value during the period are recognized as components of other income within the consolidated statements of operations. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of (i) the exercise or expiration of the warrants or (ii) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital within the consolidated statements of stockholders' equity (deficit).
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
Public and Private Warrants
Prior to the Business Combination, SRAC issued 903 private placement warrants (“Private Warrants”) and 691 public warrants (“Public Warrants” and, collectively with the Private Warrants, the “Public and Private Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
$143,693 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities on the consolidated balance sheets at fair value upon the Closing, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the BSM option pricing model at each measurement date.
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
Other than the Public and Private Warrants noted above, the Company also had other warrants issued and outstanding which were recognized as derivative liabilities in accordance with ASC Topic 815 until they were fully exercised. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the BSM option pricing model, or other appropriate valuation techniques, and were subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s consolidated statements of operations. Derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 9 for additional information.
Equity Classified Warrants
Subsequent to the Business Combination, the Company has issued warrants in conjunction with various securities purchase agreements and borrowings (see Note 8 and Note 9 for additional information). The warrants are freestanding equity-linked instruments that meet the indexation and equity classification criteria of ASC Sub‑Topic 815-40.
The grant-date fair value of these warrants is recorded in additional paid-in capital on the consolidated balance sheets. The fair value of the warrants are measured using the BSM option pricing model on the grant date.
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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the years ended December 31, 2025 and 2024, there were no impairments of long‑lived assets. See Note 4 and Note 5 for additional information.
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
RSU fair value is based on our closing stock price on the day of the grant. Stock option fair value is determined using the BSM option pricing model. The model requires management to make a number of assumptions, including expected volatility of the Company’s stock, expected life of the option, risk-free interest rate, and expected dividends. For non-employee awards, such as the May 2025 Convertible Note and shares issued in relation to the VLD MSA (defined in Note 9), fair value is determined using valuation models (e.g., Black-Scholes or similar) with unobservable inputs like volatility and discount rates, and liability-classified awards are remeasured until settlement (see Note 8). Employee Stock Purchase Plan (“ESPP”) compensation fair value is also determined using the BSM option pricing model, using a six-month expected term to conform with the six month ESPP offering period.
The grant-date fair value of equity awards is expensed over the related service period which is typically the vesting period, and expense is only recognized for awards that are expected to vest. The Company accounts for forfeitures as they occur.
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the years ended December 31, 2025 and 2024.
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
Our chief operating decision maker (“CODM”) uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States and of the $1.1 million of revenue recognized by the Company during the year ended December 31, 2025, 10% was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
Recently Issued Accounting Standards
Although there are several new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or results of operations.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes, which must occur by June 30, 2027, or the amendments will not take effect. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on its consolidated financial statements and related disclosures.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), that requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-06 will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact that ASU 2024-03 will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements (“ASU 2025-11”), which provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. The guidance is effective for interim periods within annual periods beginning after December 15, 2027. The amendments in ASU 2025-11 will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2025-11 will have a material impact on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”), which refines existing guidance to further enhance the interpretation and application of the Codification. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2026. The amendments in ASU 2025-12 will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2025-12 will have a material impact on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 15, Segment and Geographic Information, in the accompanying notes to the consolidated financial statements for further detail.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application and early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025, on a retrospective basis, which did not have a material impact on its consolidated financial statements and related disclosures.
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	December 31, 2025		December 31, 2024
Prepaid launch costs, current	$5,087	—	$—
Prepaid design and production services, current	1,538		—
Prepaid insurance and other current assets	2,696		1,667
Total	$9,321		$1,667
As of December 31, 2025 and 2024, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $1.2 million and $2.6 million, respectively, and the non-current portion of prepaid design and production services recorded in other non-current assets was approximately $7.0 million and zero, respectively. During the year ended December 31, 2025, the Company recognized a $1.7 million impairment charge related to prepaid design and production services in other expense in the accompanying consolidated statements of operations.
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Computer equipment	$21	$10
Leasehold improvements	2,391	2,391
Machinery and equipment	2,839	2,839
Property, machinery and equipment, gross	5,251	5,240
Less: accumulated depreciation	(4,298)	(3,058)
Property, machinery and equipment, net	$953	$2,182
Depreciation expense related to property, machinery and equipment was $1.2 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively. Depreciation expense is recorded within operating expenses.
Note 5. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2025:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(262)	$201	4.3
Total	$463	$(262)	$201
Intangible assets, net consisted of the following as of December 31, 2024:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(210)	$253	5.3
Total	$463	$(210)	$253
Amortization expense related to intangible assets was $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Intangible Assets (cont.)
As of December 31, 2025, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
2026	$52
2027	52
2028	44
2029	31
2030	12
Thereafter	10
Total	$201
Note 6. Leases
The Company leases office space under non-cancellable operating leases. In January 2021, the Company commenced a lease in San Jose, California. Due to an event of default under the lease occurring in October 2024, and the likelihood of the landlord executing its right to early terminate the lease as a result, the Company determined this represented a remeasurement event and remeasured the lease as of December 31, 2024. On February 26, 2025, the landlord executed its option to terminate the lease early on March 31, 2026. In December 2025, the Company commenced another lease in San Jose, California. This lease has an expiration date in September 2032.
The components of operating lease expense were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$1,240	$1,470
Variable lease expense	660	600
Short-term lease expense	46	74
Total lease expense	$1,946	$2,144
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of December 31, 2025, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate was 16.2%.
As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2026	$922
2027	1,432
2028	1,872
2029	1,928
2030	1,985
Thereafter	3,621
Total lease payments	11,760
Less: Imputed interest	(3,937)
Present value of lease liabilities	$7,823

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Legal and other professional services	$1,232	$1,906
Compensation expense	99	84
Research and development projects	119	75
Other accrued liabilities	822	941
Total	$2,272	$3,006
Note 8. Loan Payable
September 2025 Convertible Note
On September 25, 2025, the Company entered into a Securities Purchase Agreement (the “September 2025 SPA”) with an investor (the “September 2025 Private Placement”) pursuant to which the Company agreed to sell (i) a Junior Secured Convertible Note having an aggregate principal amount of $1.6 million (the “September 2025 Convertible Note”), (ii) warrants to purchase up to 81,847 shares of Class A common stock (the “September 2025 Warrants”), and (iii) warrants to purchase up to $4.0 million of additional September 2025 Convertible Notes and September 2025 Warrants (the “AIR Warrants”).
The September 2025 SPA provides that the Company will indemnify the investor for any claims and losses. This indemnification by the Company was an embedded derivative that required bifurcation and recognition as a derivative liability (“Indemnification Derivative”). The Indemnification Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date and December 31, 2025, the Indemnification Derivative was valued at zero.
The September 2025 Convertible Note bears an annual interest rate of 8%. Unless earlier converted, principal and any accrued unpaid interest on the September 2025 Convertible Note are due at maturity in September 2026. The September 2025 Convertible Note, including interest accrued thereon, is convertible at any time, in whole or in part, at the option of the holder into shares of Class A common stock at a conversion price of $19.92 per share, subject to certain beneficial ownership limitations provided for in the terms of the September 2025 Convertible Note. The September 2025 Convertible Note is a junior secured obligation of the Company and is secured by certain personal property of the Company.
The September 2025 Warrants have an exercise price of $24.99 per share. The September 2025 Warrants may be exercised at any time after issuance and will expire five years from the date of issuance. The exercise of the September 2025 Warrants are subject to certain beneficial ownership limitations provided for in the terms of the September 2025 Warrants. The September 2025 Warrants meet the requirements for equity classification.
The Company received aggregate gross proceeds from the September 2025 Private Placement of approximately $1.5 million, before deducting estimated lender fees and debt issuance costs of $0.1 million paid by the Company.
The initial fair value of the AIR Warrants (discussed below) and the ELOC Pre-funded Warrants (see discussion in Note 9) exceed the net proceeds received from the September 2025 Private Placement. Therefore, upon allocating the net proceeds of the September 2025 Private Placement, no amounts were allocated to the September 2025 Warrants and the September 2025 Convertible Note was recorded at a 100% discount. The excess fair value of $1.4 million of the AIR Warrants and ELOC Pre-funded Warrants over the net proceeds received was recognized as a loss in other expense in the consolidated statements of operations.
The September 2025 Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The September 2025 Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the September 2025 Convertible Note, the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company. The mandatory redemption of the September 2025 Convertible Note upon one of these events of default was an embedded

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
derivative that required bifurcation and recognition as a derivative liability (“September 2025 Default Redemption Derivative”). Furthermore, contingent interest related to these events of default was an embedded derivative also that required bifurcation and recognition as a derivative liability (“September 2025 Default Interest Derivative”). Both the September 2025 Default Redemption Derivative and the September 2025 Default Interest Derivative instruments are recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date and December 31, 2025, both the September 2025 Default Redemption Derivative and the September 2025 Default Interest Derivative were valued at zero.
The September 2025 Convertible Note also contains certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, amendments to the Company’s organizational documents, dividends, redemption, related party transactions, and entry into any equity line of credit agreement or variable rate transactions other than an “at the market” offering of the Company’s Class A common stock.
As of December 31, 2025, the September 2025 Convertible Note has a carrying amount of $0.4 million, consisting of principal of $1.6 million and net unamortized discount of $1.2 million. The September 2025 Convertible Note has future scheduled maturities of $1.6 million in 2026. For the year ended December 31, 2025, interest recognized on the September 2025 Convertible Note totaled $0.5 million. This amount consists of cash interest expense of $0.04 million and non-cash amortization of debt discount of $0.4 million.
AIR Warrants
In connection with the September 2025 Private Placement, the Company issued the AIR Warrants. The AIR Warrants were exercisable by the holder immediately with a five-year term and may be exercised in tranches based on the trading volume and price of the Company’s Class A common stock. In addition, the Company may, at its discretion, deliver a call notice requiring the holder to exercise the AIR Warrants, in whole or in part (up to an amount not exceeding two times the average daily trading volume of the Company’s Class A common stock over the relevant period), provided that certain trading conditions are satisfied (including the five-day average trading price equaling or exceeding 125% of the original conversion price of the underlying notes). If the trading conditions are not met at the time of the call notice, the holder is not obligated to exercise; however, the Company may cancel any unexercised portion of the AIR Warrants (effectively terminating the remaining commitment) if the holder does not proceed with the investment upon such call. This call feature provides the Company with the ability to compel realization or cancellation under various market conditions.
The AIR Warrants are classified as a liability under ASC Topic 480 as they embody a conditional obligation for the Company to transfer assets through the settlement of the underlying convertible notes.
The AIR Warrants were initially measured at a fair value of $1.9 million on the issuance date, with a corresponding allocation from the proceeds of the September 2025 Private Placement, with the excess fair value of the AIR Warrants over the September 2025 Private Placement proceeds recognized in earnings. The AIR Warrants liability is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. The Company determined the fair value of the AIR Warrants at issuance using two different approaches. Under the first approach, the instruments underlying the AIR Warrants are assumed to have value equal to proceeds received that would have been received upon exercise of the AIR Warrants and, under the second approach, the instruments underlying the AIR Warrants were valued using a convertible bond pricing model for the underlying convertible note and a BSM option pricing model for the underlying common warrants. The fair value was then determined based on the intrinsic value: the difference between the fair value of the instruments underlying the AIR

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
Warrants and the proceeds that would be received upon exercise of the AIR Warrants. The following inputs were used in the convertible bond and BSM option pricing models:

	Underlying Investor Warrants (BSM)	Junior Convertible Notes
Expected term (years)	5.00	0.92
Stock price	$22.13	$22.13
Volatility	87.50%	45.00%
Risk-free rate	3.75%	3.49%
Dividend yield	—%	—%
Discount rate on the note	N/A	78.64%
Exercise price of AIR Warrants (millions)	$3.7	$3.7
No AIR Warrants were exercised during the year ended December 31, 2025.
May 2025 Loan
On May 30, 2025, the Company and J.J. Astor & Co. entered into a loan agreement (the “May 2025 Loan”) pursuant to which the Company may borrow up to $1.5 million in two tranches of $0.75 million each (the first tranche referred to as the “Initial Tranche” and the second as the “Second Tranche”) and paid debt issuance costs of $0.2 million. The May 2025 Loan has a maturity date of March 6, 2026, and is payable in 40 weekly installments of $25 thousand, with at least 10% in cash and the remainder in shares at a conversion price of $30.35 per share. The May 2025 Loan can be prepaid in full at any time, subject to a prepayment fee of 120% of the outstanding principal plus costs.
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
In addition, in connection with the May 2025 Loan, the Company agreed to issue J.J. Astor & Co. warrants to purchase up to 53,386 shares of Class A common stock with an exercise price of $30.35 per share, subject to adjustment (the “Initial Tranche Warrants”), comprising 26,693 warrants for each tranche. The Initial Tranche Warrants had a fair value of $0.6 million. The warrants are fully vested and expire five years from the date of issuance. The Company determined the fair value of the Initial Tranche Warrants by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.00
Stock price	$29.99
Volatility	90.00%
Risk-free rate	4.04%
Dividend yield	0.00%
On June 17, 2025, the Company and J.J. Astor & Co. entered into an amendment to the May 2025 Loan (the “June 2025 Loan Amendment”). The June 2025 Loan Amendment, among other things, revised the conditions for funding the Second Tranche to occur within three business days after the effectiveness of a resale registration statement, subject to Nasdaq listing maintenance, a stock price of not less than $22.31, a market capitalization of not less than $6.7 million, and trading volume conditions. It also reduced the conversion price on both tranches to the lesser of the closing price of the Company’s Class A common stock June 2025 Loan Amendment date and the closing price prior to the Second Tranche issuance. Additionally, the June 2025 Loan Amendment introduced a cash make-whole payment upon conversion equal to the difference between the conversion price and the lower of the closing price on conversion or the lowest volume weighted average closing price over 20 prior trading days. If not paid in cash, the Company will issue shares equal to the make-whole amount divided by the make-whole price. If the Company completes an equity offering sufficient to repay the Initial Tranche before the Second Tranche funding

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
date, the obligation to issue the Second Tranche is suspended, with a $0.1 million termination fee and issuance of warrants for 26,693 shares of Class A common stock (the “Second Tranche Warrants”).
The May 2025 Loan contains customary events of default, upon which the outstanding obligations may be accelerated. The loan ranks senior to unsecured indebtedness. The Company was in compliance with all covenants prior to extinguishment of the May 2025 Loan on July 1, 2025.
On July 1, 2025, the Company prepaid $1.0 million, inclusive of the $0.1 million termination fee, in order to extinguish the May 2025 Loan. In addition, in relation to the extinguishment of the May 2025 Loan on July 1, 2025, the 26,693 Second Tranche Warrants were issued with an exercise price of $20.17 per share. The Second Tranche Warrants had a fair value of $0.4 million, which was included in the measurement of loss on extinguishment of the May 2025 Loan. The Second Tranche Warrants were exercisable immediately after issuance and will expire five years from the date of issuance. The Company determined the fair value of the Second Tranche Warrants by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.00
Stock price	$20.17
Volatility	90.00%
Risk-free rate	3.84%
Dividend yield	0.00%
The Company recognized a $0.5 million loss on extinguishment in the consolidated statements of operations related to the May 2025 Loan.
AGP Convertible Promissory Note
On May 13, 2025, the Company entered into an unsecured convertible promissory note (the “May 2025 Convertible Note”) with A.G.P./Alliance Global Partners (“AGP”) for a principal amount of $1.2 million, issued in exchange for AGP’s services in facilitating the issuance of equity securities under the MSA with VLD (see Note 9). The May 2025 Convertible Note bears interest at 4.5% per annum and matures on November 13, 2026, unless earlier converted or prepaid. AGP may elect to convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s Class A common stock at a conversion price of $29.81 per share, based on the closing price on May 9, 2025, subject to adjustment for stock splits, dividends, or similar events. At maturity, all outstanding principal and accrued interest are payable in cash or, at AGP’s option, in shares of Class A common stock at the conversion price. The Company may prepay the May 2025 Convertible Note in whole or in part at any time without penalty.
The May 2025 Convertible Note is classified as a liability under ASC Topic 718, as it was issued to a non-employee for services, and is remeasured at fair value at each reporting period until settlement, with changes in fair value recognized in earnings as part of operating expenses. The note represents payment for legal services incurred in relation to the VLD MSA. Upon issuance, the Company recognized $0.3 million of legal expense related to the May 2025 Convertible Note in selling, general and administrative expenses in the Company’s consolidated statements of operations.
The May 2025 Convertible Note contains customary events of default, upon which the outstanding obligations may be accelerated. The note is unsecured and ranks pari passu with the Company’s other unsecured indebtedness. The Company was in compliance with all covenants as of December 31, 2025.
On June 17, 2025, the Company and AGP executed a letter agreement (the “June 2025 Note Amendment”) modifying the terms of the May 2025 Convertible Note. The June 2025 Note Amendment provided that a new convertible promissory note with a reduced principal amount of $0.5 million (the “Amended Note”) will replace the May 2025 Convertible Note. AGP agreed to waive any claim or recourse with respect to the $0.7 million differential between the May 2025 Convertible Note and the Amended Note. The Amended Note would retain substantially similar terms to the May 2025 Convertible Note, including the interest rate, maturity, conversion price, and conversion mechanics, with the only change being the reduction of the principal from $1.2 million to $0.5 million. The June 2025 Note Amendment was accounted for as a modification, with no change to the accounting treatment, as the note remains liability-classified and continues to be remeasured at fair value at each reporting period. No additional costs or premiums were recognized.

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
Amounts borrowed under the December 2024 Loan are secured by a lien on substantially all of the assets of the Company. Upon event of default, amounts owing under the December 2024 Loan are convertible into shares of Class A common stock at a conversion price of $105.67 per share prior to May 5, 2025, and thereafter the conversion price will be reduced to 80% of the average of the four lowest volume weighted average closing prices of the Class A common stock during the 20 trading days immediately prior to conversion.
In addition, in connection with the December 2024 Loan, the Company agreed to issue J.J. Astor & Co. warrants to purchase up to 1,601 shares of Class A common stock with an exercise price of $105.67 per share (the “December 2024 Wolverine Warrants”). The December 2024 Wolverine Warrants had a relative value of $0.1 million which was accounted for as an additional debt issuance cost for the December 2024 Loan. The warrants are fully vested, and expire five years from the date of issuance. The Company determined the fair value of the December 2024 Wolverine Warrants by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.01
Stock price	$105.67
Volatility	100.00%
Risk-free rate	4.25%
Dividend yield	0.00%
On December 18, 2024, the Company prepaid $2.4 million in order to extinguish the December 2024 Loan. The Company recognized a $0.8 million loss on extinguishment in the consolidated statements of operations related to the December 2024 Loan.
In connection with the December 2024 Loan, the Company agreed to issue J.J. Astor & Co. a second warrant that is exercisable and issuable upon certain customary events of default to purchase up to 16,007 shares of Class A common stock with an exercise price per share equal to the closing price of the Class A common stock as traded in the applicable trading market on the date of the event of default, subject to adjustment (the “Default Warrants”). The Default Warrants were an embedded derivative that required bifurcation and recognition as a derivative liability (the “Default Warrant Derivative”). The Default Warrant Derivative instrument is recorded at fair value and marked‑to‑market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, and immediately prior to extinguishment of the December 2024 Loan on December 18, 2024, the Default Warrant Derivative was valued at zero.
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
Amounts borrowed under the July 2024 Convertible Note are secured by a lien on substantially all of the assets of the Company. In lieu of cash payments of accrued interest, SIV, in its sole discretion, may elect to receive shares of Class A common stock at an original conversion price of $132.27 per share. On the maturity date, subject to the satisfaction of applicable legal and regulatory conditions, all outstanding obligations under the July 2024 Convertible Note automatically convert into Class A common stock at the conversion price.
The July 2024 Convertible Note requires SIV’s consent to take certain actions, such as increasing compensation, purchasing assets, extending financing, making capital expenditures, repaying debts outside the ordinary course of business or investing in any entity or enterprise.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
The July 2024 Convertible Note can be prepaid in full at any time, subject to a prepayment penalty fee of 10%. The July 2024 Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of Momentus. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“July 2024 Default Interest Derivative”). The July 2024 Default Interest Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, December 31, 2024, and upon extinguishment at final maturity of the July 2024 Convertible Note on December 1, 2025, the July 2024 Default Interest Derivative was valued at zero.
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
As a third-party debt issuance cost related to the October 2024 Convertible Note, the Company agreed to issue investor warrants to purchase up to 20,009 shares of Class A common stock with an exercise price of $143.69 per share (the “Investor Warrants”). The Investor Warrants had a fair value of $2.0 million which was as accounted for as debt issuance costs allocated between two tranches of the October 2024 Convertible Note; $1.3 million was allocated to the first tranche and $0.7 million was allocated to the second tranche. The investor may not exercise the Investor Warrants prior to April 24, 2025, and the Investor Warrants will expire April 24, 2030. The Company determined the fair value of the warrants by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.50
Stock price	$132.27
Volatility	97.50%
Risk-free rate	4.05%
Dividend yield	0.00%
Amounts borrowed under the October 2024 Convertible Note are secured by a lien on substantially all of the assets of the Company. At any time after the date that is six months after the original issuance date of the October 2024 Convertible Note, SIV, in its sole discretion, may convert some or all of the outstanding obligations under the October 2024 Convertible Note into shares of Class A common stock at an original conversion price of $132.27 per share.
In addition, in connection with the first tranche of the October 2024 Convertible Note, the Company agreed to issue SIV warrants to purchase up to 15,124 shares of Class A common stock with an exercise price of $132.27 per share (the “October 2024 SIV Warrants”). The October 2024 SIV Warrants had a relative value of $0.8 million which was as accounted for as an additional debt issuance cost for the October 2024 Convertible Note. SIV may not exercise the October 2024 SIV Warrants prior to April 24, 2025, and the October 2024 SIV Warrants will expire April 24, 2030. The Company determined the fair value of the warrants by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.44
Stock price	$157.44
Volatility	97.50%
Risk-free rate	4.33%
Dividend yield	0.00%
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
The October 2024 Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The October 2024 Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of the Company. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“October 2024 Default Interest Derivative”). The October 2024 Default Interest Derivative instrument is recorded at fair value and marked‑to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, December 31, 2024, and December 31, 2025, the October 2024 Default Interest Derivative was valued at zero.
In November 2024, the Company amended the SIV Convertible Notes (the “November 2024 Amendment”). The November 2024 Amendment, among other things, accelerated the borrowing date for the second tranche of the October 2024 Convertible Note, for which the Company immediately borrowed the $1.0 million available under the second tranche, and provided that amounts owed under both the July 2024 Convertible Note and the October 2024 Convertible Note may be converted to Class A common stock at any time. The November 2024 Amendment was accounted for as an extinguishment of both of the SIV Convertible Notes. The Company recognized a $3.2 million loss on extinguishment in the consolidated statements of operations related to the November 2024 Amendment, resulting from the difference between the carrying value and reacquisition price of the July 2024 Convertible Note and the first tranche of the October 2024 Convertible Note. The Company recognized an aggregate debt premium of $1.2 million related to the July 2024 Convertible Note and the first tranche of the October 2024 Convertible Note as a result. Furthermore, the Company recognized an additional $0.3 million loss on extinguishment in the consolidated statements of operations for a debt premium resulting from the difference between the proceeds received and fair value of the second tranche of the October 2024 Convertible Note.
In addition, in connection with the November 2024 Amendment, the Company issued to SIV warrants to purchase up to 10,828 shares of Class A common stock with an exercise price of $132.27 per share (the “December 2024 SIV Warrants”). The December 2024 SIV Warrants had a relative value of $0.5 million which was as accounted for as an additional debt issuance cost for the second tranche of the October 2024 Convertible Note. SIV was prohibited to exercise the December 2024 SIV Warrants prior to April 24, 2025, and the December 2024 SIV Warrants will expire April 24, 2030. The Company determined the fair value of the warrants by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.38
Stock price	$139.94
Volatility	97.50%
Risk-free rate	4.08%
Dividend yield	0.00%
The Company capitalized cash debt issuance costs of $0.1 million in relation to the November 2024 Amendment. The debt issuance costs, including $0.7 million allocated from the Investor Warrants and $0.5 million related to the December 2024 SIV Warrants, and $0.3 million debt premium for the second tranche of the October 2024 Convertible Note were amortized over the term of the October 2024 Convertible Note, until the September 2025 Amendment discussed below, using an effective interest rate of 348%. The debt premium of $0.7 million related to the first tranche of the October 2024 Convertible Note was amortized over the term of the October 2024 Convertible Note, prior to the September 2025 Amendment, using an effective interest rate of (18)%.
On March 3, 2025, the Board of Directors of the Company approved a reduction in the conversion price for the July 2024 Convertible Note from $132.27 per share to $37.84 per share during the period beginning on March 3, 2025, and continuing until there are no further obligations outstanding under the July 2024 Convertible Note. The

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
reduction in the conversion price for the July 2024 Convertible Note was accounted for as an extinguishment. The Company recognized a $0.1 million gain on extinguishment in the consolidated statements of operations related to this extinguishment, resulting from the difference between the carrying value and reacquisition price of the July 2024 Convertible Note. The Company recognized a debt premium of $0.2 million related to the July 2024 Convertible Note, which was amortized over the term of the July 2024 Convertible Note, prior to the September 2025 Amendment, using an effective interest rate of (25)%.
On May 16, 2025, the Company offered SIV the opportunity to convert amounts outstanding under the July 2024 Convertible Note, at a reduced conversion price of $31.59 per share, into up to 6,307 shares of Class A common stock and, thereafter, to convert amount outstanding under the October 2024 Convertible Note, at a reduced conversion price of $31.59 per share. Pursuant to this offer, and as part of the Company’s May 2025 contractual repayment, on May 20, 2025, SIV converted $0.2 million of principal of the July 2024 Convertible Note into 6,307 shares of Class A common stock at a conversion price of $31.59 per share. The conversion was accounted for as a partial extinguishment of the July 2024 Convertible Note, resulting in a $0.01 million gain on extinguishment in the consolidated statements of operations. In addition to the $0.2 million of principal converted into equity, the Company repaid $0.3 million of principal in cash, and postponed $0.1 million of payments, including $0.06 million of principal and $0.04 million of interest, to the following quarter. The postponement was accounted for as a modification of the July 2024 Convertible Note. SIV did not convert any amounts outstanding under the October 2024 Convertible Note pursuant to this offer.
On September 8, 2025, the Company amended the SIV Convertible Notes (the “September 2025 Amendment”). The September 2025 Amendment, among other things, extended the maturity date of the July 2024 Convertible Note and the October 2024 Convertible Note to December 1, 2025, and March 1, 2026, respectively. As a result of the September 2025 Amendment, the $2.7 million outstanding principal amount of the October 2024 Convertible Note is payable in two tranches, with the first tranche of $1.0 million due on December 1, 2025, and the remaining $1.7 million, plus unpaid accrued interest, due at maturity on March 1, 2026. The September 2025 Amendment further changed the conversion price of both of the SIV Convertible Notes to an amount equal to the lower of (i) $19.81 per share and (ii) a 10% discount to the closing price of the Class A common stock on the day prior to each conversion, but in no event lower than $3.57 per share. The September 2025 Amendment was accounted for as an extinguishment of both of the SIV Convertible Notes. The Company recognized a $2.4 million loss on extinguishment in the consolidated statements of operations related to the September 2025 Amendment, resulting from the difference between the carrying value and reacquisition price of the SIV Convertible Notes.
In addition, in connection with the September 2025 Amendment, the Company issued to SIV warrants to purchase up to 112,045 shares of Class A common stock with an exercise price of $19.81 per share (the “September 2025 SIV Warrants”). The September 2025 SIV Warrants had a fair value of $1.7 million which was included in measurement of the September 2025 Amendment loss on extinguishment. The September 2025 SIV Warrants were exercisable immediately after issuance and will expire five years from the date of issuance. The Company determined the fair value of the September 2025 SIV Warrants by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.00
Stock price	$21.42
Volatility	87.50%
Risk-free rate	3.57%
Dividend yield	0.00%
Furthermore, in connection with the September 2025 Amendment, the Company also agreed to amend each of the October 2024 SIV Warrants and December 2024 SIV Warrants to purchase up to an aggregate of 25,951 shares of Class A common stock at an exercise price of $132.27 per share and a termination date of April 24, 2030 (the “SIV Modified Warrants”). The SIV Modified Warrants were amended on September 8, 2025, to have a reduced exercise price of $19.81 per share. The Company estimated the fair value of the SIV Modified Warrants immediately before and after modification using the BSM option pricing model and determined an incremental increase in fair value of approximately $0.2 million. The incremental change in fair value of the SIV Modified Warrants was included in

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
measurement of the September 2025 Amendment loss on extinguishment. The Company determined the incremental fair value of the SIV Modified Warrants by using a BSM option pricing model, with the following assumptions:

	Pre-modification	Post-modification
Expected term (years)	4.63	4.63
Stock price	$21.42	$21.42
Exercise price	$132.27	$19.81
Volatility	87.50%	87.50%
Risk-free rate	3.55%	3.55%
Dividend yield	0.00%	0.00%
The Company capitalized cash debt issuance costs of $0.03 and recognized a debt premium of $0.3 million on the October 2024 Convertible Note in relation to the September 2025 Amendment. The net debt premium of $0.3 million was being amortized over the term of the October 2024 Convertible Note, until the December 2025 Amendment discussed below, using effective interest rates of (7)% and (34)% for the first and second tranches of the October 2024 Convertible Note, respectively. The Company also recognized a $0.1 million debt discount on the July 2024 Convertible Note in relation to the September 2025 Amendment. The debt discount was being amortized over the term of the July 2024 Convertible Note, until extinguishment in December 2025, using an effective interest rate of 103%.
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
On December 5, 2025, the Company amended the October 2024 Convertible Note (the “December 2025 Amendment”). The December 2025 Amendment, among other things, deferred the first payment tranche of $1.0 million principal, originally due December 1, 2025, to May 1, 2026, and all remaining accrued unpaid interest, originally due March 1, 2026, to May 1, 2026. It also delayed the date on or after which the Company may incur up to $4.0 million of additional indebtedness pari passu with the October 2024 Convertible Note from December 1, 2025, to March 1, 2026.
In addition, in connection with the December 2025 Amendment, the Company issued to SIV warrants to purchase up to 13,446 shares of Class A common stock with an exercise price of $14.10 per share (the “December 2025 SIV Warrants”). The December 2025 SIV Warrants had a fair value of $0.1 million which was accounted for as a debt modification cost for the October 2024 Convertible Note. The December 2025 SIV Warrants are exercisable immediately after issuance and expire five years from the date of issuance. The Company determined the fair value of the December 2025 SIV Warrants by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.00
Stock price	$14.28
Volatility	82.50%
Risk-free rate	3.72%
Dividend yield	0.00%
The Company recognized $0.1 million of debt issuance costs related to the December 2025 SIV Warrants in addition to an unamortized debt premium of $0.1 million on the first tranche of the October 2024 Convertible Note. The net debt discount of $0.04 million is being amortized over the term of the October 2024 Convertible Note using

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
effective interest rates of 13% and 27% for the first and second tranches of the October 2024 Convertible Note, respectively.
During the year ended December 31, 2025, the Company converted $1.2 million of principal and $0.3 million of accrued interest on the July 2024 Convertible Note and the October 2024 Convertible Note into 77,087 shares of Class A common stock. Other than the conversion on May 20, 2025 discussed above, the conversions were accounted for under ASC Sub-Topic 470-20, with no gain or loss recognized. The Company paid $0.1 million to pay off the July 2024 Convertible Note in December 2025.
As of December 31, 2025, the October 2024 Convertible Note has a carrying value of $2.4 million, consisting of principal of $2.4 million, net unamortized discount of $0.03 million, and accrued interest of $0.3 million. The October 2024 Convertible Note has future scheduled maturities of $2.4 million in 2026. For the year ended December 31, 2025, interest recognized on the SIV Convertible Notes totaled $0.1 million. This amount consists of cash interest expense of $0.5 million partially offset by non-cash amortization of net debt premiums of $0.4 million. For the year ended December 31, 2024, interest recognized on the SIV Convertible Notes totaled $0.2 million. This amount consists of cash interest expense of $0.1 million partially offset by non-cash amortization of net debt discounts of $0.1 million.
Term Loan
On February 22, 2021, the Company entered into a Term Loan and Security Agreement (the “Term Loan”) with Western Technology Investment which provided the Company with up to $40.0 million in borrowing capacity at an annual interest rate of 12.0%. The Company borrowed $25.0 million of the Term Loan at inception of the agreement on March 1, 2021. The remaining $15.0 million of borrowing capacity is no longer available as the Company did not achieve certain milestones by the June 30, 2021, deadline. The repayment terms of the Term Loan provide for interest-only payments from March 1, 2021, through February 28, 2022.
Under the original terms, the principal amount was due and payable on March 1, 2022. However, during January 2022 the Company exercised its option to pay back the principal amount of the Term Loan over two years beginning on March 1, 2022, and ending on February 28, 2024.
The Company allocated the proceeds from the Term Loan agreement to the note and warrants issued in conjunction with the Term Loan comprising the financing agreement based on the relative fair value of the individual securities on the February 22, 2021, closing date of the agreements. The discount attributable to the note, an aggregate of $15.8 million, primarily related to the value of the warrant liability with immaterial issuance costs, was amortized using the effective interest method over the term of the note, originally maturing on March 1, 2022, but amended to being repaid over two years, recorded as interest expense. Because the discount on the note exceeds 62.6% of its initial face value, and because the discount is amortized over the period from issuance to maturity, the calculated effective interest rate up until January 2022 was 126.0%.
As a result of the exercised extended repayment schedule, the unamortized discount and issuance costs were recast over the updated term of the loan and resulted in a recalculated effective interest rate of 28.2%. Interest expense amortization related to the Term Loan was zero and $0.05 million for the years ended December 31, 2025 and 2024, respectively.
In January 2024, the Company repaid the remaining principal balance of the Term Loan.
Note 9. Stockholders' Equity (Deficit)
Common Stock and Preferred Stock
Effective December 17, 2025, the Company’s stockholders approved a 1-for-17.85 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 17.85 shares of Class A common stock issued and outstanding on December 17, 2025, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock.
In addition to the reverse stock split implemented in December 2025, the Company previously effected a 1-for-14 reverse stock split of the Company’s Class A common stock on December 12, 2024, whereby every 14 shares of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
Class A common stock issued and outstanding on December 12, 2024, were automatically combined into one share of Class A common stock. Any fractional shares resulting from the reverse stock split were rounded up to the next nearest whole share of Class A common stock.
To effectuate the December 2025 1-for-17.85 reverse stock split, the Company filed a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended. As a result of the reverse stock split, there was no change to par value and the total number of authorized shares of Class A common stock.
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
Each share of Series A preferred stock is non-voting and convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into 0.56 shares of Class A common stock. The Series A preferred stock is senior to the Company’s common stock with respect to dividends and liquidation distributions. In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A preferred stock are entitled to receive, before any payment to common stockholders, the greater of the $20.80 per share of Series A preferred stock or the as-converted value based on conversion into shares of Class A common stock. Holders are entitled to dividends on an as-converted basis, proportionate to any dividends declared on common stock, which are discretionary and non-cumulative. The Series A preferred stock is classified as permanent equity under ASC Topic 480, as it is not mandatorily redeemable and lacks redemption triggers outside of a final liquidation event.
Also on the effective date of the reverse stock split, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of Class A common stock into which the options, warrants and other convertible securities were exercisable or convertible by 17.85 and multiplying the exercise or conversion price thereof by 17.85, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and RSUs issued and issuable under the Company’s equity compensation plan.
The Company has retroactively adjusted all periods presented for the effects of the December 2025 1-for-17.85 reverse stock split.
Shares issued in settlement of accounts payable and customer deposits
During the year ended December 31, 2025, excluding the Baker & McKenzie LLP settlement discussed below, the Company settled $0.4 million of accounts payable and one deposit with several vendors and one customer, respectively, through the issuance of 14,737 shares of Class A common stock. The fair value of the shares issued was determined to be $0.4 million based on the closing price of the Class A common stock on the settlement dates and no gain or loss on extinguishment was recognized as fair value was equal to the carrying amount of the liabilities settled.
December 2025 Warrant Inducement
On December 9, 2025, the Company entered into a warrant inducement agreement (the “December 2025 Warrant Inducement”) with an investor who was holding the August 2025 Warrants (see discussion of the August 2025 Warrant Inducement below). Pursuant to the December 2025 Warrant Inducement, on December 9, 2025, the investor agreed to exercise for cash all 272,385 of the August 2025 Warrants at an exercise price of $13.74 per share. The investor paid gross proceeds of $3.7 million, before deducting offering fees and other expenses of $0.3 million payable by the Company. Prior to entering into the December 2025 Warrant Inducement, the August 2025 Warrants were immediately exercisable at an exercise price of $19.81 per share. Net proceeds of $3.4 million from the exercise of the August 2025 Warrants was recorded to additional paid-in capital.
The Company determined the fair value of the August 2025 Warrants immediately before and after modification by using a BSM option pricing model and the inducement exercise price of $13.74 per share, respectively, and determined an incremental increase in fair value of approximately $1.5 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the August 2025

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
Warrants was accounted for as an additional equity issuance cost for the December 2025 Warrant Inducement, which was recorded to additional paid-in capital. The significant inputs into the BSM option pricing model immediately before modification date are as follows:

Expected term (years)	4.77
Stock price	$13.57
Volatility	82.50%
Risk-free rate	3.76%
Dividend yield	0.00%
The Company agreed to issue new warrants to purchase up to 408,577 shares of Class A common stock, with an exercise price of $13.74 per share (the “December 2025 Warrants”), in consideration of the investor’s agreement to exercise the August 2025 Warrants. The December 2025 Warrants were exercisable immediately after issuance and expire five years from the date of issuance. The December 2025 Warrants meet the requirements for equity classification. The Company determined the fair value of the December 2025 Warrants at issuance by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.15
Stock price	$16.96
Volatility	82.50%
Risk-free rate	3.73%
Dividend yield	0.00%
The Company may not effect the exercise of certain December 2025 Warrants, and the investor will not be entitled to exercise any portion of any such December 2025 Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Class A common stock beneficially owned by the investor of such December 2025 Warrants (together with its affiliates) to exceed 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such December 2025 Warrants.
In connection with the December 2025 Warrant Inducement, the Company also agreed to amend the October 2025 Warrants (see discussion of the October 2025 Warrant Inducement below) to purchase up to an aggregate of 418,466 shares of Class A common stock at an exercise price of $25.53 per share. Prior to amendment, the October 2025 Warrants had a termination date of October 15, 2030. The October 2025 Warrants were amended on December 9, 2025, to have a reduced exercise price of $13.74 per share and will expire five years from the date of stockholder approval.
The Company estimated the fair value of the October 2025 Warrants immediately before and after modification using the BSM option pricing model and determined an incremental increase in fair value of approximately $0.6 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the October 2025 Warrants was accounted for as an additional equity issuance cost for the December 2025 Warrant Inducement, which was recorded to additional paid-in-capital. The significant inputs into the BSM option pricing model before and after the modification date are as follows:

	Pre-modification	Post-modification
Expected term (years)	5.16	5.16
Stock price	$13.57	$13.57
Volatility	82.50%	82.50%
Risk-free rate	3.79%	3.79%
Dividend yield	0.00%	0.00%
October 2025 Warrant Inducement Agreement
On October 14, 2025, the Company entered into a warrant inducement agreement (the “October 2025 Warrant Inducement”) with an investor who was holding the March 2025 Warrants (see discussion of the March 2025

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
Warrant Inducement below) and the July 2025 Warrants (see discussion of the July 2025 Offering below). Pursuant to the October 2025 Warrant Inducement, on October 14, 2025, the investor agreed to exercise for cash (i) 120,049 of the March 2025 Warrants at an exercise price of $25.53 per share and (ii) 158,929 of the July 2025 Warrants at an exercise price of $25.17 per share. The investor paid gross proceeds of $7.1 million, before deducting offering fees and other expenses of $0.5 million payable by the Company. Prior to entering into the October 2025 Warrant Inducement, the March 2025 Warrants and July 2025 Warrants were immediately exercisable at an exercise price of $35.70 per share and $25.17 per share, respectively. Net proceeds of $6.6 million from the exercise of the March 2025 Warrants and the July 2025 Warrants was recorded to additional paid-in capital.
The Company determined the fair value of the March 2025 Warrants and the July 2025 Warrants immediately before modification by using a BSM option pricing model and immediately after modification by using the inducement exercise prices of $25.53 per share and $25.17 per share, respectively. The Company determined an incremental aggregate increase in fair value of approximately $1.3 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the March 2025 Warrants and the July 2025 Warrants was accounted for as an additional equity issuance cost for the October 2025 Warrant Inducement, which was recorded to additional paid-in capital. The significant inputs into the BSM option pricing model immediately before the modification date are as follows:

	March 2025 Warrants	July 2025 Warrants
Expected term (years)	4.44	4.71
Stock price	$30.52	$30.52
Volatility	85.00%	85.00%
Risk-free rate	3.56%	3.58%
Dividend yield	0.00%	0.00%
The Company agreed to issue new warrants to purchase up to 418,466 shares of Class A common stock, with an exercise price of $25.53 per share (the “October 2025 Warrants”), in consideration of the investor’s agreement to exercise the March 2025 Warrants and July 2025 Warrants. The October 2025 Warrants are exercisable immediately after stockholder approval and will expire five years from the date of stockholder approval. The October 2025 Warrants meet the requirements for equity classification. The Company determined the fair value of the October 2025 Warrants at issuance by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.31
Stock price	$30.52
Volatility	85.00%
Risk-free rate	3.63%
Dividend yield	0.00%
The Company may not effect the exercise of certain October 2025 Warrants, and the investor will not be entitled to exercise any portion of any such October 2025 Warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of Class A common stock beneficially owned by the investor of such October 2025 Warrants (together with its affiliates) to exceed 9.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such October 2025 Warrants.
Baker & McKenzie LLP Settlement
On September 30, 2025, the Company entered into a General Release and Settlement Agreement (the “Settlement Agreement”) with Baker & McKenzie LLP (“B&M”) to settle an obligation of $1.1 million owed by the Company to B&M.
Pursuant to the Settlement Agreement, the Company agreed to (i) pay B&M $0.1 million in cash and (ii) enter into a Securities Purchase Agreement (the “B&M SPA”) to issue to B&M 32,527 Class A common stock and pre-funded warrants to purchase 19,210 shares of Class A common stock (the “B&M Pre-funded Warrants”). The B&M Pre‑funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance,

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
and will not expire until exercised. The Company evaluated the issuance of the B&M Pre-funded Warrants under ASC Topic 718 and determined that they are equity classified and should be measured at their grant-date fair value, with the related expense recognized immediately upon issuance, as the underlying services were fully rendered prior to grant. The fair value of the shares and B&M Pre-funded Warrants issued was determined to be $1.2 million, based on the closing price of the Class A common stock on the settlement date, resulting in $0.1 million of additional expense recognized for the difference between the fair value shares and pre-funded warrants and the carrying amount of the liability settled.
September 2025 Equity Line of Credit
As part of the September 2025 Private Placement, on September 25, 2025, the Company entered into an equity purchase agreement (the “ELOC”) with an investor and a registration rights agreement, pursuant to which the Company has the right, but not the obligation, to direct the investor to purchase up to $50.0 million in shares of Class A common stock, subject to certain limitations and conditions set forth in the ELOC, including the requirement that the trading price of the Class A common stock as listed on Nasdaq is at or above 106% of the purchase price, with a purchase price of $22.13 per share to be paid by the investor. The Company will control the timing and amount of any sale of shares pursuant to the ELOC.
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
In consideration for the investor’s execution and delivery of, and performance under, the ELOC, the Company issued prefunded warrants to purchase 37,816 shares of Class A common stock (the “ELOC Pre-funded Warrants”). The ELOC Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after issuance, and will not expire until exercised. Unless the ELOC is terminated by January 26, 2026, the number of exercisable prefunded warrants will increase to 42,017 shares. The ELOC Pre-funded Warrants are liability classified. The ELOC Pre-funded Warrants were initially measured at a fair value of $0.8 million on the issuance date, based on the closing price of the Class A common stock on the issuance date, with a corresponding allocation from the proceeds of the September 2025 Private Placement (see Note 8).
The ELOC Pre-funded Warrants liability is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. On November 21, 2025, the Company issued 37,816 shares of Class A common stock as a result of all of the ELOC Pre-funded Warrants being exercised and the Company received an immaterial amount of cash proceeds. The Company recognized $0.4 million in change in fair value of warrant liability in the consolidated statements of operations during the year ended December 31, 2025, related to the ELOC Pre-funded Warrants prior to exercise and, upon exercise, $0.4 million was recorded to additional paid-in capital.
On December 23, 2025, the Company entered into a First Amendment to the ELOC (the “ELOC Amendment”) with the investor. The ELOC Amendment modified the purchase price mechanism for shares issuable upon delivery of a put notice from a fixed price of $1.24 per share to a variable price equal to 94% of the lowest trading price of the Class A common stock reported during the three consecutive trading days commencing on the date the applicable put notice is delivered. No shares were sold under the ELOC, as amended, during the year ended December 31, 2025.
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
Any shares of Class A common stock to be offered and sold under the ATM Sales Agreement will be issued and sold (i) by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, or in negotiated transactions, if authorized by the Company, and (ii) pursuant to, and only upon the effectiveness of, a Registration Statement on Form S-3 filed by the Company with the SEC on September 22, 2025 for an offering of up to $50.0 million of various securities, including shares of the Company’s Class A common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings (the “Registration Statement”). Under the ATM Sales Agreement, AGP will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
On October 10, 2025, October 20, 2025, and December 12, 2025, the Company filed prospectus supplements to the Registration Statement increasing the aggregate principal amount to $9.2 million, $13.0 million, and $17.4 million, respectively. During the year ended December 31, 2025, the Company issued 757,193 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $13.6 million, before deducting estimated issuance costs of $0.5 million. The Company subsequently filed additional prospectus supplements to the Registration Statement increasing the aggregate principal amount (see Note 17).
The sales of Class A common stock under the ATM Sales Agreement triggered the downround provisions for each of the previously issued December 2024 Wolverine Warrants, Initial Tranche Warrants, and Second Tranche Warrants on December 2, 2025, December 19, 2025, and December 31, 2025. The Company recorded an aggregate deemed dividend of $0.1 million as a result of these downround adjustments, which were calculated using the BSM option pricing model with the following assumptions:

As of December 2, 2025	December 2024 Wolverine Warrants	Initial Tranche Warrants	Second Tranche Warrants
Expected term (years)	4.04	4.50	4.58
Stock price	$11.96	$11.96	$11.96
Exercise price before repricing	$19.81	$19.81	$19.81
Exercise price after repricing	$9.64	$9.64	$9.64
Volatility	85.00%	85.00%	85.00%
Risk-free rate	3.60%	3.63%	3.63%
Dividend yield	0.00%	0.00%	0.00%

As of December 19, 2025	December 2024 Wolverine Warrants	Initial Tranche Warrants	Second Tranche Warrants
Expected term (years)	3.99	4.46	4.53
Stock price	$8.73	$8.73	$8.73
Exercise price before repricing	$9.64	$9.64	$9.64
Exercise price after repricing	$9.05	$9.05	$9.05
Volatility	85.00%	85.00%	85.00%
Risk-free rate	3.61%	3.65%	3.66%
Dividend yield	0.00%	0.00%	0.00%

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)

As of December 31, 2025	December 2024 Wolverine Warrants	Initial Tranche Warrants	Second Tranche Warrants
Expected term (years)	3.96	4.43	4.50
Stock price	$4.87	$4.87	$4.87
Exercise price before repricing	$9.05	$9.05	$9.05
Exercise price after repricing	$5.70	$5.70	$5.70
Volatility	87.50%	87.50%	87.50%
Risk-free rate	3.64%	3.68%	3.69%
Dividend yield	0.00%	0.00%	0.00%
August 2025 Warrant Inducement
On August 13, 2025, the Company entered into a warrant inducement agreement (the “August 2025 Warrant Inducement”) with an investor who was holding the February 2025 Warrants (see discussion of the February 2025 Offering below) and the Investor Modified Warrants (see discussion of the July 2025 Offering below). Pursuant to the August 2025 Warrant Inducement, on August 13, 2025, the investor agreed to exercise for cash (i) 71,367 of the February 2025 Warrants at an exercise price of $19.81 per share and (ii) 64,826 of the remaining Investor Modified Warrants at an exercise price of $19.81 per share. The investor paid gross proceeds of $2.7 million, before deducting offering fees and other expenses of $0.3 million payable by the Company. Prior to entering into the August 2025 Warrant Inducement, the February 2025 Warrants and Investor were immediately exercisable at an exercise price of $67.83 per share and $25.17 per share, respectively. Net proceeds of $2.4 million from the exercise of the February 2025 Warrants and the Investor Modified Warrants was recorded to additional paid-in capital.
The Company determined the fair value of the February 2025 Warrants and the Investor Modified Warrants immediately before modification by using a BSM option pricing model and immediately after modification by using the inducement exercise price of $19.81 per share. The Company determined there was a decrease in the fair value of the February 2025 Warrants and the Investor Modified Warrants. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, a decrease in fair value is not recognized. The significant inputs into the BSM option pricing model immediately before the modification date are as follows:

	February 2025 Warrants	Investor Modified Warrants
Warrant term (years)	4.49	4.35	-	4.70
Stock price	$34.09	$34.09
Volatility	87.50%	87.50%
Risk-free rate	3.74%	3.73%	-	3.75%
Dividend yield	0.00%	0.00%
The Company agreed to issue new warrants to purchase up to 272,385 shares of Class A common stock, with an exercise price of $19.81 per share (the “August 2025 Warrants”), in consideration of the investor’s agreement to exercise the February 2025 Warrants and the Investor Modified Warrants. The August 2025 Warrants were exercisable immediately after issuance and expire five years from the date of issuance. The August 2025 Warrants meet the requirements for equity classification. The Company determined the fair value of the August 2025 Warrants at issuance by using a BSM option pricing model, with the following assumptions:

Warrant term (years)	5.09
Stock price	$34.09
Volatility	87.50%
Risk-free rate	3.78%
Dividend yield	0.00%
The Company may not effect the exercise of certain August 2025 Warrants, and the investor will not be entitled to exercise any portion of any such August 2025 Warrants, which, upon giving effect to such exercise, would cause the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
aggregate number of shares of Class A common stock beneficially owned by the investor of such August 2025 Warrants (together with its affiliates) to exceed 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such August 2025 Warrants.
July 2025 Public Offering
On July 01, 2025, the Company consummated a “best efforts” public offering (the “July 2025 Offering”) of an aggregate of (i) 38,096 shares of Class A common stock at a purchase price of $25.17 per share, (ii) pre-funded warrants (the “July 2025 Pre-funded Warrants”) to purchase 120,834 shares of Class A common stock, and (iii) warrants to purchase 158,925 shares of Class A common stock (the “July 2025 Warrants”).
The purchase price of each July 2025 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the July 2025 Offering minus $0.00001. The July 2025 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The July 2025 Warrants have an exercise price per share of Class A common stock equal to $25.17 per share and will expire five years from the date of issuance. The July 2025 Offering closed on July 01, 2025. Both the July 2025 Pre-funded Warrants and the July 2025 Warrants meet the requirements for equity classification.
The Company received aggregate gross proceeds from the July 2025 Offering of approximately $4.0 million, before deducting issuance costs of $0.6 million. Net proceeds of $3.4 million from the July 2025 Offering was recorded to additional paid-in-capital.
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
The Company estimated the fair value of the July 2025 Pre-funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price.
Also in connection with the July 2025 Offering, the Company agreed to amend the remaining Investor Modified Warrants still outstanding (see discussion of the March 2025 Warrant Inducement below) to purchase up to an aggregate of 64,826 shares of Class A common stock. Prior to amendment, the Investor Modified Warrants had an exercise price of $67.83 per share and a termination date of February 11, 2030. Upon amendment, each of the Investor Modified Warrants had a reduced exercise price of $25.17 per share and a termination date of July 1, 2030.
The Company estimated the fair value of the Investor Modified Warrants immediately before and after modification using the BSM option pricing model and determined an incremental increase in fair value of approximately $0.4 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the Investor Modified Warrants was accounted for as an additional equity issuance cost for

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
the July 2025 Offering, which was recorded to additional paid-in-capital. The significant inputs into the BSM option pricing model before and after the modification date are as follows:

	Pre-modification			Pre-modification
Warrant term (years)	4.47	-	4.82	4.47	-	4.82
Stock price	$21.78			$21.78
Volatility	90.00%			90.00%
Risk-free rate	3.76%	-	3.78%	3.76%	-	3.78%
Dividend yield	0.00%			0.00%
Subsequent to the July 2025 Offering, during the year ended December 31, 2025, the Company issued 120,834 shares of Class A common stock as a result of all of the July 2025 Pre-funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
Master Services Agreement with Velo3D, Inc.
On April 12, 2025, the Company entered into a Master Services Agreement (the “MSA”) with Velo3D, Inc. (“VLD”), a provider of additive manufacturing solutions, also referred to as 3D printing, pursuant to which VLD will provide services to design and produce components and systems that will be utilized by the Company or its customers in its spacecraft, systems, and components. The MSA has a term of five years and provides the Company with priority access to manufacturing capacity equivalent to approximately $3,000,000 annually, corresponding to the output of two Sapphire XC 3D metal printers or comparable equipment. If the Company does not fully utilize this capacity in a given year, it may receive credits equal to 20% of the unused value (net of service fees paid) in the first year and 50% thereafter. The Company has an option to purchase the equipment after the second anniversary of the MSA at 70% of its amortized value.
In exchange for the services, the Company issued an aggregate of 26,749 shares of Class A common stock and 673,408 shares of Series A preferred stock. The grant-date fair value of the equity issued was determined to be $10.7 million, based upon the enterprise value of the company on the date of the transaction and considering the quoted market price of the Class A common stock on the issuance date for the common shares issued and, for the Series A preferred stock, an as-converted basis using the same closing price adjusted for its conversion ratio and features. A Discount for Lack of Marketability (“DLOM”) was applied to the aggregate valuation. This discount was determined based on certain assumptions, including a volatility rate of 45.0% per year and a length of holding period restriction of 0.5 years. The Company evaluated the issuance of these shares under ASC Topic 718 and determined that shares were equity classified and, at contract inception, there was no recognition required related to the MSA as no goods or services had been delivered.
The credit provision related to unused capacity was determined to be an embedded derivative under ASC Topic 815 (the “Credit Provision Derivative”). The Credit Provision Derivative was bifurcated from the contract and is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the inception date, the Credit Provision Derivative was valued at zero.
On August 14, 2025, the Company irrevocably waived its right under the MSA to cancel shares of the Company’s capital stock held by VLD upon expiration or termination of the MSA (the “VLD Amendment”). The shares of Series A preferred stock held by VLD are fully vested and non-forfeitable. This amendment was accounted for as a Type I Modification under ASC Topic 718 and the Company recognized the grant-date fair value of $10.7 million immediately as a prepaid asset. Of the $10.7 million recognized on August 14, 2025, $2.1 million was recorded within prepaids and other current assets and $8.6 million was recorded within other non-current assets in our consolidated balance sheets. As only term that changed as a result of the VLD Amendment was related to vesting, there was no change in fair value of the equity issued as a result of the amendment and no incremental fair value recognized. The prepaid asset will be amortized to expense over the 5 year period of the MSA as services are provided to the Company.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
On October 17, 2025, VLD converted 126,000 shares of the Company’s Series A preferred stock into 70,588 shares of Class A common stock.
During the year ended December 31, 2025, the Company only received $0.1 million out of the $3.0 million annual prepayment of services from VLD. The Company determined that $1.7 million of the prepaid services will not be utilized in the first annual period of the MSA and are thus not recoverable as of December 31, 2025. As a result, $1.7 million of prepaid design and productions services were written off and recognized as an impairment loss in selling, general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2025. In relation to this underutilization of prepaid services, the recognized loss was partially offset by $0.2 million of other income recognized in other expense in the consolidated statements of operations during the year ended December 31, 2025, for a recognized increase in the fair value of the Credit Provision Derivative of $0.2 million as of December 31, 2025. The Credit Provision Derivative asset is recorded in prepaids and other current assets in the consolidated balance sheets.
March 2025 Warrant Inducement
On March 20, 2025, the Company entered into a warrant inducement agreement (the “March 2025 Warrant Inducement”) with an investor who was holding the Investor Modified Warrants (see discussion of the February 2025 Offering below). Pursuant to the March 2025 Warrant Inducement, on March 21, 2025, the investor agreed to exercise for cash 60,025 of the Investor Modified Warrants at an exercise price of $34.45 per share. The investor paid gross proceeds of $2.1 million, before deducting offering fees and other expenses of $0.2 million payable by the Company. Prior to entering into the March 2025 Warrant Inducement, the Investor Modified Warrants were immediately exercisable at an exercise price of $67.83 per share. Net proceeds of $1.9 million from the exercise of the Investor Modified Warrants was recorded to additional paid-in capital.
The Company agreed to issue new warrants to purchase up to 120,049 shares of Class A common stock, with an exercise price of $35.70 per share (the “March 2025 Warrants”), in consideration of the investor’s agreement to exercise the Investor Modified Warrants. The March 2025 Warrants were exercisable immediately after issuance and expire five years from the date of issuance. The March 2025 Warrants meet the requirements for equity classification.
The Company may not effect the exercise of certain March 2025 Warrants, and the investor will not be entitled to exercise any portion of any such March 2025 Warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of Class A common stock beneficially owned by the investor of such March 2025 Warrants (together with its affiliates) to exceed 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such March 2025 Warrants.
On March 24, 2025, only 18,544 shares of Class A common stock were delivered to the investor due to beneficial ownership limitations upon the exercise of the Investor Modified Warrants. The remaining 41,481 shares were subsequently delivered to the investor during the year ended December 31, 2025.
February 2025 Public Offering
On February 11, 2025, the Company consummated a “best efforts” public offering (the “February 2025 Offering”) of an aggregate of (i) 16,807 shares of Class A common stock at a purchase price of $70.06 per share, (ii) pre‑funded warrants (the “February 2025 Pre-funded Warrants”) to purchase 54,560 shares of Class A common stock, and (iii) warrants to purchase 71,367 shares of Class A common stock (the “February 2025 Warrants”).
The purchase price of each February 2025 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the February 2025 Offering minus $0.00001. The February 2025 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The February 2025 Warrants have an exercise price per share of Class A common stock equal to $67.83 and will expire five years from the date of issuance. The February 2025 Offering closed on February 11, 2025. Both the February 2025 Pre-funded Warrants and the February 2025 Warrants meet the requirements for equity classification.

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
Also in connection with the February 2025 Offering, the Company entered into a Placement Agency Agreement on February 11, 2025, with the agency that assisted with the February 2025 Offering. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the February 2025 Offering and issued warrants (the “February 2025 Placement Agent Warrants”) to purchase 3,569 shares of Class A common stock at an exercise price of $77.07, exercisable immediately upon issuance. The February 2025 Placement Agent Warrants will expire five years from the date of issuance.
The Company estimated the fair value of the February 2025 Pre-funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price.
Additionally, in connection with the February 2025 Offering, the Company agreed to amend the September 2024 Class A Warrants, September 2024 Class B Warrants (see discussion of the September 2024 Offering below), December 2024 Warrants (see discussion of the December 2024 Offering below), and Investor Warrants (collectively, the “Investor Modified Warrants”) to purchase up to an aggregate of 40,017, 20,009, 44,818, and 20,009 shares of Class A common stock, respectively. Prior to amendment, the September 2024 Class A Warrants, September 2024 Class B Warrants, and Investor Warrants had an exercise price of $143.69 per share and the December 2024 Warrants had an exercise price of $108.53 per share. The September 2024 Class A Warrants, September 2024 Class B Warrants, December 2024 Warrants, and Investor Warrants had termination dates of March 17, 2030, March 17, 2026, December 18, 2029, and April 24, 2030, respectively. Upon amendment, each of the Investor Modified Warrants had a reduced exercise price of $67.83 per share and a termination date of February 11, 2030.
Subsequent to the February 2025 Offering, during the year ended December 31, 2025, the Company issued 54,560 shares of Class A common stock as a result of all of the February 2025 Pre-funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
December 2024 Securities Purchase Agreement
On December 17, 2024, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “December 2024 Offering”) (i) 12,886 shares of Class A common stock at a purchase price of $110.67 per share, (ii) pre-funded warrants (the “December 2024 Pre-funded Warrants”) to purchase 31,933 shares of Class A common stock, and (iii) warrants to purchase 44,818 shares of Class A common stock (the “December 2024 Warrants”).
The purchase price of each December 2024 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the December 2024 Offering minus $0.00001. The December 2024 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The December 2024 Warrants have an exercise price per share of Class A common stock equal to $108.53 and will expire five years from the date of issuance. The December 2024 Offering closed on December 18, 2024. Both the December 2024 Pre-funded Warrants and the December 2024 Warrants meet the requirements for equity classification.
The Company received aggregate gross proceeds from the December 2024 Offering of approximately $5.0 million, before deducting estimated issuance costs of $0.5 million. Net proceeds of $4.4 million from the December 2024 Offering was recorded to additional paid-in-capital.
In connection with the December 2024 Offering, the Company entered into a Placement Agency Agreement on December 17, 2024, with the agency that assisted with the December 2024 Offering. The Company paid a cash

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
placement agent commission equal to 7.0% of gross proceeds from the December 2024 Offering and issued warrants (the “December 2024 Placement Agent Warrants”) to purchase 2,241 shares of Class A common stock at an exercise price of $121.74 per share, exercisable immediately upon issuance. The December 2024 Placement Agent Warrants will expire five years from the date of issuance. The $0.3 million fair value of the December 2024 Placement Agent Warrants was accounted for as an additional equity issuance cost for the December 2024 Offering, which was recorded to additional paid‑in‑capital.
The Company estimated the fair value of the December 2024 Pre-funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the December 2024 Warrants and the December 2024 Placement Agent Warrants using the BSM option pricing model. The significant inputs into the BSM option pricing model at the initial recognition date are as follows:

	December 2024 Warrants	December 2024 Placement Agent Warrants
Warrant term (years)	5	5
Volatility	97.50%	97.50%
Risk-free rate	4.40%	4.40%
Dividend yield	—%	—%
Subsequent to the December 2024 Offering, during the year ended December 31, 2024, the Company issued 20,561 shares of Class A common stock as a result of the exercise of some of the December 2024 Pre-funded Warrants. The Company issued 11,373 shares of Class A common stock as a result of the exercise of the remaining December 2024 Pre-funded Warrants in January 2025. The Company received an immaterial amount of cash proceeds from the exercise of the December 2024 Pre-funded Warrants.
September 2024 Securities Purchase Agreement
On September 15, 2024, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to an investor in a private placement transaction (the “September 2024 Offering”), (i) pre-funded warrants (the “September 2024 Pre-funded Warrants”) to purchase 20,009 shares of the Company’s Class A common stock at a purchase price of $137.45 per share, (ii) Class A warrants to purchase 40,017 shares of Class A common stock (the “September 2024 Class A Warrants”), and (iii) Class B warrants to purchase 20,009 shares of Class A common stock (the “September 2024 Class B Warrants” and, collectively with the September 2024 Class A Warrants, the “September 2024 Warrants”).
The September 2024 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after issuance, and will not expire until exercised. The September 2024 Warrants have an exercise price per share of Class A common stock equal to $143.69. The September 2024 Class A Warrants will expire on March 17, 2030, and the September 2024 Class B Warrants will expire on March 17, 2026. The investor may not exercise the September 2024 Warrants until 6 months after the original issuance date of the September 2024 Warrants. The September 2024 Offering closed on September 17, 2024. Both the September 2024 Pre-funded Warrants and the September 2024 Warrants meet the requirements for equity classification.
The Company received aggregate gross proceeds from the September 2024 Offering of approximately $2.8 million, before deducting estimated placement agent commissions and expenses of $0.3 million. Net proceeds of $2.4 million from the September 2024 Offering was recorded to additional paid-in-capital.
In connection with the September 2024 Offering, the Company entered into a Placement Agency Agreement on September 15, 2024, with the agency that assisted with the September 2024 Offering. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the September 2024 Offering and issued warrants (the “September 2024 Placement Agent Warrants”) to purchase 1,001 shares of Class A common stock and 1,001 shares of Class B common stock at an exercise price of $158.06 per share, exercisable commencing on or after March 14, 2025. One half of the September 2024 Placement Agent Warrants have a term of 18 months from the date of issuance and the other half have a term of five years from the date of issuance. The $0.1 million fair value of the

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
September 2024 Placement Agent Warrants was accounted for as an additional equity issuance cost for the September 2024 Offering, which was recorded to additional paid-in-capital.
The Company estimated the fair value of the September 2024 Pre-Funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the September 2024 Warrants and the September 2024 Placement Agent using the BSM option pricing model. The significant inputs into the BSM option pricing model at the initial recognition date are as follows:

	September 2024 Class A Warrants	September 2024 Class B Warrants	September 2024 Placement Agent Warrants
Warrant term (years)	5.50	1.50	1.49
Volatility	97.50%	97.50%	97.50%
Risk-free rate	3.46%	3.79%	3.79%
Dividend yield	—%	—%	—%
Subsequent to the September 2024 Offering, during the year ended December 31, 2024, the Company issued 20,009 shares of Class A common stock as a result of all of the September 2024 Pre-funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
Cashless Exercise of Warrants
In August 2024, the Company issued 35,700 shares of Class A common stock in connection with the cashless exercise of certain outstanding warrants (see discussion of each type of warrants below).
March 2024 Securities Purchase Agreement
On March 4, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “March 2024 Offering”), (i) an aggregate of 5,283 shares of the Company’s Class A common stock at a purchase price of $216.16 per share, (ii) pre‑funded warrants (the “March 2024 Pre-funded Warrants”) to purchase 13,223 shares of the Company’s Class A common stock, and (iii) warrants to purchase 18,505 shares of Class A common stock (the “March 2024 Warrants”).
The purchase price of each March 2024 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the March 2024 Offering minus $0.00001. The March 2024 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The March 2024 Warrants have an exercise price per share of Class A common stock equal to $184.93 per share and will expire five years from the date of issuance. The March 2024 Offering closed on March 7, 2024. Both the March 2024 Pre-funded Warrants and the March 2024 Warrants meet the requirements for equity classification.
The Company received aggregate gross proceeds from the March 2024 Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.5 million. Net proceeds of $3.5 million from the March 2024 Offering were recorded to additional paid-in-capital.
The Company estimated the fair value of the March Pre-Funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
value of the March Warrants using the BSM option pricing model. The significant inputs into the BSM option pricing model at the initial recognition date are as follows:

Warrant term (years)	5.00
Volatility	97.50%
Risk-free rate	4.07%
Dividend yield	—%
In connection with the March 2024 Offering, the Company agreed to amend the January 2024 Warrants (see discussion of the January 2024 Offering below) to purchase up to an aggregate of 14,754 shares of Class A common stock at an exercise price of $239.90 per share. Prior to amendment, the January 2024 Warrants had a termination date of January 17, 2029. Upon shareholder approval of the amendment, the January 2024 Warrants had a reduced exercise price of $184.93 per share and a termination date of June 28, 2029.
The Company estimated the fair value of the January 2024 Warrants immediately before and after modification using the BSM option pricing model and determined an incremental increase in fair value of approximately $0.1 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the January 2024 Warrants was accounted for as an additional equity issuance cost for the March 2024 Offering, which was recorded to additional paid-in-capital. The significant inputs into the BSM option pricing model before and after the modification date are as follows:

	Pre-modification	Post-modification
Warrant term (years)	4.87	5.00
Volatility	95.00%	95.00%
Risk-free rate	4.22%	4.21%
Dividend yield	0.00%	0.00%
Subsequent to the March 2024 Offering, during the year ended December 31, 2024, the Company issued 13,223 shares of Class A common stock as a result of all of the March 2024 Pre-funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
January 2024 Securities Purchase Agreement
On January 12, 2024, the Company entered into a Securities Purchase Agreement, with an investor, pursuant to which the Company issued and sold to the investor in a registered direct offering (the “January 2024 Offering”), (i) an aggregate of 3,602 shares of the Company’s Class A common stock at a purchase price of $271.14 per share, (ii) pre-funded warrants (the “January 2024 Pre-funded Warrants”) to purchase 11,153 shares of the Company’s Class A common stock, and (iii) warrants to purchase 14,754 shares of Class A common stock (the “January 2024 Warrants”).
The purchase price of each January 2024 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the January 2024 Offering minus $0.00001. The January 2024 Pre-funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The January 2024 Warrants have an exercise price per share of Class A common stock equal to $239.90 per share and will expire five years from the date of issuance. The January 2024 Offering closed on January 17, 2024. Both the January 2024 Pre-funded Warrants and the January 2024 Warrants meet the requirements for equity classification.
The Company received aggregate gross proceeds from the January 2024 Offering of approximately $4.0 million, before deducting estimated issuance costs of $0.4 million. Net proceeds of $3.6 million from the January 2024 Offering were recorded to additional paid-in-capital.
The Company estimated the fair value of the January Pre-funded Warrants based on the fair value of the Company’s Class A common stock on the issuance date, less the $0.00001 exercise price. The Company estimated the fair value

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (Deficit) (cont.)
of the January 2024 Warrants using the BSM option pricing model. The significant inputs into the BSM option pricing model at the initial recognition date are as follows:

Expected term (years)	5.00
Volatility	97.50%
Risk-free rate	4.02%
Dividend yield	—%
In connection with the January 2024 Offering, the Company agreed to amend each of the warrants issued in November 2023 to purchase up to an aggregate of 23,244 shares of Class A common stock at an exercise price of $964.61 per share (the “November 2023 Modified Warrants”). Prior to amendment, the November 2023 Modified Warrants had a termination date of November 9, 2028. The November 2023 Modified Warrants were amended on May 9, 2024, to have a reduced exercise price of $136.02 per share and a termination date of May 9, 2029.
The Company estimated the fair value of the November 2023 Modified Warrants immediately before and after modification using the BSM option pricing model and determined an incremental increase in fair value of approximately $1.2 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the November 2023 Modified Warrants was accounted for as an additional equity issuance cost for the January 2024 Offering, which was recorded to additional paid-in-capital. The significant inputs into the BSM option pricing model before and after the modification date are as follows:

	Pre-modification	Post-modification
Expected term (years)	4.83	5.00
Volatility	97.50%	97.50%
Risk-free rate	3.85%	3.84%
Dividend yield	0.00%	0.00%
Subsequent to the January 2024 Offering, during the year ended December 31, 2024, the Company issued 11,153 shares of Class A common stock as a result of all of the January 2024 Pre-funded Warrants being exercised and the Company received an immaterial amount of cash proceeds.
Public and Private Warrants
As of December 31, 2025, the Company had Public and Private Warrants outstanding to purchase 691 shares and 903 shares of Class A common stock, respectively, related to the Business Combination. The warrants entitle the registered holder to purchase stock at a price of $143,693 per share, subject to adjustment, at any time commencing on August 12, 2021. The Public and Private Warrants expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Private Warrants assumed in connection with the Business Combination are accounted for as a derivative liability. The Public Warrants and the legacy outstanding Private Warrants were recorded as equity within the consolidated statements of stockholders' equity (deficit).
Contingent Sponsor Earnout Shares
As a result of the Business Combination, the Company modified the terms of 116 shares of Class A common stock held by SRAC’s sponsor (the “Sponsor Earnout Shares”), such that all such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $156,188, two thirds of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $187,425, and one third of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $218,663, in each case, prior to the fifth anniversary of the Business Combination. Certain events which change the number of outstanding shares of Class A common stock, such as a split, combination, or recapitalization, among other potential events, will equitably adjust the target vesting prices above. The Sponsor Earnout Shares may not be transferred without the Company’s consent until the shares vest.

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
2021 Equity Incentive Plan
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which 479 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive stock options, NSOs, RSAs, stock appreciation rights (“SARs”), RSUs, and performance awards. The Board of Directors determines the period over which grants become exercisable. The 2021 Plan became effective immediately following the Closing. The 2021 Plan has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to (i) three percent (3.0%) of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Board of Directors.
On May 19, 2025, the Company adopted the first amendment to the 2021 Plan to increase the number of shares of Class A common stock available for issuance under the 2021 Plan by 53,222 shares. All other terms of the 2021 Plan remained the same.
During the year ended December 31, 2025, the shares available for grant under the 2021 Plan increased by 57,871 due to the evergreen provision and increases approved by the Board of Directors and 2 due to forfeitures. As of December 31, 2025, there were 18,980 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP”), under which 128 shares of Class A common stock were initially reserved for issuance. The 2021 ESPP provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase or (ii) 128 shares. Participation in the 2021 ESPP has been suspended by the Board of Directors. The 2021 ESPP became effective immediately following the Closing. The Company has an outstanding liability pertaining to the 2021 ESPP of $4 thousand as of December 31, 2025, included in accrued expenses, for employee contributions to the 2021 ESPP, which will be refunded to participants due to the suspension of the plan. As of December 31, 2025, there were 194 shares remaining available for issuance.
2022 Inducement Equity Plan
In February 2022, the Company adopted the 2022 Inducement Equity Plan (the “2022 Plan”), under which 321 shares of Class A common stock were initially reserved for issuance. The 2022 Plan allows for the issuance of

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
NSOs, RSAs, SARs, RSUs, and stock bonus awards, subject to certain eligibility requirements. The Board of Directors determines the period over which grants become exercisable and grants generally vest over a four‑year period.
On March 22, 2023, the Company adopted the first amendment to the 2022 Plan to increase the number of shares of Class A common stock available for issuance under the 2022 Plan from 321 shares of Class A common stock to 561 shares of Class A common stock. All other terms of the 2022 Plan remained the same.
On May 8, 2023, the Company adopted the second amendment to the 2022 Plan to increase the number of shares of Class A common stock available for issuance under the 2022 Plan from 561 shares of Class A common stock to 641 shares of Class A common stock. All other terms of the 2022 Plan remained the same.
During the year ended December 31, 2025, the shares available for grant under the 2022 Plan increased by 14,000 due to increases approved by the Board of Directors. As of December 31, 2025, only RSU grants have been made under the 2022 Plan and there were 6,360 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plan, for the year ended December 31, 2025:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	76	$20,245.33
Granted	2,352	28.06
Forfeitures	(4)	17,647.50
Outstanding as of December 31, 2025	2,424	$632.86	9.3	$—
Exercisable as of December 31, 2025	1,808	$842.10	9.2	$—
Vested and expected to vest as of December 31, 2025	2,424	$632.86	9.3	$—
As of December 31, 2025, there was a total of $0.01 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the year ended December 31, 2025. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2024	332	$25,887.80
Granted	46,269	22.89
Released	(3,822)	1,469.20
Forfeited	(175)	6,450.86
Outstanding as of December 31, 2025	42,604	$68.29
Included in the outstanding RSUs as of December 31, 2025, are 1,824 vested RSUs that have not yet been released. As of December 31, 2025, there was a total of $1.0 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.5 years.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development expenses	$628	$793
Selling, general and administrative expenses	2,644	5,700
Total	$3,272	$6,493
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Year Ended December 31,
(in thousands)	2025	2024
Options	$92	$289
RSUs & RSAs	3,180	6,204
Total	$3,272	$6,493
Note 11. Net Loss Per Share
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
As the Company incurred a net loss for the years ended December 31, 2025 and 2024, the inclusion of preferred stock, certain options, unvested stock units, warrants, convertible promissory notes, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Year Ended December 31,
	2025	2024
Preferred shares outstanding	306,672	—
Options and unvested stock units outstanding	45,028	410
Warrants outstanding	1,124,725	158,242
Convertible promissory notes	238,031	40,080
Contingent Sponsor Earnout Shares	116	116
Total	1,714,572	198,848
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
and minimum purchases stipulated. As of December 31, 2025, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
2026	$996
Total	$996
Legal Proceedings
Securities Class Actions
On July 15, 2021, a purported stockholder of SRAC filed a putative class action complaint against SRAC, SRC-NI Holdings, LLC (“Sponsor”), Brian Kabot (SRAC CEO), James Norris (SRAC CFO), Momentus, and the Company’s co-founder and former CEO, Mikhail Kokorich, in the United States District Court for the Central District of California, in a case captioned Jensen v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05744 (the “Jensen class action”). The complaint alleges that the defendants omitted certain material information in their public statements and disclosures regarding the Business Combination, in violation of the securities laws, and seeks damages on behalf of a putative class of stockholders who purchased SRAC stock between October 7, 2020, and July 13, 2021. Subsequent complaints captioned Hall v. Stable Road Acquisition Corp., et al., No. 2:21-cv-05943 and Depoy v. Stable Road Acquisition Corp., et al., No. 2:21-cv-06287 were consolidated in the first filed matter (collectively, referred to as the “Securities Class Actions”). An amended complaint was filed on November 12, 2021. The Company disputes the allegations in the Securities Class Actions.
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
On April 23, 2024, the Court entered an order and judgment finally approving the settlement of the Securities Class Actions. A group of plaintiffs asserting the Delaware Class Actions (see below) objected to the scope of the release in the settlement, and the Court overruled the objection. Those objectors may or may not appeal the Court’s decision to overrule their objections and approve the settlement. The Company does not know the timing of when such an appeal, if filed, would be heard. If the objectors do not appeal the approval of the settlement, or if their appeal is ultimately rejected by the Court of Appeals, then the settlement will resolve all claims in the Securities Class Actions against the Company (except as to any shareholders that may elect to opt-out of the class). The Company and the other defendants have denied and continue to deny each and all of the claims alleged in the Securities Class Actions, and the proposed settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. In the event that a court, on appeal or otherwise, overturns the approval of the settlement, the Company will continue to vigorously defend against the claims asserted in the Securities Class Actions.
As a result of the agreement to settle the Securities Class Action, the Company recorded a litigation settlement contingency of $8.5 million. The Company additionally recorded an insurance receivable of $4.0 million for the insurance proceeds expected from its insurers related to the settlement. The net amount of $4.5 million was recognized in litigation settlement, net during the year ended December 31, 2022. As of December 31, 2024, the contingent liability in relation to Securities Class Action had been paid in full.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
Shareholder Derivative Litigation
On June 20, 2022, a shareholder derivative action was filed by Brian Lindsey, on behalf of the Company, in the U.S. District Court for the Central District of California, Case No. 2:22-cv-04212, against the Company (as a nominal defendant), SRAC, Brian Kabot, Juan Manuel Quiroga, James Norris, James Hofmockel, Mikhail Kokorich, Dawn Harms, Fred Kennedy, Chris Hadfield, Mitchel B. Kugler, Victorino Mercado, Kimberly A. Reed, Linda J. Reiners, and John C. Rood. This derivative action alleges the same core allegations as stated in the Securities Class Actions litigation. The defendants dispute the allegations as stated in this derivative action. On September 27, 2022, the plaintiff filed his Notice of Voluntary Dismissal without Prejudice seeking to dismiss the case. Because the plaintiff’s dismissal of this derivative action was voluntary and without prejudice, this plaintiff and/or other shareholders may seek to re‑file the claims asserted in this matter at a later date. As noted below, Brian Lindsey re‑filed a shareholder derivative action in Delaware Chancery Court on June 30, 2023.
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
On September 16, 2024, the U.S. District Court for the Northern District of California issued an order primarily approving the settlement and providing for notice of the settlement to stockholders of the Company in the matters captioned Hanna v. Kabot, et al., Case No. 5:23-cv-00374 (N.D. Cal.); Rivlin v. Kabot, et al., Case No. 2:23‑cv-03120 (C.D. Cal.);  Lindsey v. Quiroga, et al., Case No. 20230674 (Del. Ch.); and the litigation demand made by Momentus stockholder, Kamal Qureshi (collectively, the “Derivative Matters”). The proposed settlement calls for the Company to adopt certain corporate governance reforms and pay lead plaintiffs’ attorney’s fees, litigation expenses, and lead plaintiff service awards.
The order set a final approval hearing for November 21, 2024, and the U.S. District Court for the Northern District of California approved the settlement agreement, including the dismissal with prejudice of all claims against the defendants, via Order dated January 10, 2025. The matter was fully covered under the Company’s insurance policy, and all associated legal fees and settlement costs were paid directly by the insurer. As a result, the Company did not incur any expenses related to legal fees or settlement costs in connection with this matter.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies (cont.)
SAFE Note Litigation
On July 20, 2022, The Larian Living Trust (“TLLT”) filed an action against the Company in New Castle County Superior Court, Delaware, in the Complex Commercial Litigation Division, Case No. N22C-07-133 EMD CCLD. TLLT pleads claims for fraudulent inducement and breach of contract arising from two investment contracts pursuant to which TLLT alleges it invested $4.0 million in the Company. TLLT alleges that a “liquidity event” occurred when the Company closed the Business Combination, such that it was entitled to the greater of its $4.0 million investment or its “Conversion Amount” of the Company’s shares, which was a total of 59 shares of the Company’s stock. TLLT further alleges that the Company refused to provide it the conversion amount of shares until April 2022, at which point the value of its shares had dropped significantly from their peak value in August of 2021, in excess of $7.6 million. TLLT seeks damages in excess of $7.6 million, in addition to interests and its attorney’s fees and costs. On March 16, 2023, the Company’s motion to dismiss TLLT’s claims was denied and the parties will move forward with discovery. On July 13, 2023, the Company filed a motion for partial summary judgment. The hearing on the Company’s motion for partial summary judgment was set for November 8, 2023, TLLT filed an Answering Brief on September 15, 2023, and the Company filed a Reply Brief on October 16, 2023. On January 31, 2024, the Superior Court denied the Company’s motion for partial summary judgment. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company and TLLT have held settlement discussions, but an agreement in principle has not been finalized. On April 30, 2025, the Court entered an order stating that the matter would be dismissed for want of prosecution if no proceedings are undertaken within 30 days of that date. No such proceedings have been instituted by the plaintiff after the filing of that order.
Founder Litigation
On June 8, 2021, former co-founders and shareholders of the Company, Mikhail Kokorich and Lev Khasis, signed the NSA alongside stock repurchase agreements, whereby they agreed to divest their interests in the Company in exchange for a cash payment and other considerations. As part of the NSA and stock repurchase agreements, Messrs. Kokorich and Khasis agreed to a broad waiver and release of all claims (broadly defined) against the Company. The Company has maintained that this release is effective as to various advancement and indemnification claims either individual may have against the Company.
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
The Company continues to maintain that Mr. Kokorich’s release in the NSA and stock repurchase agreements is effective as to his claims for advancement and indemnification in these litigation matters. On August 16, 2022, Mr. Kokorich filed a verified complaint against the Company in the Delaware Court of Chancery (Case No. 2022‑0722) seeking indemnification and advancement from the Company. Following the Company filing a motion to dismiss this action, on November 14, 2022, Mr. Kokorich filed an amended complaint. Additional motions to dismiss and replies were filed and considered at a hearing on February 2, 2023. The Delaware Court of Chancery granted the Company’s motion to dismiss the Kokorich indemnification claim action on May 15, 2023. On June 13, 2023, Mr. Kokorich filed a notice of appeal. On July 28, 2023, Mr. Kokorich filed Appellant’s Brief. The Company filed Appellee’s Answering Brief on August 28, 2023, and Mr. Kokorich filed a Reply Brief on September 15, 2023. The oral argument on Mr. Kokorich’s appeal was scheduled for November 15, 2023. On November 30, 2023, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery.
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
On March 5, 2026, Lev Khasis filed a verified complaint against the Company in Delaware Court of Chancery (Case No. 2026-0179-DG) seeking indemnification and advancement expenses from the Company in connection with the NSA and investigation by the Securities and Exchange Commission. Legal counsel to Khasis indicated that total expenses for which Khasis seeks indemnification is approximately $1.2 million plus legal expenses in connection with this suit. The Company believes it is probable that it can settle this claim for an amount of approximately $0.4 million. The Company is attempting to resolve these claims, but there can be no assurances a resolution will be achieved.
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
On May 26, 2023, plaintiffs filed a stipulation and proposed order for consolidation and appointment of co-lead plaintiffs and co-lead plaintiffs’ counsel designating the complaint filed in the Lora Action as the operative complaint. On June 30, 2023, the defendants each filed a motion to dismiss the complaint. On October 26, 2023, plaintiffs filed their answering briefs in opposition to the motions to dismiss, and the defendants’ reply briefs were due to be filed on or before December 14, 2023, and a hearing on the motions to dismiss was held for February 1, 2024.
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
ANV Global Services Inc. (“ANV”), the insurer who issued a Side-A directors and officers liability insurance policy that provides coverage for the SRAC directors and officers, has asserted a claim against the Company for indemnification of certain former SRAC directors and officers in connection with a lawsuit captioned In re Momentus, Inc. Stockholders Litigation, No. 2023-0322, pending in the Delaware Court of Chancery (the “Consolidated Delaware Action”). ANV has requested reimbursement of $1.2 million for defense costs paid and contribution to a global settlement and has indicated it is prepared to file suit if a settlement is not reached. The Company has made a settlement offer of $0.1 million in shares of Class A common stock to each of the three former SRAC directors and officers subject to the Consolidated Delaware Action. Discussions with ANV and the affected individuals are ongoing, but there can be no assurances a resolution will be achieved.
Indemnification Claims
On July 31, 2024, certain former employees of the Company obtained a legal judgment in the amount of $0.5 million inclusive of interest and expenses related to claims for the advancement and reimbursement of certain legal expenses of the former employees. The Company paid the former employees $0.5 million in September 2024.
Lease Restoration
The Company entered a lease for office space at 1762 Automation Parkway, San Jose, California 95131 in December 2025. The Company has leased a facility at 3901 North First Street, San Jose, California 95134 (“3901”) that expires on March 31, 2026. The Company intends to vacate 3901 on or before lease termination.
Under the sublease for 3901, the Company has an obligation to restore certain modifications prior to termination of the lease. The Company is unable to complete these restorations on that timeline and is negotiating with the sublandlord and the landlord regarding a financial settlement. The Company believes that it is probable that it will be required to pay a yet-to-be-determined amount of restoration costs. Total restoration costs should not exceed $0.7 million to $0.8 million based on construction proposals received by the Company and the sublandlord. However, the Company’s obligation to restore certain alterations is subject to the landlord’s having designated such alterations for removal at the time the landlord approved the Company’s alteration plans. The Company has requested documentation from the landlord to evidence the Company’s restoration obligations. The Company has not yet received such documentation. The Company has recorded an asset retirement obligation (“ARO”) of $0.5 million related to these restoration costs, which it believes represents the low end of the range of possible loss.
The landlord has presented a construction proposal for $1.4 million and is claiming additional damages. The Company disputes the landlord’s construction proposal and any additional damages.
The Company is attempting to resolve these claims, but there can be no assurances a resolution will be achieved.
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
Accrued Loss Contingencies
As of December 31, 2025, the Company has recorded accruals for certain probable loss contingencies and an ARO. These include $0.4 million accrued for the Khasis claim, $0.3 million for the ANV claim, and a $0.5 million ARO recognized for the 3901 sublease. The $0.7 million of probable loss contingencies are recorded in litigation settlement contingency in the consolidated balance sheets, and the $0.5 million ARO is recorded in other current liabilities in the consolidated balance sheets. The Company believes these accruals are adequate based on information currently available.
Note 13. Income Taxes
The Company’s pretax loss, disaggregated between domestic and foreign sources, is as follows:

	Year Ended December 31,
	2025	2024
United States	$(30,468)	$(34,946)
International	—	—
Loss before income taxes	$(30,468)	$(34,946)
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

(in thousands)	Year Ended December 31, 2025		Year Ended December 31, 2024
Tax at U.S. statutory rate	$(6,398)	21.0%	$(7,297)	21.0%
State income taxes, net of federal benefit	(1,453)	4.8%	(811)	2.3%
Tax law changes	8	—%	—	—%
Change in valuation allowance	6,453	(21.2)%	9,184	(26.4)%
Nondeductible items	1,431	(4.7)%	929	(2.7)%
Loss on extinguishment of debt	1,239		894
Legal contingencies	166		—
Fines and penalties	14		33
Stock-based compensation (ISOs)	12		2
Changes in unrecognized tax benefits	—	—%	(2,015)	5.8%
Other items	(41)	0.1%	10	—%
	$—	—%	$—	—%
The state income taxes, net of federal benefit, primarily relate to California, Virginia, and New York, which together comprise more than 50% of the amount.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Income Taxes (cont.)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$60,915	$47,769
Research and development credits	4,842	4,842
Capitalized research and development costs (including Section 59(e))	8,953	15,306
Start-up and organization costs	15,351	16,530
Stock-based compensation	7,548	6,725
Intangibles	43	36
Property and equipment	394	257
Operating lease liabilities	1,871	241
Total deferred tax assets before valuation allowance	99,917	91,706
Valuation allowance	(98,078)	(91,624)
Total deferred tax assets	1,839	82
Deferred tax liabilities:
Operating lease right-of-use assets	(1,839)	(82)
Total deferred tax liabilities	(1,839)	(82)
Net deferred tax assets	$—	$—
Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025 the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2025 was an increase of $6.5 million.
As of December 31, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of $259.6 million and $103.4 million, respectively, which will begin to expire in 2037, with $246.9 million of the Company’s federal net operating loss carryforward lasting indefinitely. As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $202.6 million and $79.6 million, respectively. As of December 31, 2025, the Company had federal and California research and development credit carryforwards of $4.0 million and $3.1 million, respectively. As of December 31, 2024, the Company had federal and California research and development credit carryforwards of $4.0 million and $3.1 million, respectively. The federal research and development credit carryforwards will begin to expire in 2039, while the California research and development credits carry forward have an indefinite life.
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
As of December 31, 2025 and 2024, the total amount of gross unrecognized tax benefits was $1.8 million and $1.8 million, respectively, including no interest and penalties. As of December 31, 2025, none of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company’s policy is to

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Income Taxes (cont.)
recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no changes in uncertain tax positions during the years ended December 31, 2025 and 2024.
The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2021 for federal purposes and 2020 for state purposes, except in certain limited circumstances.
Before Vigoride 3 launch, the Company was in start-up phase and had no revenue recognized as of May 31, 2022. Under Section 195(b), all the expenses other than R&D, taxes and interest income/expense must be capitalized and amortized from the date the Company starts active trade or business. The Company began active trade or business as of June 1, 2022 and amortized Section 195(b) costs for the remainder of the year. As of December 31, 2025 and 2024, the Company has Section 195(b) gross deferred tax assets of $64.2 million and $69.8 million, respectively.
One Big Beautiful Bill Act
On July 4, 2025, a budget and reconciliation package known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. Among other provisions, the OBBBA amends U.S. tax law including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.
Note 14. Related Party Transactions
Related Party Promissory Notes
On June 21, 2024, the Company issued six promissory notes for an aggregate amount of $0.5 million to participating directors and an officer of the Company. The proceeds from the notes were used to pay for employee retention payments, working capital, and general corporate expenses. Each note issued bore an annual interest rate of 5.12% equal to the minimum applicable federal rate published by the Internal Revenue Service for June 2024. Each note held a maturity date of September 30, 2024, and was secured by the Company’s assets. Principal and interest payments were due by the maturity date and the notes would have become immediately due upon the occurrence of certain customary event of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like. On September 12, 2024, the six promissory notes were repaid in full to the participating directors and officer of the Company.
Note 15. Segment Information
The Company operates as one operating segment. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss and net cash used in operations to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between research and development and selling, general and administrative expenses and determination of cash from financing activities required.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Segment Information (cont.)
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Service revenue	$1,110	$2,114
Cost of revenue	2	66
Gross profit	1,108	2,048
Operating expenses:
Research and development expenses	9,190	9,782
Selling, general and administrative expenses	19,173	21,949
Total operating expenses	28,363	31,731
Loss from operations	(27,255)	(29,683)

Other income (expense), net:
Realized loss on disposal of assets	—	(188)
Interest income	57	25
Interest expense	(677)	(395)
Loss on debt extinguishment	(2,827)	(4,258)
Change in fair value of convertible debt carried at fair value	(835)	—
Change in fair value of warrant liability	2,330	—
Other expense	(1,261)	(447)
Total other income (expense), net	(3,213)	(5,263)
Net loss	$(30,468)	$(34,946)
See the consolidated financial statements for other financial information regarding the Company’s operating segment. The Company’s long-lived tangible assets, as well as the Company’s operating ROU assets recognized on the consolidated balance sheets are located in the United States.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Supplemental Disclosures for Consolidated Statements of Cash Flows
Supplemental disclosures for the accompanying consolidated statements of cash flows consist of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Purchases of intangible assets in accounts payable and accrued expenses at period end	$—	$20
Issuance of preferred stock and common stock for prepaid services	10,672	—
Issuance of common stock in settlement of accounts payable and customer deposits	1,646	—
Issuance costs related to warrant modifications	3,822	1,272
Issuance costs related to placement agent warrants	—	386
Issuance of common stock upon partial conversion of convertible note	1,470	—
Relative fair value of warrants issued with convertible notes	—	1,305
Relative fair value of warrants issued with loan payable	—	121
Fair value of warrants issued for debt issuance costs	130	2,000
Issuance of common stock upon exercise of warrant liability	414	—
Operating lease right-of-use assets obtained in exchange of lease obligations	7,568	—
Remeasurement of operating lease right-of-use assets and lease obligations	—	3,845

Supplemental disclosure of cash flow information
Cash paid for interest	$102	$106
Operating lease payments included in operating cash flows	1,627	1,580
Note 17. Subsequent Events
January 2026 Securities Purchase Agreement
On January 5, 2026, the Company entered into a Securities Purchase Agreement for a private placement of securities. The private placement closed on January 6, 2026, resulting in aggregate gross proceeds of approximately $5.0 million, before deducting placement agent commissions and offering expenses.
Pursuant to the agreement, the Company issued (i) pre-funded warrants to purchase an aggregate of 925,926 shares of Class A common stock at an exercise price of $0.00001 per share (exercisable immediately and with no expiration date until fully exercised), and (ii) Class A common warrants to purchase an aggregate of 925,926 shares of Class A common stock at an exercise price of $5.40 per share (exercisable following stockholder approval and expiring five years from the stockholder approval date). The securities were sold without registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and Rule 506(b) thereunder.
The Company also issued placement agent warrants to AGP to purchase 46,296 shares of Class A common stock at an exercise price of $5.94 per share, exercisable beginning 180 days after the commencement of sales in the offering.
The warrants include beneficial ownership limitations (4.99% of outstanding Class A common stock or voting power) and are subject to standard adjustments for stock splits, dividends, and similar events. The Company is obligated to file a resale registration statement covering the shares issuable upon exercise of the warrants within specified timeframes.
Convertible Note Exchange
On January 9, 2026, the Company exchanged the May 2025 Convertible Note for a new unsecured convertible promissory note (the “January 2026 Convertible Note”) with substantially similar terms, except that the conversion price on the January 2026 Convertible Note was reduced from $29.8095 to $10.00 per share of Class A

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Subsequent Events (cont.)
common stock. The Company then immediately converted the January 2026 Convertible Note into 50,000 shares of Class A common stock.
Partial Conversion of Convertible Note
In January and March 2026, the Company converted principal and accrued interest of a portion of the October 2024 Convertible Note into 155,000 shares of Class A common stock.
At-The-Market Offering
On February 6, 2026, the Company filed a prospectus supplement to the Registration Statement increasing the aggregate principal amount to $21.6 million and, on February 9, 2026, the Company filed another prospectus supplement to the Registration Statement further increasing the aggregate principal amount to $50.0 million. If the Company is eligible to increase the aggregate principal amount available to be sold under the Registration Statement in the future, the Company may file additional supplemental prospectuses to the Registration Statement.
During January, February, and March of 2026, the Company issued an aggregate of 2,203,615 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $13.3 million, before deducting estimated issuance costs of $0.4 million. Up to $23.1 million in aggregate principal amount of an indeterminate amount of shares of the Class A common stock may still be sold under the ATM Sales Agreement.
Conversion of Series A preferred stock
On February 9, 2026, VLD converted 547,408 shares of the Company’s Series A preferred stock into 306,672 shares of Class A common stock. As a result of the conversion, there are no shares of the Company’s Series A Preferred Stock outstanding.
Shares issued in settlement of accounts payable
In March 2026, the Company settled $0.1 million of accounts payable with a vendor through the issuance of 5,723 of Class A common stock.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our Disclosure Controls as of December 31, 2025. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were effective as of December 31, 2025.
Our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
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
In connection with the preparation of this report, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Tables of Contents
Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because the Company is not an accelerated filer and not a large accelerated filer.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2025, the Company remediated the material weakness in internal control over financial reporting related to misclassification errors in our accounting for certain matters that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, and that remained disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. Management implemented the planned remediation steps, including the preparation of a detailed remediation plan with specific control enhancements, briefing of the Disclosure Committee and Audit Committee (and the full Board of Directors), and ongoing monitoring and testing of the enhanced controls. These remediation steps were completed during the fourth quarter of 2025. After completion of these steps, management performed testing of the remediated controls and concluded that the material weakness has been fully remediated and that internal control over financial reporting is effective as of December 31, 2025.
Other than the remediation efforts described above, there were no changes in internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

Tables of Contents
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Our Corporate Governance Guidelines, the charters for our Audit, Compensation, Disclosure, and Nominating and Corporate Governance Committees and our Code of Conduct covering all employees, including our principal executive officer and principal financial officers, are available on our website, investors.momentus.space, under the “Governance – Governance Overview” caption. A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Momentus Inc., 1762 Automation Parkway, San Jose, California 95131. We intend to disclose any amendments to or waivers of the Code of Conduct on behalf of our principal financial officer and persons performing similar functions on our website, at investors.momentus.space, promptly following the date of any such amendment or waiver.
The information required by this item will be set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports,” and “Board Matters” in the definitive Proxy Statement for our Annual Meeting of Stockholders in 2026 (the “2026 Proxy Statement”) and is incorporated by reference herein.
ITEM 11. Executive Compensation
The information required by this item will be set forth under the captions “Executive Compensation,” and “Corporate Governance” in the 2026 Proxy Statement and is incorporated by reference herein.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in the 2026 Proxy Statement and is incorporated by reference herein.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in the 2026 Proxy Statement and is incorporated by reference herein.
ITEM 14. Principal Accountant Fees and Services
The information required by this item will be set forth under the caption “Independent Public Accountants” in the 2026 Proxy Statement and is incorporated by reference herein.
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

Tables of Contents

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of April 7, 2021, by and among Stable Road Acquisition Corp., Project Marvel First Merger Sub, Inc., Project Marvel Second Merger Sub, LLC, and Momentus Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on June 29, 2021).

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
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 22, 2023).

3.3
Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Momentus Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2024).

3.4
Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Momentus Inc., dated April 12, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 14, 2025).

3.5
Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended, of Momentus Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2025).

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
3.7	First Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2023).
4.1
Warrant Agreement, dated November 7, 2019, between Continental Stock Transfer & Trust Company and SRAC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 7, 2023).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 16, 2024).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 7, 2024).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
4.8	Form of Class A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
4.9	Form of Class B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 16, 2024).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 16, 2024).
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024).
4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 18, 2024).
4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 18, 2024).
4.14	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.15	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.16	Amendment to Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 13, 2025).

Tables of Contents

4.17	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
4.18	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 21, 2025).
4.19	Form of Warrant (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-287712) filed on June 2, 2025).
4.20	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
4.21	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
4.22	Amendment to Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
4.23
Junior Secured Convertible Note Due September 25, 2026, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

4.24	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit C to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2025).
4.25
Junior Secured Convertible Note Due September 25, 2026, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

4.26
Common Stock Purchase Warrant, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

4.27	AIR Warrant, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 29, 2025).
4.28
Pre-Funded Common Stock Purchase Warrant, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

4.29
Pre-Funded Common Stock Purchase Warrant, dated September 30, 2025, between Momentus Inc. and Baker & McKenzie LLP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2025).

4.30	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 15, 2025).
4.31	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025).
4.32	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 9, 2026).
4.33	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 9, 2026).
4.34	Description of Securities (incorporated by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-286661) filed on April 22, 2025).
10.1
Amended and Restated Registration Rights Agreement, dated as of August 12, 2021, by and among the Company, Sponsor, and certain other parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.2	Form of Insider Letter (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-233980) filed on October 10, 2019).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.4#†	Momentus 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.5#†	Form of option award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.6#†	Form of RSU award agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.7#†	Momentus 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

Tables of Contents

10.8#†	Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-263525) filed on March 14, 2022).
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

10.11#	Form of option award agreement under 2022 Inducement Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2022).
10.12#	Form of RSU award agreement under 2022 Inducement Equity Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2022).
10.13	Employment Agreement of John C. Rood dated June 24, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.14#†	Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
10.15	SEC Order in Administrative Proceeding 3-20393 (incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4 (Registration No. 333-249787) filed on July 21, 2021).
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

Tables of Contents

10.32
Convertible Promissory Note dated May 13, 2025 by and between Momentus Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2025).

10.33
Master Services Agreement, dated April 12, 2025, by and between Momentus Inc. and Velo3D, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2025).

10.34	First Amendment to the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2025).
10.35
Loan Agreement, dated May 30, 2025, by and between Momentus Inc. and J.J. Astor & Co. (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (Registration No. 333-287712) filed on June 2, 2025).

10.36
Amendment to Loan Agreement and Registration Rights Agreement, dated June 17, 2025, by and between Momentus Inc. and J.J. Astor & Co. (as incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-287712) filed on June 18, 2025).

10.37
Letter Agreement, dated June 17, 2025, by and between Momentus Inc. and A.G.P./Alliance Global Partners amending that certain Convertible Promissory Note dated May 13, 2025 by and between Momentus Inc. and A.G.P./Alliance Global Partners (as incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (Registration No. 333-288123) filed on June 18, 2025).

10.38	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2025).
10.39*	Employment Agreement, dated February 14, 2025, by and between Jon Layman and the Company.
10.40	Employment Agreement, dated August 1, 2025, by and between Lon Ensler and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2025).
10.41
Form of Warrant Inducement Agreement, by and between Momentus Inc. and the Holder identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2025).

10.42
Note Amendment Agreement, dated September 8, 2025, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.43
Amended and Restated Secured Convertible Promissory Note, dated September 8, 2025, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.44
Amended and Restated Secured Convertible Promissory Note, dated September 8, 2025, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.45
Note Amendment Agreement, by and between Space Infrastructures Ventures, LLC and Momentus Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2025).

10.46
Securities Purchase Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.47
Registration Rights Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.48
Security Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.49
Equity Purchase Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.50
First Amendment to Equity Purchase Agreement, dated December 23, 2025, by and between Yield Point NY LLC and Momentus Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2025).

10.51
EPA Registration Rights Agreement, dated September 25, 2025, between Momentus Inc. and Yield Point NY, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 29, 2025).

Tables of Contents

10.52
General Release and Settlement Agreement, dated September 30, 2025, between Momentus Inc. and Baker & McKenzie LLP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2025).

10.53
Securities Purchase Agreement, dated September 30, 2025, between Momentus Inc. and Baker & McKenzie LLP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2025).

10.54
Registration Rights Agreement, dated September 30, 2025, between Momentus Inc. and Baker & McKenzie LLP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2025).

10.55
Form of Warrant Inducement Agreement, by and between Momentus Inc. and the Holder identified on the signature page thereto incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2025).

10.56
Form of Warrant Inducement Agreement, by and between Momentus Inc. and the Holder identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025).

10.57	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2026).
10.58	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 9, 2026).
10.59	Unsecured Convertible Promissory Note issued by Momentus Inc. dated January 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2026).
19.1*	Momentus Inc. Insider Trading Policy.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
23.1*	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm.
24.1	Power of Attorney (filed as part of the signature page)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Momentus Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on June 6, 2024).
99.1	Notice of Pendency and Proposed Settlement of Derivative Matters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 26, 2024).
99.2	Stipulation and Agreement of Settlement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 26, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
__________
#    Management contract or compensatory plan or arrangement
*     Filed herewith
**     Furnished herewith
†Certain of the exhibits and schedules to this Exhibit List have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Tables of Contents
ITEM 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MOMENTUS INC.
Date: March 31, 2026	By:	/s/ John C. Rood
	Name:	John C. Rood
	Title:	Chief Executive Officer

Date: March 31, 2026	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Chief Financial Officer
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
Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Rood	Chief Executive Officer and Director	March 31, 2026
John C. Rood	(Principal Executive Officer)
/s/ Lon Ensler	Chief Financial Officer	March 31, 2026
Lon Ensler	(Principal Financial and Accounting Officer)
/s/ Brian Kabot	Director	March 31, 2026
Brian Kabot
/s/ Chris Hadfield	Director	March 31, 2026
Chris Hadfield
/s/ Kimberly A. Reed	Director	March 31, 2026
Kimberly A. Reed
/s/ Linda J. Reiners	Director	March 31, 2026
Linda J. Reiners
/s/ Mitchel B. Kugler	Director	March 31, 2026
Mitchel B. Kugler
/s/ Vic Mercado	Director	March 31, 2026
Vic Mercado