Form 10-Q
period 2026-03-31
Momentus Inc.
filed 2026-05-13
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 9,992,398 shares of Class A common stock as of May 13, 2026.

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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to raise additional capital to finance its longer-term business plan; the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellites and satellite components; the ability to market and sell transportation services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for small satellites and satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology and Tape Spring Solar Array; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties described under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the

Tables of Contents
“SEC”) on March 31, 2026. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, may not be exhaustive.
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

Tables of Contents
PART I. Financial Information
ITEM 1. Financial Statements
MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,482	$12,806
Restricted cash, current	105	55
Accounts receivable	396	—
Insurance receivable	100	100
Prepaids and other current assets	5,173	9,321
Total current assets	29,256	22,282
Property, machinery and equipment, net	498	953
Intangible assets, net	188	201
Operating right-of-use asset	7,290	7,686
Other non-current assets	8,631	9,197
Total assets	$45,863	$40,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,740	$4,081
Accrued liabilities	2,244	2,272
Loan payable, current	1,897	3,479
Contract liabilities, current	357	4,058
Operating lease liability, current	726	836
Litigation settlement contingency	2,062	802
Other current liabilities	571	541
Total current liabilities	11,597	16,069
Contract liabilities, non-current	120	120
Warrant liability	3	3
Operating lease liability, non-current	6,978	6,987
Total non-current liabilities	7,101	7,110
Total liabilities	18,698	23,179
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Series A preferred stock, $0.00001 par value; 20,000,000 shares authorized and 0 issued and outstanding as of March 31, 2026; 20,000,000 shares authorized and 547,408 issued and outstanding as of December 31, 2025	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 5,840,006 issued and outstanding as of March 31, 2026; 250,000,000 shares authorized and 2,165,559 issued and outstanding as of December 31, 2025	—	—
Class B common stock, $0.00001 par value; 0 shares authorized and 0 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	475,223	455,718
Accumulated deficit	(448,058)	(438,578)
Total stockholders’ equity	27,165	17,140
Total liabilities and stockholders’ equity	$45,863	$40,319

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Service revenue	$3,215	$322
Cost of revenue	1,398	—
Gross profit	1,817	322
Operating expenses:
Research and development expenses	4,169	1,915
Selling, general and administrative expenses	6,340	4,592
Total operating expenses	10,509	6,507
Loss from operations	(8,692)	(6,185)
Other income (expense), net:
Realized loss on disposal of assets	(326)	—
Interest income	114	4
Interest expense	(586)	156
Gain on debt extinguishment	—	58
Other income (expense)	10	(205)
Total other income (expense), net	(788)	13
Net loss	$(9,480)	$(6,172)
Net loss per share, basic and diluted	$(2.15)	$(29.29)
Weighted average shares outstanding, basic and diluted	4,399,749	210,719

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Preferred stock – Series A		Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	547,408	$—	2,165,559	$—	$455,718	$(438,578)	$17,140
Issuance of common stock upon release of RSUs	—	—	73	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(4)	—	—	—	—
Issuance of common stock upon conversion of preferred stock	(547,408)	—	306,672	—	—	—	—
Issuance of common stock under At-The-Market Offering, net of issuance costs	—	—	2,203,615	—	12,929	—	12,929
Issuance of pre-funded warrants and warrants in private placement, net of issuance costs	—	—	—	—	4,580	—	4,580
Issuance of common stock upon exercise of pre-funded warrants	—	—	945,136	—	—	—	—
Issuance of common stock in settlement of accounts payable	—	—	5,723	—	95	—	95
Issuance of common stock upon exercise of warrant liability	—	—	4,202	—	—	—	—
Issuance of common stock for convertible note principal and interest	—	—	159,030	—	973	—	973
Issuance of common stock in relation to the convertible debt settlement	—	—	50,000	—	606	—	606
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	322	—	322
Net loss	—	—	—	—	—	(9,480)	(9,480)
Balance, March 31, 2026	—	$—	5,840,006	$—	$475,223	$(448,058)	$27,165

Balance, December 31, 2024	—	$—	155,781	$—	$400,183	$(407,993)	$(7,810)
Issuance of common stock upon release of RSUs	—	—	110	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(24)	—	(1)	—	(1)
Issuance of common stock and related warrants in registered offering, net of issuance costs	—	—	16,807	—	4,401	—	4,401
Issuance of common stock upon exercise of pre-funded warrants	—	—	65,932	—	—	—	—
Issuance of common stock in connection with warrant inducement, net of issuance costs	—	—	18,544	—	1,889	—	1,889
Issuance of common stock for convertible note principal and interest	—	—	10,645	—	664	—	664
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	(6,172)	(6,172)
Balance, March 31, 2025	—	$—	267,795	$—	$408,193	$(414,165)	$(5,972)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Tables of Contents
MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,480)	$(6,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328	324
Amortization of debt (premium) and issuance costs	480	(315)
Amortization of right-of-use assets	396	59
Loss on disposal of fixed assets	326	—
Loss on debt extinguishment	—	(58)
Stock-based compensation expense	322	1,057
Change in fair value of convertible notes for legal services	275	—
Changes in operating assets and liabilities:
Accounts receivable	(396)	879
Prepaids and other current assets	4,148	(1,363)
Other non-current assets	566	153
Accounts payable	(245)	716
Accrued liabilities	(28)	(119)
Accrued interest	24	127
Other current liabilities	31	—
Contract liabilities	(3,701)	758
Operating lease liability	(120)	(191)
Litigation settlement contingency	1,260	—
Other non-current liabilities	—	(30)
Net cash used in operating activities	(5,814)	(4,175)
Cash flows from investing activities:
Purchases of property, machinery and equipment	(197)	—
Proceeds from sale of property, machinery and equipment	12	—
Net cash used in investing activities	(185)	—
Cash flows from financing activities:
Payment of convertible notes	(783)	(288)
Proceeds from exercise of warrants	—	2,068
Payments for issuance costs related to exercise of warrants	—	(179)
Repurchase of Section 16 Officer shares for tax coverage exchange	—	(1)
Proceeds from issuance of common stock, pre-funded warrants and related warrants	18,335	5,000
Payments for issuance costs related to common stock, pre-funded warrants and related warrants	(826)	(599)
Net cash provided by financing activities	16,726	6,001

Increase in cash, cash equivalents and restricted cash	10,727	1,826
Cash, cash equivalents, and restricted cash, beginning of period	12,861	1,572
Cash, cash equivalents, and restricted cash, end of period	$23,588	$3,398

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
Momentus has launched five missions to date, deployed 17 customer satellites, and provided hosted payload services. Four of these missions involved operation of the Vigoride Orbital Service Vehicle (“OSV”) in orbit. During these four Vigoride missions, the system and technology were tested repeatedly. Improvements based on lessons learned during these missions were rapidly incorporated. As a result of these four missions, the Vigoride OSV has been successfully demonstrated in space and accumulated significant flight heritage.
The Company launched its latest OSV, Vigoride 7, on March 30, 2026 to low Earth orbit (“LEO”) with 10 payloads During this mission, which is expected to last several months, the Company is scheduled to provide hosted payload services to a range of U.S. Government customers with payloads aboard, including the Defense Advanced Research Projects Agency (“DARPA”), SpaceWERX, which is the innovation organization of the U.S. Space Force, the U.S. Air Force Research Laboratory, the National Aeronautics and Space Administration (“NASA”), as well as commercial customers.
In addition to the Vigoride OSV, Momentus is also offering its M-1000 satellite bus which has substantial commonality with Vigoride. With a growing demand for satellite bus services, Momentus is positioned to advance its hardware and flight-proven technology for this market. The M-1000 bus is a flexible option to meet various mission requirements. Innovations to improve sensor capability, maneuverability, increased power, and lower costs are integrated into the product. Momentus believes it can manufacture satellite buses like the M-1000 at a rapid and scalable pace.
Capital Resources and Recent Financing Transactions
During the three months ended March 31, 2026, the Company received Net cash provided by financing activities of approximately $16.7 million primarily from sales of Class A common stock. Since March 31, 2026, the Company also completed a private placement of securities for gross proceeds of $5.0 million and certain convertible notes were fully converted into shares of Class A common stock. See Notes 9 and 16 for additional details. These proceeds, combined with service revenue received during the quarter ended March 31, 2026, have improved the liquidity and financial position of the Company over December 31, 2025. The Company also raised approximately $10.5 million from sales of Class A common stock in May 2026.
In prior periods, the Company disclosed that conditions and events raised substantial doubt regarding its ability to continue as a going concern. Management believes that, as a result of the financings and related transactions completed since December 31, 2025, substantial doubt no longer exists.
Based on the Company’s current cash position, expected operating plan and forecasted liquidity needs, management has concluded that the Company has sufficient resources to fund operations and meet its obligations for at least the twelve-month period following the issuance date of these condensed consolidated interim financial statements.
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
The Company’s forecasts and operating plans are subject to risks and uncertainties as discussed above under Cautionary Note Regarding Forward-Looking Statements, and actual results could differ from management’s expectations.

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
Note 2. Summary of Significant Accounting Policies
Consolidated Interim Financial Information
The accompanying condensed consolidated interim financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2025 was derived from the Company’s consolidated audited financial statements but does not include all disclosures required by GAAP for consolidated audited financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (the “FASB”).
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The accompanying condensed consolidated interim financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2026, and December 31, 2025, the results of operations for the three months ended March 31, 2026 and 2025, the statements of changes in stockholders’ equity (deficit) for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2026, are not necessarily indicative of the results for the year ending December 31, 2026, or for any future period. These condensed consolidated interim financial statements should be read in conjunction with the consolidated audited financial statements as of and for the years ended December 31, 2025 and 2024, filed with the SEC in our Annual Report on Form 10-K filed by the Company on March 31, 2026.
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
Restricted Cash
Restricted cash primarily represents cash deposited as collateral for the Company’s credit card program. As of March 31, 2026 and 2025, the Company maintained restricted cash of $0.1 million and $0.1 million, respectively.
Accounts Receivable
Accounts receivable as of March 31, 2026, represent amounts primarily due from NASA for engineering services performed. Accounts Receivable are stated at invoice value less estimated allowances for credit losses. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, aging of the accounts receivable balances, economic conditions, and other factors that may affect a customer’s ability to pay. The allowance for credit losses as of March 31, 2026 and 2025, was zero.
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
As of March 31, 2026 and 2025, the Company had deferred fulfillment and prepaid launch costs of $2.2 million and $6.3 million, respectively, with $1.0 million and $5.1 million recorded within prepaids and other current assets, respectively, and $1.2 million and $1.2 million recorded within other non-current assets in our condensed consolidated balance sheets, respectively.
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
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the three months ended March 31, 2026 and 2025, the Company recorded $2.7 million and $0.2 million, respectively, of revenue from the U.S. government.
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of March 31, 2026 and 2025, the Company had customer deposit balances of $0.5 million and $4.2 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
condensed consolidated balance sheets. Included in the collected amount as of March 31, 2026 and 2025, are $0.1 million and $0.1 million, respectively, of non-current deposits.
During the three months ended March 31, 2026, the Company recognized $3.2 million of revenue primarily due to engineering services performed for NASA and hosted payload services. Of the $3.2 million of revenue recognized, $0.6 million was derived from the December 31, 2025, contract liability balance. During the three months ended March 31, 2025, the Company recognized $0.3 million of revenue due to engineering services performed for the DARPA Novel Orbital and Moon Manufacturing, Materials, and Mass-efficient Design (“NOM4D”) and DARPA Bringing Classified Innovation to Defense and Government Systems (“BRIDGES”) programs, and forfeited customer deposits primarily related to expired options. Of the $0.3 million of revenue recognized, $0.1 million was derived from the December 31, 2024, contract liability balance.
The disaggregation of revenue by type is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Hosted payload services	$1,618	$—
Forfeited customer deposits	—	87
Engineering project services	1,597	235
Total revenue	$3,215	$322
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities approximates fair value. The Company had no Level 2 inputs for the three months ended March 31, 2026 and 2025.
As of March 31, 2026, the Company does not have any assets measured at fair value on a recurring basis, other than the Credit Provision Derivative (see Note 9 for additional detail). The Credit Provision Derivative is measured at fair value under ASC Topic 815 and is classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of derivative asset based on the expected underutilization payment to be received during 2026.
The change in fair value of the Credit Provision Derivative asset subject to recurring remeasurement was as follows:

(in thousands)
Balance, December 31, 2025	$164
Settlement	(146)
Balance, March 31, 2026	$18
As of March 31, 2026, the Company has the following liabilities measured at fair value on a recurring basis:

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
•The May 2025 Convertible Note, issued for non-employee services, is classified as a liability under ASC Topic 718 and measured at fair value. The May 2025 Convertible Note is classified within Level 3 of the fair value hierarchy as the Company is using a convertible bond pricing model to calculate fair value. Key assumptions used to determine the fair value of the May 2025 Convertible Note were as follows:

	January 9, 2026	December 31, 2025
Expected term (years)	0.84	0.96
Stock price	$12.46	$4.87
Volatility	45.00%	45.00%
Risk-free rate	3.54%	3.49%
Dividend yield	—%	—%
•The AIR Warrants are classified as a liability under ASC Topic 480 and measured at fair value. The AIR Warrants are classified within Level 3 of the fair value hierarchy because their fair value is determined using an option pricing model that incorporates significant unobservable inputs, including expected stock price volatility and the discount rate on the underlying junior convertible notes. The Company calculates the fair value by weighting two different approaches. As of March 31, 2026, the AIR Warrants remained significantly out-of-the-money and the Company determined the fair value of the AIR Warrants was zero, consistent with the December 31, 2025 measurement. Accordingly, the Company did not update the option pricing model assumptions during the quarter. Key assumptions used to determine the fair value of the AIR Warrants as of December 31, 2025, were as follows:

	Underlying Investor Warrants (BSM)	Junior Convertible Notes
Expected term (years)	5.00	0.92
Stock price	$4.87	$4.87
Volatility	87.50%	45.00%
Risk-free rate	3.73%	3.50%
Dividend yield	—%	—%
Discount rate on the note	78.64%	78.64%
Exercise price of AIR Warrants (millions)	$3.7	$3.7
The primary significant unobservable input used in the valuation of the warrants and convertible notes is expected stock price volatility. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the instruments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the instruments. The expected term was based on the maturity of the instruments, which is 5 years for Class A common stock warrants and 1.5 years for Class B common stock warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the instruments. There were no transfers between levels of input during the three months ended March 31, 2026 and 2025.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)	May 2025 Convertible Note (Level 3)	AIR Warrants (Level 3)
Balance, December 31, 2025	$3	$331	$—
Change in fair value	—	275	—
Settlement	—	(606)	—
Balance, March 31, 2026	$3	$—	$—
Derivative Instruments
The Company accounts for derivative instruments in accordance with ASC Topic 815. The Company does not designate any derivative instruments as hedges of cash flow, fair value, or foreign currency exposures, and therefore does not apply hedge accounting. The Company’s derivative instruments consist of (i) freestanding warrants that do not qualify for equity classification under ASC Topic 815 or that meet the definition of a liability under ASC Topic 480, (ii) embedded features within the Company’s convertible debt instruments that require bifurcation and separate recognition as derivatives, and (iii) other freestanding contracts that meet the definition of a derivative. Derivative instruments are initially and subsequently measured at fair value, with changes in fair value recognized in the condensed consolidated statements of operations. The classification of each derivative as an asset or liability, and as current or non-current, is based on the expected timing of settlement. Fair value is determined using the BSM option pricing model, convertible bond pricing models, or other appropriate valuation techniques, depending on the nature of the instrument. See Note 8 for embedded derivatives associated with the Company’s convertible debt, and Note 9 for the Company’s outstanding warrants.
Warrant Liability
The Company evaluates each warrant on issuance to determine whether it should be classified as equity or as a liability. Warrants that meet the definition of a derivative and do not qualify for the derivative scope exception under ASC Topic 815 are classified as derivative liabilities. Warrants that embody an unconditional obligation to transfer assets, or a conditional obligation to issue a variable number of shares, are classified as liabilities under ASC Topic 480 and are initially and subsequently measured at fair value, with changes in fair value recognized in the condensed consolidated statements of operations. Significant unobservable inputs in the valuation of liability-classified warrants include expected volatility and, for certain warrants, the discount rate on the underlying instruments, resulting in Level 3 classification within the fair value hierarchy. Liability-classified warrants are presented as non-current, as their liquidation is not reasonably expected to require the use of current assets or the creation of current liabilities. Upon exercise, the fair value of the warrant liability at the exercise date is reclassified to additional paid-in capital within the condensed consolidated statements of stockholders' equity (deficit). See Note 9 for further discussion of the Company’s outstanding warrants.
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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
their estimated fair value. During the three months ended March 31, 2026 and 2025, there were no impairments of long‑lived assets. See Note 4 and Note 5 for additional information.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the three months ended March 31, 2026 and 2025.
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
Our chief operating decision maker (“CODM”) uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States and of the $3.2 million of revenue recognized by the Company during the three months ended March 31, 2026, 1% was derived from customers domiciled in foreign countries. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements (“ASU 2025-11”), which provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. The guidance is effective for interim periods within annual periods beginning after December 15, 2027. The amendments in ASU 2025-11 will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2025-11 will have a material impact on its condensed consolidated interim financial statements and related disclosures.
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	March 31, 2026		December 31, 2025
Prepaid launch costs, current	$1,033	—	$5,087
Prepaid design and production services, current	2,072		1,538
Prepaid insurance and other current assets	2,068		2,696
Total	$5,173		$9,321
As of March 31, 2026, and December 31, 2025, the non-current portion of prepaid launch costs recorded in other non-current assets was approximately $1.2 million and $1.2 million, respectively, and the non-current portion of prepaid design and production services recorded in other non-current assets was approximately $6.5 million and $7.0 million, respectively.
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Computer equipment	$219	$21
Leasehold improvements	—	2,391
Machinery and equipment	1,202	2,839
Property, machinery and equipment, gross	1,421	5,251
Less: accumulated depreciation	(923)	(4,298)
Property, machinery and equipment, net	$498	$953
Depreciation expense related to property, machinery and equipment was $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense is recorded within operating expenses. During the three months ended March 31, 2026, the Company disposed of certain machinery and equipment in connection with the relocation of its headquarters.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 5. Intangible Assets
Intangible assets, net consisted of the following as of March 31, 2026:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(275)	$188	4.1
Total	$463	$(275)	$188
Intangible assets, net consisted of the following as of December 31, 2025:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(262)	$201	4.3
Total	$463	$(262)	$201
Amortization expense related to intangible assets was $0.01 million and $0.01 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2026	$39
2027	52
2028	44
2029	31
2030	12
Thereafter	10
Total	$188
Note 6. Leases
The Company leases office space under a non-cancellable operating lease. The Company’s prior San Jose, California lease terminated on March 31, 2026. In December 2025, the Company commenced another lease in San Jose, California. This lease has an expiration date in September 2032.
The components of operating lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$695	$275
Variable lease expense	218	158
Short-term lease expense	20	6
Total lease expense	$933	$439
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of March 31, 2026, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate was 11.3%.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 6. Leases (cont.)
As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2026	$503
2027	1,432
2028	1,872
2029	1,928
2030	1,985
Thereafter	3,621
Total lease payments	11,341
Less: Imputed interest	(3,637)
Present value of lease liabilities	$7,704
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Legal and other professional services	$1,524	$1,232
Compensation expense	76	99
Research and development projects	205	119
Other accrued liabilities	439	822
Total	$2,244	$2,272
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
The September 2025 SPA provides that the Company will indemnify the investor for any claims and losses. This indemnification by the Company was an embedded derivative that required bifurcation and recognition as a derivative liability (“Indemnification Derivative”). The Indemnification Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, December 31, 2025, and March 31, 2026, the Indemnification Derivative was valued at zero.
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
The September 2025 Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The September 2025 Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the September 2025 Convertible Note, the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company. The mandatory redemption of the September 2025 Convertible Note upon one of these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“September 2025 Default Redemption Derivative”). Furthermore, contingent interest related to these events of default was an embedded derivative also that required bifurcation and recognition as a derivative liability (“September 2025 Default Interest Derivative”). Both the September 2025 Default Redemption Derivative and the September 2025 Default Interest Derivative instruments are recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date and each period end through March 31, 2026, both the September 2025 Default Redemption Derivative and the September 2025 Default Interest Derivative were valued at zero.
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
As of March 31, 2026, the September 2025 Convertible Note has a carrying amount of $0.6 million, consisting of principal of $1.4 million and net unamortized discount of $0.7 million. The September 2025 Convertible Note has future scheduled maturities of $1.4 million in 2026. For the three months ended March 31, 2026, interest recognized on the September 2025 Convertible Note totaled $0.5 million. This amount consists of cash interest expense of $0.03 million and non-cash amortization of debt discount of $0.5 million.
On April 17, 2026, all amounts outstanding under the September 2025 Convertible Note were converted into shares of Class A common stock (see Note 16).
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

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
The AIR Warrants were initially measured at a fair value of $1.9 million on the issuance date, with a corresponding allocation from the proceeds of the September 2025 Private Placement, with the excess fair value of the AIR Warrants over the September 2025 Private Placement proceeds recognized in earnings. The AIR Warrants liability is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. The Company determined the fair value of the AIR Warrants at issuance using two different approaches. Under the first approach, the instruments underlying the AIR Warrants are assumed to have value equal to proceeds received that would have been received upon exercise of the AIR Warrants and, under the second approach, the instruments underlying the AIR Warrants were valued using a convertible bond pricing model for the underlying convertible note and a BSM option pricing model for the underlying common warrants. The fair value was then determined based on the intrinsic value: the difference between the fair value of the instruments underlying the AIR Warrants and the proceeds that would be received upon exercise of the AIR Warrants. The following inputs were used in the convertible bond and BSM option pricing models:

	Underlying Investor Warrants (BSM)	Junior Convertible Notes
Expected term (years)	5.00	0.92
Stock price	$22.13	$22.13
Volatility	87.50%	45.00%
Risk-free rate	3.75%	3.49%
Dividend yield	—%	—%
Discount rate on the note	N/A	78.64%
Exercise price of AIR Warrants (millions)	$3.7	$3.7
No AIR Warrants were exercised during the three months ended March 31, 2026. On April 17, 2026, the Company terminated the AIR Warrants as provided therein following the full conversion of the September 2025 Convertible Note into shares of Class A common stock (see Note 16).
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
In addition, in connection with the May 2025 Loan, the Company agreed to issue J.J. Astor & Co. warrants to purchase up to 53,386 shares of Class A common stock with an exercise price of $30.35 per share, subject to adjustment (the “Initial Tranche Warrants”), comprising 26,688 warrants for each tranche. The Initial Tranche Warrants had a fair value of $0.6 million. The warrants are fully vested and expire five years from the date of issuance. The Company determined the fair value of the Initial Tranche Warrants by using a BSM option pricing model, with the following assumptions:

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)

Expected term (years)	5.00
Stock price	$29.99
Volatility	90.00%
Risk-free rate	4.04%
Dividend yield	0.00%
On June 17, 2025, the Company and J.J. Astor & Co. entered into an amendment to the May 2025 Loan (the “June 2025 Loan Amendment”). The June 2025 Loan Amendment, among other things, revised the conditions for funding the Second Tranche to occur within three business days after the effectiveness of a resale registration statement, subject to Nasdaq listing maintenance, a stock price of not less than $22.31, a market capitalization of not less than $6.7 million, and trading volume conditions. It also reduced the conversion price on both tranches to the lesser of the closing price of the Company’s Class A common stock June 2025 Loan Amendment date and the closing price prior to the Second Tranche issuance. Additionally, the June 2025 Loan Amendment introduced a cash make-whole payment upon conversion equal to the difference between the conversion price and the lower of the closing price on conversion or the lowest volume weighted average closing price over 20 prior trading days. If not paid in cash, the Company will issue shares equal to the make-whole amount divided by the make-whole price. If the Company completes an equity offering sufficient to repay the Initial Tranche before the Second Tranche funding date, the obligation to issue the Second Tranche is suspended, with a $0.1 million termination fee and issuance of warrants for 26,688 shares of Class A common stock (the “Second Tranche Warrants”).
The May 2025 Loan contains customary events of default, upon which the outstanding obligations may be accelerated. The loan ranks senior to unsecured indebtedness. The Company was in compliance with all covenants prior to extinguishment of the May 2025 Loan on July 1, 2025.
On July 1, 2025, the Company prepaid $1.0 million, inclusive of the $0.1 million termination fee, in order to extinguish the May 2025 Loan. In addition, in relation to the extinguishment of the May 2025 Loan on July 1, 2025, the 26,688 Second Tranche Warrants were issued with an exercise price of $20.17 per share. The Second Tranche Warrants had a fair value of $0.4 million, which was included in the measurement of loss on extinguishment of the May 2025 Loan. The Second Tranche Warrants were exercisable immediately after issuance and will expire five years from the date of issuance. The Company determined the fair value of the Second Tranche Warrants by using a BSM option pricing model, with the following assumptions:

Expected term (years)	5.00
Stock price	$20.17
Volatility	90.00%
Risk-free rate	3.84%
Dividend yield	0.00%
The Company recognized a $0.5 million loss on extinguishment in July 2025 related to the May 2025 Loan.
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
The May 2025 Convertible Note contains customary events of default, upon which the outstanding obligations may be accelerated. The note is unsecured and ranks pari passu with the Company’s other unsecured indebtedness. The Company was in compliance with all covenants prior to settlement on January 9, 2026.
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
On January 9, 2026, the Company exchanged the May 2025 Convertible Note for a new unsecured convertible promissory note (the “January 2026 Convertible Note”) with substantially similar terms, except that the conversion price on the January 2026 Convertible Note was reduced from $29.8095 to $10.00 per share of Class A common stock. On the same date, the January 2026 Convertible Note was settled through the issuance of 50,000 shares of Class A common stock. The Company recognized legal expense of $0.3 million during the three months ended March 31, 2026, representing the change in the fair value of the liability-classified award immediately prior to settlement.
SIV Convertible Promissory Notes
On July 12, 2024, the Company and Space Infrastructure Ventures (“SIV”) entered into a secured convertible promissory note (the “July 2024 Convertible Note”) pursuant to which the Company borrowed $2.3 million as of September 26, 2024. The July 2024 Convertible Note bore an annual interest rate of 15%. Principal on the July 2024 Convertible Note was originally to be re-paid in four equal payments on a quarterly basis, commencing on December 1, 2024, and maturing on September 1, 2025, at which time all accrued interest is due. The July 2024 Convertible Note was subsequently amended in November 2024 which, among other things, provided that amounts owed under the July 2024 Convertible Note may be converted into Class A common stock at any time.
Amounts borrowed under the July 2024 Convertible Note were secured by a lien on substantially all of the assets of the Company. In lieu of cash payments of accrued interest, SIV, in its sole discretion, could elect to receive shares of Class A common stock at an original conversion price of $132.27 per share. On the maturity date, subject to the satisfaction of applicable legal and regulatory conditions, all outstanding obligations under the July 2024 Convertible Note would automatically convert into Class A common stock at the conversion price.
The July 2024 Convertible Note could be prepaid in full at any time, subject to a prepayment penalty fee of 10%. The July 2024 Convertible Note would accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of Momentus. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“July 2024 Default Interest Derivative”). The July 2024 Default Interest Derivative instrument was recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, each subsequent period end, and upon extinguishment at final maturity of the July 2024 Convertible Note on December 1, 2025, the July 2024 Default Interest Derivative was valued at zero.
On October 24, 2024, the Company and SIV entered into a secured convertible promissory note (the “October 2024 Convertible Note” and, collectively with the July 2024 Convertible Note, the “SIV Convertible Notes”) pursuant to which the Company borrowed $3.0 million in two tranches, consisting of (i) an initial loan in the principal amount of $2.0 million, and (ii) an additional $1.0 million in principal amount which could originally be borrowed from December 2, 2024 through February 14, 2025. Borrowings under the October 2024 Convertible Note bear interest at

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
15% per annum. The October 2024 Convertible Note had an original maturity date of October 24, 2025, at which time all principal and accrued interest is due. The October 2024 Convertible Note was subsequently amended in November 2024 which, among other things, (i) accelerated the borrowing of the additional $1.0 million in principal in November 2024 and (ii) provided that amounts owed under the October 2024 Convertible Note may be converted into Class A common stock at any time.
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
The October 2024 Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The October 2024 Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of the Company. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“October 2024 Default Interest Derivative”). The October 2024 Default Interest Derivative instrument is recorded at fair value and marked‑to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date and each subsequent period end through March 31, 2026, the October 2024 Default Interest Derivative was valued at zero.
The SIV Convertible Notes require SIV’s consent for the Company to take certain actions, such as increasing compensation, purchasing assets outside the ordinary course of business, extending financing, making capital expenditures in excess of $0.1 million, repaying debts outside the ordinary course of business, or investing in any entity or enterprise.
The debt premium on the first tranche of the October 2024 Convertible Note, as amended, was being amortized over the term of the October 2024 Convertible Note, prior to the September 2025 Amendment, using an effective interest rate of (18)%. The debt issuance costs on the second tranche of the October 2024 Convertible Note, as amended, were being amortized over the term of the October 2024 Convertible Note, until the September 2025 Amendment discussed below, using an effective interest rate of 348%.
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
Furthermore, in connection with the September 2025 Amendment, the Company also agreed to amend each of the October 2024 SIV Warrants and December 2024 SIV Warrants to purchase up to an aggregate of 25,951 shares of Class A common stock at an exercise price of $132.27 per share and a termination date of April 24, 2030 (the “SIV Modified Warrants”). The SIV Modified Warrants were amended on September 8, 2025, to have a reduced exercise price of $19.81 per share. The Company estimated the fair value of the SIV Modified Warrants immediately before and after modification using the BSM option pricing model and determined an incremental increase in fair value of approximately $0.2 million. The incremental change in fair value of the SIV Modified Warrants was included in measurement of the September 2025 Amendment loss on extinguishment. The Company determined the incremental fair value of the SIV Modified Warrants by using a BSM option pricing model, with the following assumptions:

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
The Company recognized $0.1 million of debt issuance costs related to the December 2025 SIV Warrants in addition to an unamortized debt premium of $0.1 million on the first tranche of the October 2024 Convertible Note. The net debt discount of $0.04 million is being amortized over the term of the October 2024 Convertible Note using effective interest rates of 13% and 27% for the first and second tranches of the October 2024 Convertible Note, respectively.
During the three months ended March 31, 2026, the Company converted $0.8 million of principal and $0.2 million of accrued interest on the October 2024 Convertible Note into 159,030 shares of Class A common stock. The conversions were accounted for under ASC Sub-Topic 470-20, with no gain or loss recognized.
During the three months ended March 31, 2025, the Company converted $0.6 million of principal and $0.1 million of accrued interest on the SIV Convertible Notes into 10,645 shares of Class A common stock. The conversions were accounted for under ASC Sub-Topic 470-20, with no gain or loss recognized.
As of March 31, 2026, the October 2024 Convertible Note has a carrying value of $1.1 million, consisting of principal of $1.1 million, net unamortized discount of $0.01 million, and accrued interest of $0.2 million. The October 2024 Convertible Note has future scheduled maturities of $1.1 million in 2026. For the three months ended March 31, 2026, interest recognized on the October Convertible Note totaled $0.1 million. This amount consists of cash interest expense of $0.1 million and non-cash amortization of net debt discounts of $0.02 million. For the three months ended March 31, 2025, interest recognized on the SIV Convertible Notes totaled $(0.1) million. This amount consists of non-cash amortization of net debt premiums of $(0.3) million, partially offset by cash interest expense of $0.2 million.
On April 17, 2026, all amounts outstanding under the October 2024 Convertible Note were converted into shares of Class A common stock (see Note 16).
Note 9. Stockholders' Equity
Common Stock and Preferred Stock
Effective December 17, 2025, the Company’s stockholders approved a 1-for-17.85 reverse stock split of the Company’s Class A common stock. As a result of the reverse stock split, every 17.85 shares of Class A common

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
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
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, as amended, the Company is authorized and has available a total of 270,000,000 shares of stock, consisting of (i) 250,000,000 shares of Class A common stock, par value $0.00001 per share, (ii) zero shares of Class B common stock, par value $0.00001 per share, and (iii) 20,000,000 shares of Series A preferred stock, par value $0.00001 per share.
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
During 2025, the Company filed several prospectus supplements to the Registration Statement increasing the aggregate principal amount. As of December 31, 2025, the aggregate principal amount was $17.4 million. On February 6, 2026, the Company filed a prospectus supplement to the Registration Statement increasing the aggregate principal amount to $21.6 million and, on February 9, 2026, the Company filed another prospectus supplement to

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
the Registration Statement further increasing the aggregate principal amount to $50.0 million. If the Company is eligible to increase the aggregate principal amount available to be sold under the Registration Statement in the future, the Company may file additional supplemental prospectuses to the Registration Statement.
During the three months ended March 31, 2026, the Company issued 2,203,615 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $13.3 million, before deducting estimated issuance costs of $0.4 million. As of March 31, 2026, up to $23.1 million in aggregate principal amount of an indeterminate amount of shares of the Class A common stock may still be sold under the ATM Sales Agreement.
Shares issued in settlement of accounts payable
During the three months ended March 31, 2026, the Company settled $0.1 million of accounts payable with a vendor through the issuance of 5,723 of Class A common stock. The fair value of the shares issued was determined to be $0.1 million based on the closing price of the Class A common stock on the settlement dates and no gain or loss on extinguishment was recognized as fair value was equal to the carrying amount of the liability settled.
January 2026 Securities Purchase Agreement
On January 5, 2026, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to an investor in a private placement transaction (the “January 2026 Offering”), (i) pre-funded warrants (the “January 2026 Pre-Funded Warrants”) to purchase 925,926 shares of the Company’s Class A common stock and (ii) warrants to purchase 925,926 shares of Class A common stock (the “January 2026 Warrants”).
The January 2026 Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after issuance, and will not expire until exercised. The January 2026 Warrants have an exercise price per share of Class A common stock equal to $5.40 per share and expire February 6, 2031. The January 2026 Offering closed on January 6, 2026.
The Company received aggregate gross proceeds from the January 2026 Offering of approximately $5.0 million, before deducting estimated placement agent commissions and expenses of $0.4 million. Net proceeds of $4.6 million from the January 2026 Offering was recorded to additional paid-in-capital. Both the January 2026 Pre-Funded Warrants and the January 2026 Warrants meet the requirements for equity classification.
In connection with the January 2026 Offering, the Company entered into a Placement Agency Agreement with the agency which assisted with the transaction. The Company paid a cash placement agent commission equal to 7.0% of gross proceeds from the January 2026 Offering and issued warrants (the “January 2026 Placement Agent Warrants”) to purchase 46,296 shares of Class A common stock at an exercise price of $5.94, exercisable beginning 180 days after the commencement of sales in the offering and expiring January 6, 2031. The $0.3 million fair value of the January 2026 Placement Agent Warrants was accounted for as an additional equity issuance cost for the January 2026 Offering, which was recorded to additional paid-in-capital.
The Company estimated the fair value of the January 2026 Pre-Funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the January 2026 Warrants and the January 2026 Placement Agent using the BSM option

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
pricing model. The significant inputs into the BSM option pricing model at the initial recognition date are as follows:

	January 2026 Warrants	January 2026 Placement Agent Warrants
Warrant term (years)	5.08	5.00
Stock price	$9.83	$9.83
Volatility	85.00%	85.00%
Risk-free rate	3.73%	3.72%
Dividend yield	—%	—%
In connection with the January 2026 Offering, the Company agreed to amend each of the October 2025 Warrants and the December 2025 Warrants (see the discussions of the December 2025 Warrant Inducement and the October 2025 Warrant Inducement, respectively, below) to purchase up to an aggregate of 827,042 shares of Class A common stock at an exercise price of $13.74 per share (the “January 2026 Modified Warrants”). Prior to amendment, the January 2026 Modified Warrants had a termination date of December 9, 2030. The January 2026 Modified Warrants were amended to have a reduced exercise price of $5.40 per share and a termination date of February 6, 2031.
The Company estimated the fair value of the January 2026 Modified Warrants immediately before and after modification using the BSM option pricing model and determined an incremental increase in fair value of approximately $1.1 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the January 2026 Modified Warrants was accounted for as an additional equity issuance cost for the January 2026 Offering, which was recorded to additional paid-in-capital. The significant inputs into the BSM option pricing model before and after the modification date are as follows:

	Pre-modification		Post-modification
	October 2025 Warrants	December 2025 Warrants	January 2026 Modified Warrants
Warrant term (years)	5.09	5.09	5.09
Stock price	$8.82	$8.82	$8.82
Volatility	85.00%	85.00%	85.00%
Risk-free rate	3.72%	3.72%	3.72%
Dividend yield	0.00%	0.00%	0.00%
During the three months ended March 31, 2026, the Company issued 925,926 shares of Class A common stock as a result of the exercise of the January 2026 Pre-Funded Warrants.
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
Note 9. Stockholders' Equity (cont.)
Warrants was accounted for as an additional equity issuance cost for the December 2025 Warrant Inducement, which was recorded to additional paid-in capital. The significant inputs into the BSM option pricing model immediately before modification date are as follows:

Expected term (years)	4.77
Stock price	$13.57
Volatility	82.50%
Risk-free rate	3.76%
Dividend yield	0.00%
The Company agreed to issue new warrants to purchase up to 408,576 shares of Class A common stock, with an exercise price of $13.74 per share (the “December 2025 Warrants”), in consideration of the investor’s agreement to exercise the August 2025 Warrants. The December 2025 Warrants were exercisable immediately after issuance and expire five years from the date of issuance. The December 2025 Warrants meet the requirements for equity classification. The Company determined the fair value of the December 2025 Warrants at issuance by using a BSM option pricing model, with the following assumptions:

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
In connection with the December 2025 Warrant Inducement, the Company also agreed to amend the October 2025 Warrants (see discussion of the October 2025 Warrant Inducement below) to purchase up to an aggregate of 418,465 shares of Class A common stock at an exercise price of $25.53 per share. Prior to amendment, the October 2025 Warrants had a termination date of October 15, 2030. The October 2025 Warrants were amended on December 9, 2025, to have a reduced exercise price of $13.74 per share and will expire five years from the date of stockholder approval.
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
October 2025 Warrant Inducement Agreement
On October 14, 2025, the Company entered into a warrant inducement agreement (the “October 2025 Warrant Inducement”) with an investor who was holding the March 2025 Warrants (see discussion of the March 2025

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
Warrant Inducement below) and the July 2025 Warrants (see discussion of the July 2025 Offering below). Pursuant to the October 2025 Warrant Inducement, on October 14, 2025, the investor agreed to exercise for cash (i) 120,049 of the March 2025 Warrants at an exercise price of $25.53 per share and (ii) 158,925 of the July 2025 Warrants at an exercise price of $25.17 per share. The investor paid gross proceeds of $7.1 million, before deducting offering fees and other expenses of $0.5 million payable by the Company. Prior to entering into the October 2025 Warrant Inducement, the March 2025 Warrants and July 2025 Warrants were immediately exercisable at an exercise price of $35.70 per share and $25.17 per share, respectively. Net proceeds of $6.6 million from the exercise of the March 2025 Warrants and the July 2025 Warrants was recorded to additional paid-in capital.
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
The Company agreed to issue new warrants to purchase up to 418,465 shares of Class A common stock, with an exercise price of $25.53 per share (the “October 2025 Warrants”), in consideration of the investor’s agreement to exercise the March 2025 Warrants and July 2025 Warrants. The October 2025 Warrants are exercisable immediately after stockholder approval and will expire five years from the date of stockholder approval. The October 2025 Warrants meet the requirements for equity classification. The Company determined the fair value of the October 2025 Warrants at issuance by using a BSM option pricing model, with the following assumptions:

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
Note 9. Stockholders' Equity (cont.)
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
During the three months ended March 31, 2026, the Company issued 19,210 shares of Class A common stock as a result of all of the B&M Pre-funded Warrants being exercised.
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
The ELOC Pre-funded Warrants liability was recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. On November 21, 2025, the Company issued 37,816 shares of Class A common stock as a result of all of the ELOC Pre-funded Warrants being exercised.
On December 23, 2025, the Company entered into a First Amendment to the ELOC (the “ELOC Amendment”) with the investor. The ELOC Amendment modified the purchase price mechanism for shares issuable upon delivery of a put notice from a fixed price of $1.24 per share to a variable price equal to 94% of the lowest trading price of the Class A common stock reported during the three consecutive trading days commencing on the date the applicable put notice is delivered. As of March 31, 2026, no shares have been sold under the ELOC.
The number of shares under the ELOC Pre-funded Warrants increased by 4,202 as the ELOC was not terminated on January 26, 2026. The Company issued 4,202 shares of Class A common stock as a result of these additional ELOC Pre-funded Warrants being exercised in January 2026.
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
Note 9. Stockholders' Equity (cont.)
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
Note 9. Stockholders' Equity (cont.)
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
The Company estimated the fair value of the Investor Modified Warrants immediately before and after modification using the BSM option pricing model and determined an incremental increase in fair value of approximately $0.4 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the Investor Modified Warrants was accounted for as an additional equity issuance cost for the July 2025 Offering, which was recorded to additional paid-in-capital. The significant inputs into the BSM option pricing model before and after the modification date are as follows:

	Pre-modification			Pre-modification
Warrant term (years)	4.47	-	4.82	4.47	-	4.82
Stock price	$21.78			$21.78
Volatility	90.00%			90.00%
Risk-free rate	3.76%	-	3.78%	3.76%	-	3.78%
Dividend yield	0.00%			0.00%
Subsequent to the July 2025 Offering, during 2025, the Company issued 120,834 shares of Class A common stock as a result of all of the July 2025 Pre-funded Warrants being exercised.
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
Note 9. Stockholders' Equity (cont.)
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
On August 14, 2025, the Company irrevocably waived its right under the MSA to cancel shares of the Company’s capital stock held by VLD upon expiration or termination of the MSA (the “VLD Amendment”). The shares of Series A preferred stock held by VLD are fully vested and non-forfeitable. This amendment was accounted for as a Type I Modification under ASC Topic 718 and the Company recognized the grant-date fair value of $10.7 million immediately as a prepaid asset. Of the $10.7 million recognized on August 14, 2025, $2.1 million was recorded within prepaids and other current assets and $8.6 million was recorded within other non-current assets in our condensed consolidated balance sheets. As only term that changed as a result of the VLD Amendment was related to vesting, there was no change in fair value of the equity issued as a result of the amendment and no incremental fair value recognized. The prepaid asset will be amortized to expense over the 5 year period of the MSA as services are provided to the Company.
On October 17, 2025, VLD converted 126,000 shares of the Company’s Series A preferred stock into 70,588 shares of Class A common stock.
During the year ended December 31, 2025, the Company only received $0.1 million out of the $3.0 million annual prepayment of services from VLD. The Company determined that $1.7 million of the prepaid services would not be utilized in the first annual period of the MSA and were thus not recoverable as of December 31, 2025. In relation to this underutilization of prepaid services, $0.2 million of other income was recognized for an increase in the fair value of the Credit Provision Derivative. The Credit Provision Derivative asset is recorded in prepaids and other current assets in the condensed consolidated balance sheets.
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
Note 9. Stockholders' Equity (cont.)
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
Subsequent to the February 2025 Offering, during the year ended December 31, 2025, the Company issued 54,560 shares of Class A common stock as a result of all of the February 2025 Pre-funded Warrants being exercised.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
Warrants
The Company’s outstanding stock purchases warrants are summarized as follows:

Tranche	Exercise Price	Expiration Date	March 31, 2026	December 31, 2025
Private Warrants	$143,693.00	08/12/26	903	903
Public Warrants	$143,693.00	08/12/26	691	691
September 2024 Placement Agent Warrants	$158.06	09/17/29	2,002	2,002
October 2024 SIV Warrants	$19.81	04/24/30	15,124	15,124
December 2024 SIV Warrants	$19.81	04/24/30	10,828	10,828
December 2024 Placement Agent Warrants	$121.74	12/18/29	2,241	2,241
December 2024 Wolverine Warrants (1)	$3.80	12/13/29	1,597	1,597
February 2025 Placement Agent Warrants	$77.07	02/11/30	3,569	3,569
Initial Tranche Warrants (1)	$3.80	06/18/30	26,688	26,688
Second Tranche Warrants (1)	$3.80	06/18/30	26,688	26,688
September 2025 SIV Warrants	$19.81	09/13/30	112,045	112,045
September 2025 Warrants	$24.99	09/25/30	81,847	81,847
October 2025 Warrants (2)	$13.74	12/09/30	—	418,465
December 2025 Warrants (2)	$13.74	12/09/30	—	408,576
December 2025 SIV Warrants	$14.10	12/05/30	13,446	13,446
January 2026 Warrants	$5.40	02/06/31	925,926	—
January 2026 Placement Agent Warrants	$5.94	01/06/31	46,296	—
January 2026 Modified Warrants (2)	$5.40	02/06/31	827,042	—
(1) The exercise price of these warrants was reduced from $4.87 to $3.80 per share during the three months ended March 31, 2026 as a result of down-round adjustments triggered by sales under the Company's ATM Sales Agreement.
(2) The October 2025 Warrants and December 2025 Warrants were amended in January 2026 to reduce the exercise price and extend the expiration date, as discussed under January 2026 Offering discussion above, and are referred to as the January 2026 Modified Warrants thereafter.
All of the Company’s outstanding warrants are classified as equity, other than the Private Warrants which are classified as derivative liabilities under ASC Topic 815.
Contingent Sponsor Earnout Shares
In August 2021, the Company modified the terms of 116 shares of Class A common stock (the “Sponsor Earnout Shares”), such that all such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $156,188, two thirds of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $187,425, and one third of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $218,663, in each case, prior to the August 12, 2026. The Sponsor Earnout Shares may not be transferred without the Company’s consent until the shares vest.
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
During the three months ended March 31, 2026, the shares available for grant under the 2021 Plan increased by 64,964 due to the evergreen provision.
As of March 31, 2026, there were 2 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In connection with the Closing, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP”), under which 128 shares of Class A common stock were initially reserved for issuance. The 2021 ESPP provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase or (ii) 128 shares. Participation in the 2021 ESPP has been suspended by the Board of Directors. The 2021 ESPP became effective immediately following the Closing. The Company has an outstanding liability pertaining to the 2021 ESPP of $4 thousand as of March 31, 2026, included in accrued expenses, for employee contributions to the 2021 ESPP, which will be refunded to participants due to the suspension of the plan. As of March 31, 2026, there were 7,495 shares remaining available for issuance.
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
During the three months ended March 31, 2026, the shares available for issuance under the 2022 Plan increased by 50,000 due to the evergreen provision.
As of March 31, 2026, only RSU grants have been made under the 2022 Plan and there were 56,184 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plan, for the three months ended March 31, 2026:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	2,424	$632.86
Granted	—	—
Forfeitures	—	—
Outstanding as of March 31, 2026	2,424	$632.86	9.1	$—
Exercisable as of March 31, 2026	1,976	$772.10	9.0	$—
Vested and expected to vest as of March 31, 2026	2,424	$632.86	9.1	$—
As of March 31, 2026, there was an immaterial amount of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 0.6 years.
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the three months ended March 31, 2026. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2025	42,604	$68.29
Granted	84,211	4.50
Released	(73)	10,160.64
Forfeited	(99)	21.96
Outstanding as of March 31, 2026	126,643	$20.09
Included in the outstanding RSUs as of March 31, 2026, are 1,824 vested RSUs that have not yet been released. As of March 31, 2026, there was a total of $1.0 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development expenses	$80	$212
Selling, general and administrative expenses	242	845
Total	$322	$1,057
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended March 31,
(in thousands)	2026	2025
Options	$2	$42
RSUs & RSAs	320	1,015
Total	$322	$1,057
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
As the Company incurred a net loss for the three months ended March 31, 2026 and 2025, the inclusion of preferred stock, certain options, unvested stock units, warrants, convertible promissory notes, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options and unvested stock units outstanding	129,067	252
Warrants outstanding	2,096,933	228,369
Convertible promissory notes	133,269	60,672
Contingent Sponsor Earnout Shares	116	116
Total	2,359,385	289,409
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
and minimum purchases stipulated. As of March 31, 2026, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2026	$1,540
Total	$1,540
Legal Proceedings
Except as noted below, there have been no material changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. The Company continues to monitor the status of those proceedings, and developments will be disclosed in future filings as necessary.
Founder Litigation
On March 5, 2026, Lev Khasis filed a verified complaint against the Company in Delaware Court of Chancery (Case No. 2026-0179-DG) seeking indemnification and advancement expenses from the Company in connection with the NSA and investigation by the SEC. Legal counsel to Khasis indicated that total expenses for which Mr. Khasis seeks indemnification is approximately $1.2 million plus legal expenses in connection with this suit. On April 6, 2026, the Company and Mr. Khasis entered into a confidential settlement and release agreement settling the claim for $0.4 million and the suit was dismissed with prejudice.
Delaware Class Actions
ANV Global Services Inc. (“ANV”), the insurer who issued a Side-A directors and officers liability insurance policy that provides coverage for the SRAC directors and officers, has asserted a claim against the Company for indemnification of certain former SRAC directors and officers in connection with a lawsuit captioned In re Momentus, Inc. Stockholders Litigation, No. 2023-0322, pending in the Delaware Court of Chancery (the “Consolidated Delaware Action”). ANV has requested reimbursement of $1.2 million for defense costs paid and contribution to a global settlement and has indicated it is prepared to file suit if a settlement is not reached. In April 2026, the Company and ANV agreed in principle to settle this matter for $1.0 million. The parties are negotiating the terms of a release and settlement agreement. The Company has made a settlement offer of $0.1 million in shares of Class A common stock to each of the three former SRAC directors and officers subject to the Consolidated Delaware Action. Discussions with ANV and the affected individuals are ongoing, but there can be no assurances a resolution will be achieved.
Lease Restoration
The Company entered a lease for office space at 1762 Automation Parkway, San Jose, California 95131 in December 2025. Previously, the Company leased a facility at 3901 North First Street, San Jose, California 95134 (“3901”) that expired on March 31, 2026. The Company vacated 3901 on or before lease termination.
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
On April 21, 2026, the landlord filed a complaint against the sublandlord in the Superior Court of the State of California County of Santa Clara seeking damages for breach of lease. As of the date of this filing, the Company has not received notice that the sublandlord has filed a cross-complaint against the Company.

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
Accrued Loss Contingencies
As of March 31, 2026, the Company has recorded accruals for certain probable loss contingencies and an ARO. These include $0.4 million accrued for the Khasis claim, $1.3 million for the ANV claim, $0.3 million for the 3901 sublease complaint, and a $0.5 million ARO recognized for the 3901 sublease. The $2.0 million of probable loss contingencies are recorded in litigation settlement contingency in the condensed consolidated balance sheets, and the $0.5 million ARO is recorded in other current liabilities in the condensed consolidated balance sheets. The Company believes these accruals are adequate based on information currently available.
Note 13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2026 and 2025, respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.
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

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Service revenue	$3,215	$322
Cost of revenue	1,398	—
Gross profit	1,817	322
Operating expenses:
Research and development expenses	4,169	1,915
Selling, general and administrative expenses	6,340	4,592
Total operating expenses	10,509	6,507
Loss from operations	(8,692)	(6,185)

Other income (expense), net:
Realized loss on disposal of assets	(326)	—
Interest income	114	4
Interest expense	(586)	156
Gain on debt extinguishment	—	58
Other income (expense)	10	(205)
Total other income (expense), net	(788)	13
Net loss	$(9,480)	$(6,172)
See the condensed consolidated interim financial statements for other financial information regarding the Company’s operating segment. The Company’s long-lived tangible assets, as well as the Company’s operating ROU assets recognized on the condensed consolidated balance sheets, are located in the United States.
Note 15. Supplemental Disclosures for Condensed Consolidated Statements of Cash Flows
Supplemental disclosures for the accompanying condensed consolidated statements of cash flows consist of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Issuance of common stock in settlement of accounts payable	$95	$—
Issuance costs related to warrant modifications	348	—
Issuance costs related to placement agent warrants	1,092	—
Issuance of common stock upon partial conversion of SIV Convertible Notes	973	664
Issuance of common stock upon settlement of May 2025 Convertible Note	606	—

Supplemental disclosure of cash flow information
Cash paid for interest	$65	$32
Operating lease payments included in operating cash flows	419	407
Note 16. Subsequent Events
April 2026 Securities Purchase Agreement
On April 14, 2026, the Company entered into a Securities Purchase Agreement for a private placement of securities. The private placement closed on April 15, 2026, resulting in aggregate gross proceeds of approximately $5.0 million, before deducting placement agent commissions and offering expenses.
Pursuant to the agreement, the Company issued (i) 450,000 shares of Class A common stock at a purchase price of $3.75 per share and (ii) pre-funded warrants to purchase an aggregate of 883,334 shares of Class A common stock at

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 16. Subsequent Events (cont.)
an exercise price of $0.00001 per share (exercisable immediately and with no expiration date until fully exercised). The securities were sold without registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and Rule 506(b) thereunder.
The Company also issued placement agent warrants to AGP to purchase 66,666 shares of Class A common stock at an exercise price of $4.13 per share, exercisable beginning 180 days after the commencement of sales in the offering.
The warrants include beneficial ownership limitations (9.99% of outstanding Class A common stock or voting power) and are subject to standard adjustments for stock splits, dividends, and similar events. The Company is obligated to file a resale registration statement covering the shares of Class A common stock and the shares issuable upon exercise of the warrants within specified timeframes.
Conversion of Convertible Notes
On April 17, 2026, all amounts outstanding under its September 2025 Convertible Note and the October 2024 Convertible Note were converted into shares of Class A common stock. In connection therewith, the AIR Warrants associated with the September 2025 Convertible Note were terminated. As a result, the Company has no remaining outstanding convertible indebtedness.
At-The-Market Offering
During May of 2026, the Company issued an aggregate of 2,170,000 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $10.5 million, before deducting estimated issuance costs of $0.3 million. Up to $12.7 million in aggregate principal amount of an indeterminate amount of shares of the Class A common stock may still be sold under the ATM Sales Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our Annual Report on Form 10-K filed with the SEC on March 31, 2026. This discussion and analysis should also be read together with our financial information for the period ended as of March 31, 2026. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
Momentus offers or plans to offer satellites, satellite buses, satellite technologies and components, including solar arrays, and transportation, communications and infrastructure services for commercial companies and to support the missions of U.S. and friendly governments. Government and commercial satellite operators and space technology companies and organizations are our target commercial customers. Momentus is also seeking business in support of U.S. government missions for departments and agencies like NASA and the U.S. Department of Defense.
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
Momentus has launched five missions to date, deployed 17 customer satellites, and provided hosted payload services. Four of these missions involved operation of the Vigoride OSV in orbit. During these four Vigoride missions, the system and technology were tested repeatedly. Improvements based on lessons learned during these missions were rapidly incorporated. As a result of these four missions, the Vigoride OSV has been successfully demonstrated in space and accumulated significant flight heritage.
On March 30, 2026, the Vigoride 7 OSV produced by Momentus was launched to low Earth orbit with 10 payloads. This mission is scheduled to last several months and includes payloads from government and commercial customers, including DARPA, SpaceWERX which is the innovation organization of the U.S. Space Force, the U.S. Air Force Research Laboratory, NASA, and commercial customers.
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
During the three months ended March 31, 2026, the Company recognized $3.2 million of revenue primarily from the completion of performance obligations on hosted payload services and engineering services performed for U.S. government and engineering project services.
As of March 31, 2026, the Company had signed contracts with customers and had collected approximately $0.5 million in customer deposits, $0.1 million of which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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
As of March 31, 2026, we have expensed all research and development costs associated with developing and building our vehicles.
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
Other income (expense)
Other income (expense) primarily relates to non-recurring fees incurred in conjunction with impairment or write-off charges and other immaterial items.
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

Comparison of Financial Results for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Service revenue	$3,215	$322	$2,893	898%
Cost of revenue	1,398	—	1,398	100%
Gross profit	1,817	322	1,495	464%

Operating expenses:
Research and development expenses	4,169	1,915	2,254	118%
Selling, general and administrative expenses	6,340	4,592	1,748	38%
Total operating expenses	10,509	6,507	4,002	62%
Loss from operations	(8,692)	(6,185)	(2,507)	41%

Other income (expense), net:
Realized loss on disposal of assets	(326)	—	(326)	(100%)
Interest income	114	4	110	2750%
Interest expense	(586)	156	(742)	(476%)
Gain on debt extinguishment	—	58	(58)	(100%)
Other income (expense)	10	(205)	215	(105%)
Total other income (expense), net	(788)	13	(801)	(6162%)
Net loss	$(9,480)	$(6,172)	(3,308)	54%
Service revenue
Service revenue increased $2.9 million, from $0.3 million for three months ended March 31, 2025 to $3.2 million for the three months ended March 31, 2026. The increase was driven by two factors. First, the Company recognized $1.6 million of revenue from hosted payload services related to the Vigoride 7 mission during the three months ended March 31, 2026, compared to no hosted payload services revenue during three months ended March 31, 2025. Second, engineering project services revenue increased $1.4 million, from $0.2 million for the three months ended March 31, 2025, to $1.6 million for three months ended March 31, 2026, primarily due to expanded work for NASA and continued work under the DARPA NOM4D and DARPA BRIDGES programs. The remaining components of service revenue consist of forfeited customer deposits upon contract expiration, which were zero and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Cost of revenue
Cost of revenue for the three months ended March 31, 2026, was primarily due to the launch cost allocated to customer payloads on the Vigoride 7 mission.
Research and development expenses
Research and development expenses increased from $1.9 million in the three months ended March 31, 2025, to $4.2 million in the three months ended March 31, 2026. The increase was primarily due to a $0.9 million increase in payroll costs, a $0.6 million increase in subcontractor costs, and a $0.9 million increase in other miscellaneous fees, such as information technology and facilities overhead allocation.
Selling, general and administrative expenses
Selling, general and administrative expenses increased from $4.6 million in the three months ended March 31, 2025, to $6.3 million in the three months ended March 31, 2026. The increase is primarily due to (i) an increase in legal expenses of $1.5 million, and (ii) a $0.6 million increase in other miscellaneous fees, such as insurance and subscriptions. These increases were partially offset by (i) a $0.2 million decrease in payroll related expenses and (ii) a decrease in consulting and professional services of $0.2 million.
Realized loss on disposal of assets
The increase in realized loss on disposal of assets for the three months ended March 31, 2026, was due to losses from the write-off of machinery and equipment. There was no loss on disposal recognized during the three months ended March 31, 2025.

Interest income
Interest income increased from $4 thousand for three months ended March 31, 2025, to $0.1 million for the three months ended March 31, 2026, as the Company invested more in money market funds.
Interest expense
Interest expense increased from $(0.2) million for the three months ended March 31, 2025, to $0.6 million for the three months ended March 31, 2026. The interest increase is primarily due to increase in cash interest accrual and amortization of the debt discount on the SIV Convertible Notes and the September 2025 Convertible Note, partially offset by amortization of the debt premium on the SIV Convertible Notes. See Note 8 for additional information.
Gain on debt extinguishment
The gain on extinguishment of debt recognized for the three months ended March 31, 2025, was due to the amendment of the SIV Convertible Notes. See Note 8 for additional information. There was no gain or loss on extinguishment recognized during the three months ended March 31, 2026.
Other income (expense)
Other income increased to $0.01 million during the three months ended March 31, 2026, from other expense of $0.2 million during the three months ended March 31, 2025, primarily due to resolution of a prior obligation of the Company.
Liquidity and Capital Resources
Capital Resources and Recent Financing Transactions
In prior periods, the Company disclosed that conditions and events raised substantial doubt regarding its ability to continue as a going concern. As described in Note 1 in the notes to our condensed consolidated interim financial statements included elsewhere in this Form 10-Q, management has concluded that the financings completed since December 31, 2025, including approximately $16.7 million of net cash provided by financing activities during the three months ended March 31, 2026, and the $5.0 million private placement completed subsequent to quarter-end, together with the Company's current cash position, expected operating plan, and forecasted liquidity needs, are sufficient to fund operations and meet obligations for at least the twelve-month period following the issuance date of these condensed consolidated interim financial statements. Accordingly, substantial doubt no longer exists.
The Company’s forecasts and operating plans are subject to risks and uncertainties as discussed above under Cautionary Note Regarding Forward-Looking Statements, and actual results could differ from management’s expectations.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(5,814)	$(4,175)
Investing activities	(185)	—
Financing activities	16,726	6,001
Net change in cash and cash equivalents	$10,727	$1,826
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026, was $5.8 million, consisting primarily of headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $0.3 million, were $3.0 million. Professional fees of $3.1 million included $1.9 million in legal fees. Office overheads and other general corporate expenses were $2.2 million, which includes insurance costs of $0.3 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $0.9 million. These cash outflows were partially offset by gross profit of $1.8 million primarily related to the fulfillment of performance obligations for

Vigoride 7 customers during the three months ended March 31, 2026. Additionally, the Company had a change in operating assets and liabilities of $1.5 million during the three months ended March 31, 2026.
Net cash used in operating activities for the three months ended March 31, 2025, was $4.2 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $1.1 million, were $1.6 million. Professional fees of $2.1 million included $0.4 million in legal fees. Office overheads and other general corporate expenses were $1.2 million, which includes insurance costs of $0.3 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $0.3 million. These cash outflows were partially offset by gross profit of $0.3 million primarily related to the fulfillment of performance obligations during the three months ended March 31, 2025. Additionally, the Company had a change in operating assets and liabilities of $0.9 million during the three months ended March 31, 2025.
Investing Activities
Net cash used in investing activities was $0.2 million for three months ended March 31, 2026, which consisted of purchases of machinery and equipment.
Financing Activities
Net cash provided by financing activities was $16.7 million for the three months ended March 31, 2026, primarily due to gross proceeds of approximately $18.3 million received shares sold under the ATM Sales Agreement and the January 2026 Offering. These gross proceeds were partially offset by (i) principal repayments of $0.8 million on the SIV Convertible Notes and the September 2025 Convertible Note and (ii) $0.8 million in issuance costs related to common stock and related warrants.
Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2025, primarily due to gross proceeds of approximately (i) $5.0 million received from the February 2025 Offering and (ii) $2.1 million received from the March 2025 Warrant Inducement. These gross proceeds were partially offset by (i) principal repayments of $0.3 million under the SIV Convertible Notes, and (ii) $0.8 million in issuance costs related to common stock and related warrants.
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
Debt and Equity Financings
We have entered into various debt and equity financing arrangements, including convertible promissory notes, warrants, pre-funded warrants, and an equity line of credit agreement. Accounting for these instruments requires significant management judgment, including the determination of whether warrants and embedded conversion options meet the criteria for equity classification or must be accounted for as liabilities. Certain warrants are accounted for as liabilities and are remeasured at fair value each reporting period using Level 3 valuation techniques, with changes in fair value recognized in the consolidated statements of operations. The fair value calculations involve assumptions regarding stock price volatility, expected term, and risk-free interest rates. Changes in these assumptions could materially affect the Company’s financial statements. Refer to Notes 8 and 9 to the condensed consolidated interim financial statements for additional information.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026, we had cash and cash equivalents of $23.5 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the three months ended March 31, 2026 and 2025.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2026. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were effective as of March 31, 2026.
Our management, including our CEO and CFO, has concluded that the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
ITEM 1. Legal Proceedings
See the disclosures under the caption “Legal Proceedings” in Note 12 in the notes to our condensed consolidated interim financial statements included elsewhere in this Form 10-Q for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our most recent Annual Report on Form 10-K filed by the Company on March 31, 2026, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K filed by the Company on March 31, 2026, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results, and/or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Debt Settlements
In March 2026, the Company issued 5,723 shares of its Class A common stock to a vendor to settle outstanding debts of $0.1 million.
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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
ITEM 6. Exhibits

Tables of Contents

Exhibit Number	Description of Exhibit
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 9, 2026).
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 9, 2026).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2026).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 16, 2026).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2026).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 9, 2026).
10.3	Unsecured Convertible Promissory Note issued by Momentus Inc. dated January 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2026).
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2026).
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2026).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

MOMENTUS INC.

Date: May 13, 2026	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)