Form 10-Q
period 2026-06-30
Momentus Inc.
filed 2026-08-11
CIK 1781162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant had outstanding 21,963,401 shares of Class A common stock as of August 10, 2026.

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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, the ability of the Company to raise additional capital to finance its longer-term business plan; the ability of the Company to obtain licenses and government approvals for its missions, which are essential to its operations; the ability of the Company to effectively market and sell satellites and satellite components; the ability to market and sell transportation services and planned in-orbit services; the ability of the Company to protect its intellectual property and trade secrets; the development of markets for small satellites and satellite transport and in-orbit services; the ability of the Company to develop, test and validate its technology, including its water plasma propulsion technology and Tape Spring Solar Array; delays or impediments that the Company may face in the development, manufacture and deployment of next generation satellite transport systems; the ability of the Company to convert backlog or inbound inquiries into revenue; changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business, including export control license requirements; the ability to attract or maintain a qualified workforce with the required security clearances and requisite skills; level of product service or product or launch failures or delays that could lead customers to use competitors’ services; investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and/or other risks and uncertainties described under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the

“SEC”) on March 31, 2026. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward‑looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, may not be exhaustive.
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

PART I. Financial Information
ITEM 1. Financial Statements
MOMENTUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except number of shares and par value)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,598	$12,806
Restricted cash, current	106	55
Accounts receivable	611	—
Insurance receivable	—	100
Prepaids and other current assets	4,797	9,321
Total current assets	113,112	22,282
Property, machinery and equipment, net	464	953
Intangible assets, net	175	201
Operating right-of-use asset	7,088	7,686
Other non-current assets	8,695	9,197
Total assets	$129,534	$40,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,987	$4,081
Accrued liabilities	825	2,272
Loan payable, current	—	3,479
Contract liabilities, current	209	4,058
Operating lease liability, current	956	836
Litigation settlement contingency	1,662	802
Other current liabilities	615	541
Total current liabilities	8,254	16,069
Contract liabilities, non-current	120	120
Warrant liability	3	3
Operating lease liability, non-current	6,897	6,987
Total non-current liabilities	7,020	7,110
Total liabilities	15,274	23,179
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Series A preferred stock, $0.00001 par value; 20,000,000 shares authorized and 0 issued and outstanding as of June 30, 2026; 20,000,000 shares authorized and 547,408 issued and outstanding as of December 31, 2025	—	—
Class A common stock, $0.00001 par value; 250,000,000 shares authorized and 20,342,968 issued and outstanding as of June 30, 2026; 250,000,000 shares authorized and 2,165,559 issued and outstanding as of December 31, 2025	—	—
Class B common stock, $0.00001 par value; 0 shares authorized and 0 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	570,587	455,718
Accumulated deficit	(456,327)	(438,578)
Total stockholders’ equity	114,260	17,140
Total liabilities and stockholders’ equity	$129,534	$40,319

The accompanying notes are an integral part of these condensed consolidated interim financial statements

MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service revenue	$25	$191	$3,240	$513
Cost of revenue	—	2	1,398	2
Gross profit	25	189	1,842	511
Operating expenses:
Research and development expenses	4,226	2,193	8,395	4,108
Selling, general and administrative expenses	3,904	3,940	10,244	8,532
Total operating expenses	8,130	6,133	18,639	12,640
Loss from operations	(8,105)	(5,944)	(16,797)	(12,129)
Other income (expense), net:
Realized loss on disposal of assets	(12)	—	(338)	—
Interest income	308	2	422	6
Interest expense	(116)	(91)	(702)	65
Gain on debt extinguishment	—	13	—	71
Change in fair value of convertible debt carried at fair value	—	(835)	—	(835)
Change in fair value of warrant liability	(123)	—	(123)	—
Other income (expense)	(221)	405	(211)	200
Total other income (expense), net	(164)	(506)	(952)	(493)
Net loss	$(8,269)	$(6,450)	$(17,749)	$(12,622)
Net loss per share, basic and diluted	$(0.70)	$(22.03)	$(2.17)	$(50.09)
Weighted average shares outstanding, basic and diluted	11,887,008	292,791	8,164,045	251,977

The accompanying notes are an integral part of these condensed consolidated interim financial statements

MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Preferred stock – Series A		Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	547,408	$—	2,165,559	$—	$455,718	$(438,578)	$17,140
Issuance of common stock upon release of RSUs	—	—	73	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(4)	—	—	—	—
Issuance of common stock upon conversion of preferred stock	(547,408)	—	306,672	—	—	—	—
Issuance of common stock under At-The-Market Offering, net of issuance costs	—	—	2,203,615	—	12,929	—	12,929
Issuance of pre-funded warrants and warrants in private placement, net of issuance costs	—	—	—	—	4,580	—	4,580
Issuance of common stock upon exercise of pre-funded warrants	—	—	945,136	—	—	—	—
Issuance of common stock in settlement of accounts payable	—	—	5,723	—	95	—	95
Issuance of common stock upon exercise of warrant liability	—	—	4,202	—	—	—	—
Issuance of common stock for convertible note principal and interest	—	—	159,030	—	973	—	973
Issuance of common stock in relation to the convertible debt settlement	—	—	50,000	—	606	—	606
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	322	—	322
Net loss	—	—	—	—	—	(9,480)	(9,480)
Balance, March 31, 2026	—	$—	5,840,006	$—	$475,223	$(448,058)	$27,165
Issuance of common stock upon release of RSUs	—	—	12,615	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(3,648)	—	(18)	—	(18)
Issuance of common stock under At-The-Market Offering, net of issuance costs	—	—	5,806,465	—	32,574	—	32,574
Issuance of common stock, pre-funded warrants and warrants in private placement, net of issuance costs	—	—	2,623,420	—	27,722	—	27,722
Issuance of common stock in registered offering, net of issuance costs	—	—	1,851,852	—	23,130	—	23,130
Issuance of common stock upon exercise of pre-funded warrants	—	—	1,651,914	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	1,807,941	—	9,638	—	9,638
Issuance of common stock upon exercise of warrant liability	—	—	16,440	—	123	—	123
Issuance of common stock for convertible note principal and interest	—	—	735,963	—	2,006	—	2,006
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	189	—	189
Net loss	—	—	—	—	—	(8,269)	(8,269)
Balance, June 30, 2026	—	$—	20,342,968	$—	$570,587	$(456,327)	$114,260

	Preferred stock – Series A		Common stock – Class A		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	155,781	$—	$400,183	$(407,993)	$(7,810)
Issuance of common stock upon release of RSUs	—	—	110	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(24)	—	(1)	—	(1)
Issuance of common stock and related warrants in registered offering, net of issuance costs	—	—	16,807	—	4,401	—	4,401
Issuance of common stock upon exercise of pre-funded warrants	—	—	65,932	—	—	—	—
Issuance of common stock in connection with warrant inducement, net of issuance costs	—	—	18,544	—	1,889	—	1,889
Issuance of common stock for convertible note principal and interest	—	—	10,645	—	664	—	664
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	(6,172)	(6,172)
Balance, March 31, 2025	—	$—	267,795	$—	$408,193	$(414,165)	$(5,972)
Issuance of common stock upon release of RSUs	—	—	9	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	—	—	(1)	—	—	—	—
Issuance of common stock in connection with prior warrant inducement	—	—	41,481	—	(25)	—	(25)
Issuance of common stock for convertible note principal and interest	—	—	6,307	—	199	—	199
Issuance of common stock in settlement of accounts payable and customer deposits	—	—	10,720	—	338	—	338
Deferred financing costs for warrant modification	—	—	—	—	400	—	400
Issuance of warrants with convertible debt	—	—	—	—	572	—	572
Stock-based compensation - stock options, RSAs, RSUs	—	—	—	—	967	—	967
Net loss	—	—	—	—	—	(6,450)	(6,450)
Balance, June 30, 2025	—	$—	326,311	$—	$410,644	$(420,615)	$(9,971)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

MOMENTUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,749)	$(12,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394	647
Amortization of debt (premium) and issuance costs	571	(381)
Amortization of right-of-use assets	598	39
Change in fair value of warrant liability	123	—
Change in fair value of convertible debt carried at fair value	—	835
Loss on disposal of fixed assets	338	—
Gain on debt extinguishment	—	(71)
Stock-based compensation expense	511	2,024
Issuance of convertible notes for legal services	275	384
Changes in operating assets and liabilities:
Accounts receivable	(611)	679
Prepaids and other current assets	4,524	(2,165)
Insurance receivable	100	308
Other non-current assets	502	495
Accounts payable	(107)	1,480
Accrued liabilities	(1,512)	379
Accrued interest	42	270
Other current liabilities	78	502
Contract liabilities	(3,849)	900
Operating lease liability	29	(302)
Litigation settlement contingency	860	(308)
Other non-current liabilities	—	(515)
Net cash used in operating activities	(14,883)	(7,422)
Cash flows from investing activities:
Purchases of property, machinery and equipment	(228)	—
Proceeds from sale of property, machinery and equipment	12	—
Net cash used in investing activities	(216)	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	—	750
Payment of convertible notes	(783)	(672)
Payment of debt issuance costs	—	(78)
Proceeds from exercise of warrants	9,638	2,068
Payments for issuance costs related to exercise of warrants	—	(204)
Repurchase of Section 16 Officer shares for tax coverage exchange	(18)	(1)
Payment of deferred offering costs	—	(283)
Proceeds from issuance of common stock, pre-funded warrants and related warrants	107,030	5,000
Payments for issuance costs related to common stock, pre-funded warrants and related warrants	(5,925)	(598)
Net cash provided by financing activities	109,942	5,982

Increase in cash, cash equivalents and restricted cash	94,843	(1,440)
Cash, cash equivalents, and restricted cash, beginning of period	12,861	1,572
Cash, cash equivalents, and restricted cash, end of period	$107,704	$132

The accompanying notes are an integral part of these condensed consolidated interim financial statements

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1. Nature of Operations
The Company
Momentus Inc. (together with its consolidated subsidiaries “Momentus” or the “Company”) is a U.S. commercial space company that offers satellites, satellite buses, satellite technologies, 3D printed tanks, and components, and services, as well as, space infrastructure services, including in-space transportation, hosted payloads and in-orbit services.
Momentus has launched five missions to date, deployed 17 customer satellites, and provided hosted payload services. Four of these missions involved operation of the Vigoride Orbital Service Vehicle (“OSV”) in orbit, and the fifth mission involved use of a deployment system to carry and place customer satellites in orbit. During the four Vigoride missions, the system and technology were tested repeatedly. Improvements based on lessons learned during these missions were rapidly incorporated. As a result of these four missions, the Vigoride OSV has been successfully demonstrated in space and accumulated significant flight heritage.
The Company launched its latest OSV, Vigoride 7, on March 30, 2026 to low Earth orbit (“LEO”) with 10 payloads During this mission, which is expected to last several more months, the Company is scheduled to provide hosted payload services to a range of U.S. Government customers with payloads aboard, including the Defense Advanced Research Projects Agency (“DARPA”), SpaceWERX, which is the innovation organization of the U.S. Space Force, the U.S. Air Force Research Laboratory, the National Aeronautics and Space Administration (“NASA”), as well as commercial customers.
The Vigoride 7 OSV has completed a series of orbit‑lowering maneuvers, reducing its altitude nearly 20 km through more than 50 controlled and precisely timed operations of both of its on-board Microwave Electrothermal Thrusters (METs) that utilize water as its propellant. The innovative Momentus MET has now cumulatively been used over 400 times to maneuver the Vigoride spacecraft on the Company’s current mission and on previous missions since 2023 demonstrating the maturity of this proprietary system.
In addition to completing orbit‑lowering, Momentus and its mission partners continue to operate hosted payloads on the Vigoride 7 mission. Two such hosted payloads from Momentus are showing good results.
•Vigoride’s momentum wheels, flown on the vehicle for the first time, are working smoothly and by design, maintaining the spacecraft’s steadiness, stability, and proper orientation.
•Concurrently, flight testing of a titanium, additively manufactured fuel tank designed by Momentus is going well and holding pressure as expected. The flight test of this fuel tank (that is of the type that is in high demand as small satellites are produced in much greater numbers) is a key step in demonstrating the potential of additive manufacturing, otherwise knows as 3D printing, to accelerate innovation in spacecraft design, reduce production timelines, and enable complex geometries that improve performance of mission-critical spacecraft components.
The Company plans to launch its Vigoride 8 mission in 2027 carrying two payloads for NASA under contracts it has been awarded. Momentus has also begun work on its Vigoride 9 spacecraft for a subsequent mission.
In addition to the Vigoride OSV, Momentus is also offering this system as a satellite bus. With a growing demand for satellite bus services, Momentus is positioned to advance its hardware and flight-proven technology for this market. The Vigoride bus is a flexible option to meet various mission requirements. Innovations to improve sensor capability, maneuverability, increased power, and lower costs are integrated into the product. Momentus is also offering a smaller version of the Vigoride bus called Vigoride Lite. Momentus believes it can manufacture satellite buses at a rapid and scalable pace.
Capital Resources and Recent Financing Transactions
During the six months ended June 30, 2026, the Company received net cash provided by financing activities of approximately $109.9 million primarily from sales of Class A common stock, including proceeds from sales under the ATM Sales Agreement, sales through private placements and a registered direct offering, and from the exercise of warrants. The Company sold Class A common stock under the ATM Sales Agreement for gross proceeds of

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 1. Nature of Operations (cont.)
$47.0 million, completed private placements of securities for gross proceeds of $35.0 million, a registered direct offering for gross proceeds of $25.0 million, and received gross proceeds of $9.6 million from the exercise of warrants. Net cash provided by financing activities reflects the gross proceeds from these financing transactions, net of equity issuance costs and other financing cash flows during the period. See Note 9 for additional details. These proceeds, combined with service revenue received during the six months ended June 30, 2026, have significantly improved the liquidity and financial position of the Company over December 31, 2025.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The accompanying condensed consolidated interim financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2026, and December 31, 2025, the results of operations for the three and six months ended June 30, 2026 and 2025, the statements of changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results for the year ending December 31, 2026, or for any future period. These condensed consolidated interim financial statements should be read in conjunction with the consolidated audited financial statements as of and for the years ended December 31, 2025 and 2024, filed with the SEC in our Annual Report on Form 10-K filed by the Company on March 31, 2026.

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
Restricted Cash
Restricted cash primarily represents cash deposited as collateral for the Company’s credit card program. As of June 30, 2026 and December 31, 2025, the Company maintained restricted cash of $0.1 million and $0.1 million, respectively.
Accounts Receivable
Accounts receivable as of June 30, 2026, represent amounts primarily due from Velo3D in connection to the Master Service Agreement executed in April 2025 (refer to Note 9 for additional information). Accounts Receivable are stated at invoice value less estimated allowances for credit losses. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, aging of the accounts receivable balances, economic conditions, and other factors that may affect a customer’s ability to pay. The allowance for credit losses as of June 30, 2026 and December 31, 2025, was zero.
Deferred Fulfillment and Prepaid Launch Costs
The Company prepays for certain launch costs to third-party providers that will carry the transport vehicle to orbit. Prepaid costs allocated to the delivery of a customer’s payload are classified as deferred fulfillment costs and prepaid costs allocated to our payload are classified as prepaid launch costs. All deferred fulfillment and prepaid launch costs are recognized as cost of revenue upon delivery of the related payloads.
As of June 30, 2026 and December 31, 2025, the Company had deferred fulfillment and prepaid launch costs of $2.9 million and $6.3 million, respectively, with $1.5 million and $5.1 million recorded within prepaids and other current assets, respectively, and $1.4 million and $1.2 million recorded within other non-current assets in our condensed consolidated balance sheets, respectively.

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

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. While the Company’s standard contracts do not contain refund or recourse provisions that enable its customers to recover any non-refundable fees that have been paid, the Company may issue full or partial refunds, or concessions on future services to customers on a case-by-case basis as necessary to preserve and foster future business relationships and customer goodwill. Contracts to provide engineering services to U.S. government organizations generally have set payments tied to each milestone. When a milestone is achieved, the Company submits the completed service for approval, submits invoices to the government site, and collects on that completed milestone. During the three and six months ended June 30, 2026, the Company recorded zero and $2.7 million, respectively, and during the three and six months ended June 30, 2025, the Company recorded $0.2 million and $0.4 million of revenue from the U.S. government.
As part of its contracts with customers, the Company collects up-front non-refundable deposits prior to launch. As of June 30, 2026 and December 31, 2025, the Company had customer deposit balances of $0.3 million and $4.2 million, respectively, related to signed contracts with customers, including firm orders and options (some of which have already been exercised by customers). These deposits are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. Included in the collected amount as of June 30, 2026 and 2025, are $0.1 million and $0.1 million, respectively, of non-current deposits.
During the three and six months ended June 30, 2026, the Company recognized $0.03 million and $3.2 million of revenue, respectively, primarily due to engineering services performed for NASA and hosted payload services. Of the $3.2 million of revenue recognized, $0.6 million was derived from the December 31, 2025, contract liability balance. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.5 million of revenue, respectively, due to engineering services performed for the DARPA Novel Orbital and Moon Manufacturing, Materials, and Mass-efficient Design (“NOM4D”) and DARPA Bringing Classified Innovation to Defense and Government Systems (“BRIDGES”) programs, and forfeited customer deposits primarily related to expired options. Of the $0.5 million of revenue recognized, $0.1 million was derived from the December 31, 2024, contract liability balance.
The disaggregation of revenue by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Hosted payload services	$25	$—	$1,643	$—
Forfeited customer deposits	—	3	—	90
Engineering project services	—	188	1,597	423
Total revenue	$25	$191	$3,240	$513
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
The fair values of cash and cash equivalents, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values due to the short-term maturities of these instruments which fall with Level 1 of the fair value hierarchy. The carrying value of certain other non-current assets and liabilities

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
approximates fair value. The Company had no Level 2 inputs for the three and six months ended June 30, 2026 and at December 31, 2025.
As of June 30, 2026, the Company does not have any assets measured at fair value on a recurring basis, other than the Credit Provision Derivative (see Note 9 for additional detail). The Credit Provision Derivative is measured at fair value under ASC Topic 815 and is classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of derivative asset based on the expected underutilization payment to be received during 2026.
The change in fair value of the Credit Provision Derivative asset subject to recurring remeasurement was as follows:

(in thousands)
Balance, December 31, 2025	$164
Settlement	(164)
Balance, June 30, 2026	$—
As of June 30, 2026, the Company has the following liabilities measured at fair value on a recurring basis:
•Certain of the Company’s warrants are recorded as a derivative liability pursuant to ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and are classified within Level 3 of the fair value hierarchy as the Company is using the BSM option pricing model.
•The May 2025 Convertible Note, issued for non-employee services, was classified as a liability under ASC Topic 718 and measured at fair value. The May 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as the Company was using a convertible bond pricing model to calculate fair value. Key assumptions used to determine the fair value of the May 2025 Convertible Note were as follows:

	January 9, 2026	December 31, 2025
Expected term (years)	0.84	0.96
Stock price	$12.46	$4.87
Volatility	45.00%	45.00%
Risk-free rate	3.54%	3.49%
Dividend yield	—%	—%
•The AIR Warrants were classified as a liability under ASC Topic 480 and measured at fair value. The AIR Warrants were classified within Level 3 of the fair value hierarchy because their fair value was determined using an option pricing model that incorporated significant unobservable inputs, including expected stock price volatility and the discount rate on the underlying junior convertible notes. The Company calculated the fair value by weighting two different approaches. The AIR Warrants remained significantly out-of-the-money and were valued at zero from December 31, 2025 through their termination on April 17, 2026 (see Note 8); accordingly, the Company did not update the option pricing model assumptions during the six months ended June 30, 2026. Key assumptions used to determine the fair value of the AIR Warrants as of December 31, 2025, were as follows:

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

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (cont.)
•The ELOC Pre-funded Warrants were classified as a liability under ASC Topic 815 and measured at fair value. The ELOC Pre-funded Warrants were classified within Level 3 of the fair value hierarchy because the number of shares issuable upon exercise was subject to contingent variability, which required management’s estimate of the probability that the trigger will not occur. The Company estimated the fair value of the warrants based on the per share fair value of the Class A common stock at issuance and upon exercise, less the $0.00001 exercise price, multiplied by the current (non-contingent) number of shares.
The primary significant unobservable input used in the valuation of the warrants and convertible notes is expected stock price volatility. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the instruments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the instruments. The expected term was based on the maturity of the instruments, which is 5 years for Class A common stock warrants and 1.5 years for Class B common stock warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the instruments. There were no transfers between levels of input during the three and six months ended June 30, 2026 and 2025.
The change in fair values of liabilities subject to recurring remeasurement were as follows:

(in thousands)	Warrant Liability (Level 3)	May 2025 Convertible Note (Level 3)	AIR Warrants (Level 3)	ELOC Pre-funded Warrants (Level 3)
Balance, December 31, 2025	$3	$331	$—	$—
Change in fair value	—	275	—	123
Settlement	—	(606)	—	(123)
Balance, June 30, 2026	$3	$—	$—	$—
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
Warrant Liability
The Company evaluates each warrant on issuance to determine whether it should be classified as equity or as a liability. Warrants that meet the definition of a derivative and do not qualify for the derivative scope exception under ASC Topic 815 are classified as derivative liabilities. Warrants that embody an unconditional obligation to transfer assets, or a conditional obligation to issue a variable number of shares, are classified as liabilities under ASC Topic 480 and are initially and subsequently measured at fair value, with changes in fair value recognized in the condensed consolidated statements of operations. Significant unobservable inputs in the valuation of liability‑classified warrants include expected volatility and, for certain warrants, the discount rate on the underlying instruments, resulting in Level 3 classification within the fair value hierarchy. Liability-classified warrants are presented as non-current, as their liquidation is not reasonably expected to require the use of current assets or the creation of current liabilities. Upon exercise, the fair value of the warrant liability at the exercise date is reclassified to additional paid-in capital within the condensed consolidated statements of stockholders' equity (deficit). See Note 9 for further discussion of the Company’s outstanding warrants.

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
Impairment of Long-lived Assets
The Company evaluates the carrying value of long-lived assets, which includes intangible assets, on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the three and six months ended June 30, 2026 and 2025, there were no impairments of long‑lived assets. See Note 4 and Note 5 for additional information.
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
401(k) Plan
The Company has a 401(k) plan that it offers to its full-time employees. The Company did not contribute to the plan during the three and six months ended June 30, 2026 and 2025.
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
Our chief operating decision maker (“CODM”) uses financial information to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. All of the Company’s long-lived assets are held domestically in the United States and of the $0.03 million and $3.2 million of revenue recognized by the Company during the three and six months ended June 30, 2026, respectively, 1% was derived from customers domiciled in foreign countries, respectively. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.
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
Note 3. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid launch costs, current	$1,530	$5,087
Prepaid design and production services, current	2,134	1,538
Prepaid insurance and other current assets	1,133	2,696
Total	$4,797	$9,321
As of June 30, 2026, and December 31, 2025, the non-current portion of prepaid launch costs recorded in other non‑current assets was approximately $1.4 million and $1.2 million, respectively, and the non-current portion of prepaid design and production services recorded in other non-current assets was approximately $6.4 million and $7.0 million, respectively.

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 4. Property, Machinery and Equipment
Property, machinery and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Computer equipment	$238	$21
Leasehold improvements	—	2,391
Machinery and equipment	1,203	2,839
Property, machinery and equipment, gross	1,441	5,251
Less: accumulated depreciation	(977)	(4,298)
Property, machinery and equipment, net	$464	$953
Depreciation expense related to property, machinery and equipment was $0.1 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively. Depreciation expense is recorded within operating expenses. During the six months ended June 30, 2026, the Company disposed of certain machinery and equipment in connection with the relocation of its headquarters.
Note 5. Intangible Assets
Intangible assets, net consisted of the following as of June 30, 2026:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(288)	$175	3.9
Total	$463	$(288)	$175
Intangible assets, net consisted of the following as of December 31, 2025:

(in thousands)	Gross Value	Accumulated Amortization	Net Value	Weighted Average Remaining Amortization Period (In Years)
Patents/Intellectual Property	$463	$(262)	$201	4.3
Total	$463	$(262)	$201
Amortization expense related to intangible assets was $0.01 million and $0.03 million for the three and six months ended June 30, 2026, respectively, and $0.01 million and $0.03 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, the future estimated amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2026	$26
2027	52
2028	44
2029	28
2030	14
Thereafter	11
Total	$175

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 6. Leases
The Company leases office space under a non-cancellable operating lease. The Company’s prior San Jose, California lease terminated on March 31, 2026. In December 2025, the Company commenced another lease in San Jose, California. This lease has an expiration date in September 2032.
The components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$420	$275	$1,116	$550
Variable lease expense	104	157	321	315
Short-term lease expense	20	—	41	6
Total lease expense	$544	$432	$1,478	$871
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance.
As of June 30, 2026, the weighted-average remaining lease term was 6.3 years and the weighted-average discount rate was 11.3%.
As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Remainder of 2026	$434
2027	1,432
2028	1,872
2029	1,928
2030	1,985
Thereafter	3,621
Total lease payments	11,272
Less: Imputed interest	(3,419)
Present value of lease liabilities	$7,853
Note 7. Accrued Liabilities
Accrued expenses consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Legal and other professional services	$602	$1,232
Compensation expense	54	99
Research and development projects	121	119
Other accrued liabilities	48	822
Total	$825	$2,272
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

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
The September 2025 SPA provided that the Company would indemnify the investor for any claims and losses. This indemnification by the Company was an embedded derivative that required bifurcation and recognition as a derivative liability (“Indemnification Derivative”). The Indemnification Derivative instrument was recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, each subsequent period end, and immediately prior to extinguishment due to the conversion of the September 2025 Convertible Note on April 17, 2026, the Indemnification Derivative was valued at zero.
The September 2025 Convertible Note bore an annual interest rate of 8%. Unless earlier converted, principal and any accrued unpaid interest on the September 2025 Convertible Note was due at maturity in September 2026. The September 2025 Convertible Note, including interest accrued thereon, was convertible at any time, in whole or in part, at the option of the holder into shares of Class A common stock at a conversion price of $19.92 per share, subject to certain beneficial ownership limitations provided for in the terms of the September 2025 Convertible Note. The September 2025 Convertible Note was a junior secured obligation of the Company and was secured by certain personal property of the Company.
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
The initial fair value of the AIR Warrants (discussed below) and the ELOC Pre-funded Warrants (see discussion in Note 9) exceeded the net proceeds received from the September 2025 Private Placement. Therefore, upon allocating the net proceeds of the September 2025 Private Placement, no amounts were allocated to the September 2025 Warrants and the September 2025 Convertible Note was recorded at a 100% discount. The excess fair value of $1.4 million of the AIR Warrants and ELOC Pre-funded Warrants over the net proceeds received was recognized as a loss in other expense in the condensed consolidated statements of operations.
The September 2025 Convertible Note could be prepaid in full at any time, subject to a prepayment fee of 10%. The September 2025 Convertible Note would accelerate and become immediately due upon the occurrence of certain customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the September 2025 Convertible Note, the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company. The mandatory redemption of the September 2025 Convertible Note upon one of these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“September 2025 Default Redemption Derivative”). Furthermore, contingent interest related to these events of default was an embedded derivative also that required bifurcation and recognition as a derivative liability (“September 2025 Default Interest Derivative”). Both the September 2025 Default Redemption Derivative and the September 2025 Default Interest Derivative instruments were recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, each subsequent period end, and immediately prior to extinguishment due to the conversion of the September 2025 Convertible Note on April 17, 2026, both the September 2025 Default Redemption Derivative and the September 2025 Default Interest Derivative were valued at zero.
The September 2025 Convertible Note also contained certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, amendments to the Company’s organizational documents, dividends, redemption, related party transactions, and entry into any equity line of credit agreement or variable rate transactions other than an “at the market” offering of the Company’s Class A common stock.
During April 2026, the Company converted $1.4 million of principal and accrued interest, with a net carrying value of $0.7 million due to the unamortized discount at the time of conversion, on the September 2025 Convertible Note into 347,663 shares of Class A common stock. The conversions were accounted for under ASC Sub-Topic 470-20, with no gain or loss recognized.
As a result of the April 2026 conversions, the Company has no remaining amounts outstanding under the September 2025 Convertible Note. For the three and six months ended June 30, 2026, interest recognized on the September 2025 Convertible Note totaled $0.1 million and $0.6 million, respectively. These amounts consisted of

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
cash interest expense of less than $0.01 million and $0.04 million, respectively, and non-cash amortization of debt discount of $0.1 million and $0.6 million, respectively.
AIR Warrants
In connection with the September 2025 Private Placement, the Company issued the AIR Warrants. The AIR Warrants were exercisable by the holder immediately with a five-year term and may be exercised in tranches based on the trading volume and price of the Company’s Class A common stock. In addition, the Company could, at its discretion, deliver a call notice requiring the holder to exercise the AIR Warrants, in whole or in part (up to an amount not exceeding two times the average daily trading volume of the Company’s Class A common stock over the relevant period), provided that certain trading conditions were satisfied (including the five-day average trading price equaling or exceeding 125% of the original conversion price of the underlying notes). If the trading conditions were not met at the time of the call notice, the holder would not be obligated to exercise; however, the Company could cancel any unexercised portion of the AIR Warrants (effectively terminating the remaining commitment) if the holder did not proceed with the investment upon such call. This call feature provided the Company with the ability to compel realization or cancellation under various market conditions.
The AIR Warrants were classified as a liability under ASC Topic 480 as they embodied a conditional obligation for the Company to transfer assets through the settlement of the underlying convertible notes.
The AIR Warrants were initially measured at a fair value of $1.9 million on the issuance date, with a corresponding allocation from the proceeds of the September 2025 Private Placement, with the excess fair value of the AIR Warrants over the September 2025 Private Placement proceeds recognized in earnings. The AIR Warrants liability was recorded at fair value and marked-to-market each reporting period with changes in fair value reflected in earnings. The Company determined the fair value of the AIR Warrants at issuance using two different approaches. Under the first approach, the instruments underlying the AIR Warrants were assumed to have value equal to proceeds received that would have been received upon exercise of the AIR Warrants and, under the second approach, the instruments underlying the AIR Warrants were valued using a convertible bond pricing model for the underlying convertible note and a BSM option pricing model for the underlying common warrants. The fair value was then determined based on the intrinsic value: the difference between the fair value of the instruments underlying the AIR Warrants and the proceeds that would be received upon exercise of the AIR Warrants. The following inputs were used in the convertible bond and BSM option pricing models:

	Underlying Investor Warrants (BSM)	Junior Convertible Notes
Expected term (years)	5.00	0.92
Stock price	$22.13	$22.13
Volatility	87.50%	45.00%
Risk-free rate	3.75%	3.49%
Dividend yield	—%	—%
Discount rate on the note	N/A	78.64%
Exercise price of AIR Warrants (millions)	$3.7	$3.7
No AIR Warrants were exercised during the three and six months ended June 30, 2026. On April 17, 2026, following the full conversion of the September 2025 Convertible Note into shares of Class A common stock, the Company terminated the AIR Warrants as provided therein for no consideration, and the associated liability was derecognized at a fair value of zero with no gain or loss recognized.
May 2025 Loan
On May 30, 2025, the Company and J.J. Astor & Co. entered into a loan agreement (the “May 2025 Loan”) pursuant to which the Company could borrow up to $1.5 million in two tranches of $0.75 million each (the first tranche referred to as the “Initial Tranche” and the second as the “Second Tranche”) and paid debt issuance costs of $0.2 million. The May 2025 Loan had a maturity date of March 6, 2026, and was payable in 40 weekly installments of $25 thousand, with at least 10% in cash and the remainder in shares at a conversion price of $30.35 per share. The

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
May 2025 Loan could be prepaid in full at any time, subject to a prepayment fee of 120% of the outstanding principal plus costs.
Amounts borrowed under the May 2025 Loan were secured by a lien on substantially all of the assets of the Company. Upon event of default, amounts owing under the May 2025 Loan would increase by 120% and were convertible into shares of Class A common stock at a conversion price equal to 80% of the average of the four lowest volume weighted average closing prices of the Class A common stock during the 20 trading days immediately prior to conversion. The Company elected the FVO for recognition of the May 2025 Loan as permitted under ASC Topic 825.
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
On June 17, 2025, the Company and J.J. Astor & Co. entered into an amendment to the May 2025 Loan (the “June 2025 Loan Amendment”). The June 2025 Loan Amendment, among other things, revised the conditions for funding the Second Tranche to occur within three business days after the effectiveness of a resale registration statement, subject to Nasdaq listing maintenance, a stock price of not less than $22.31, a market capitalization of not less than $6.7 million, and trading volume conditions. It also reduced the conversion price on both tranches to the lesser of the closing price of the Company’s Class A common stock June 2025 Loan Amendment date and the closing price prior to the Second Tranche issuance. Additionally, the June 2025 Loan Amendment introduced a cash make-whole payment upon conversion equal to the difference between the conversion price and the lower of the closing price on conversion or the lowest volume weighted average closing price over 20 prior trading days. If not paid in cash, the Company would issue shares equal to the make-whole amount divided by the make-whole price. If the Company completed an equity offering sufficient to repay the Initial Tranche before the Second Tranche funding date, the obligation to issue the Second Tranche would be suspended, with a $0.1 million termination fee and issuance of warrants for 26,688 shares of Class A common stock (the “Second Tranche Warrants”).
The May 2025 Loan contained customary events of default, upon which the outstanding obligations would be accelerated. The loan ranked senior to unsecured indebtedness. The Company was in compliance with all covenants prior to extinguishment of the May 2025 Loan on July 1, 2025.
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

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 8. Loan Payable (cont.)
AGP Convertible Promissory Note
On May 13, 2025, the Company entered into an unsecured convertible promissory note (the “May 2025 Convertible Note”) with A.G.P./Alliance Global Partners (“AGP”) for a principal amount of $1.2 million, issued in exchange for AGP’s services in facilitating the issuance of equity securities under the MSA with VLD (see Note 9). The May 2025 Convertible Note bore interest at 4.5% per annum and matured on November 13, 2026, unless earlier converted or prepaid. AGP could elect to convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s Class A common stock at a conversion price of $29.81 per share, based on the closing price on May 9, 2025, subject to adjustment for stock splits, dividends, or similar events. At maturity, all outstanding principal and accrued interest would be payable in cash or, at AGP’s option, in shares of Class A common stock at the conversion price. The Company could prepay the May 2025 Convertible Note in whole or in part at any time without penalty.
The May 2025 Convertible Note was classified as a liability under ASC Topic 718, as it was issued to a non‑employee for services, and was remeasured at fair value at each reporting period until settlement, with changes in fair value recognized in earnings as part of operating expenses. The note represented payment for legal services incurred in relation to the VLD MSA. Upon issuance, the Company recognized $0.3 million of legal expense related to the May 2025 Convertible Note in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
The May 2025 Convertible Note contained customary events of default, upon which the outstanding obligations would be accelerated. The note was unsecured and ranked pari passu with the Company’s other unsecured indebtedness. The Company was in compliance with all covenants prior to settlement on January 9, 2026.
On June 17, 2025, the Company and AGP executed a letter agreement (the “June 2025 Note Amendment”) modifying the terms of the May 2025 Convertible Note. The June 2025 Note Amendment provided that a new convertible promissory note with a reduced principal amount of $0.5 million (the “Amended Note”) would replace the May 2025 Convertible Note. AGP agreed to waive any claim or recourse with respect to the $0.7 million differential between the May 2025 Convertible Note and the Amended Note. The Amended Note would retain substantially similar terms to the May 2025 Convertible Note, including the interest rate, maturity, conversion price, and conversion mechanics, with the only change being the reduction of the principal from $1.2 million to $0.5 million. The June 2025 Note Amendment was accounted for as a modification, with no change to the accounting treatment, as the note remained liability-classified and continued to be remeasured at fair value at each reporting period. No additional costs or premiums were recognized.
On January 9, 2026, the Company exchanged the May 2025 Convertible Note for a new unsecured convertible promissory note (the “January 2026 Convertible Note”) with substantially similar terms, except that the conversion price on the January 2026 Convertible Note was reduced from $29.8095 to $10.00 per share of Class A common stock. On the same date, the January 2026 Convertible Note was settled through the issuance of 50,000 shares of Class A common stock. The Company recognized legal expense of $0.3 million in January 2026, representing the change in the fair value of the liability-classified award immediately prior to settlement.
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
The October 2024 Convertible Note can be prepaid in full at any time, subject to a prepayment fee of 10%. The October 2024 Convertible Note will accelerate and become immediately due upon the occurrence of certain customary events of default, including failure to pay amounts owing when due and/or certain events involving a discontinuation of our business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like, or a change of control of the Company. Contingent interest related to these events of default was an embedded derivative that required bifurcation and recognition as a derivative liability (“October 2024 Default Interest Derivative”). The October 2024 Default Interest Derivative instrument is recorded at fair value and marked‑to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date and each subsequent period end through June 30, 2026, the October 2024 Default Interest Derivative was valued at zero.
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
On September 8, 2025, the Company amended the SIV Convertible Notes (the “September 2025 Amendment”). The September 2025 Amendment, among other things, extended the maturity date of the July 2024 Convertible Note and the October 2024 Convertible Note to December 1, 2025, and March 1, 2026, respectively. As a result of the September 2025 Amendment, the $2.7 million outstanding principal amount of the October 2024 Convertible Note is payable in two tranches, with the first tranche of $1.0 million due on December 1, 2025, and the remaining $1.7 million, plus unpaid accrued interest, due at maturity on March 1, 2026. The September 2025 Amendment further changed the conversion price of both of the SIV Convertible Notes to an amount equal to the lower of (i) $19.81 per share and (ii) a 10% discount to the closing price of the Class A common stock on the day prior to each conversion, but in no event lower than $3.57 per share. The September 2025 Amendment was accounted for as an extinguishment of both of the SIV Convertible Notes. The Company recognized a $2.4 million loss on extinguishment in September 2025 related to the September 2025 Amendment, resulting from the difference between the carrying value and reacquisition price of the SIV Convertible Notes.
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
During April 2026, the Company converted $1.1 million of principal and $0.2 million of accrued interest on the October 2024 Convertible Note into 388,300 shares of Class A common stock. During the six months ended June 30, 2026, the Company converted $1.9 million of principal and $0.4 million of accrued interest on the October 2024 Convertible Note into 547,330 shares of Class A common stock. The conversions were accounted for under ASC Sub-Topic 470-20, with no gain or loss recognized.
During the three months ended June 30, 2025, the Company converted $0.2 million of principal on the SIV Convertible Notes into 6,307 shares of Class A common stock, accounted for as a partial extinguishment resulting in a $0.01 million gain. During the six months ended June 30, 2025, the Company converted $0.8 million of principal and $0.1 million of accrued interest on the SIV Convertible Notes into 16,952 shares of Class A common stock.
As a result of the April 2026 conversions, the Company has no remaining amounts outstanding under the October 2024 Convertible Note. For the three and six months ended June 30, 2026, interest recognized on the October 2024 Convertible Note totaled less than $0.01 million and $0.1 million, respectively. These amounts consisted of cash interest expense of less than $0.01 million and $0.1 million, respectively, and non-cash amortization of debt discount of less than $0.01 million and $0.02 million, respectively. For the three and six months ended June 30, 2025, interest recognized on the SIV Convertible Notes totaled $0.1 million and $(0.1) million, respectively. These amounts consisted of non-cash amortization of net debt premiums of $0.1 million and $0.4 million, respectively, partially offset by cash interest expense of $0.1 million and $0.3 million, respectively.
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
At-The-Market Offering
On September 19, 2025, the Company entered into an At-the-Market Equity Offering Sales Agreement with AGP (the “ATM Sales Agreement”). Pursuant to the ATM Sales Agreement, the Company may sell, from time to time, at its option, up to $7.4 million in aggregate offering price of an indeterminate amount of shares of the Class A common stock through AGP acting as sales agent. If the Company’s public float increases such that it may sell additional amounts under the ATM Sales Agreement and the 2025 Registration Statement (as defined below), the Company may file supplements to the prospectus included in the Registration Statement prior to making additional sales.
Any shares of Class A common stock to be offered and sold under the ATM Sales Agreement will be issued and sold (i) by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, or in negotiated transactions, if authorized by the Company, and (ii) pursuant to, and only upon the effectiveness of, a Registration Statement on Form S-3 filed by the Company with the SEC on September 22, 2025 for an offering of up to $50.0 million of various securities, including shares of the Company’s Class A common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings (the “2025 Registration Statement”). Under the ATM Sales Agreement, AGP will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold.
During 2025, the Company filed several prospectus supplements to the 2025 Registration Statement increasing the aggregate offering price. As of December 31, 2025, the aggregate offering price was $17.4 million. On February 6, 2026, the Company filed a prospectus supplement to the 2025 Registration Statement increasing the aggregate offering price to $21.6 million and, on February 9, 2026, the Company filed another prospectus supplement to the 2025 Registration Statement further increasing the aggregate offering price to $50.0 million.
On May 26, 2026, the Company filed a new Registration Statement on Form S-3, which was declared effective on June 4, 2026 (the “2026 Registration Statement”). On June 18, 2026, the Company filed a prospectus supplement relating to the ATM Sales Agreement under the 2026 Registration Statement, providing for the sale of up to $75.0 million in aggregate offering price of Class A common stock through AGP. This amount does not include shares previously sold under the ATM Sales Agreement. If the Company is eligible to increase the aggregate offering price available to be sold under the 2026 Registration Statement in the future, the Company may file additional supplemental prospectuses to the 2026 Registration Statement.
During the three and six months ended June 30, 2026, the Company sold 5,806,465 and 8,010,080 shares of Class A common stock, respectively, under the ATM Sales Agreement for net proceeds of $32.6 million and $45.5 million, respectively, after deducting sales commissions of $1.1 million and $1.5 million, respectively. As of June 30, 2026, $64.4 million in aggregate offering price of an indeterminate amount of shares of the Class A common stock may still be sold under the ATM Sales Agreement.
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
June 2026 Registered Direct Offering
On June 11, 2026, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company issued and sold to the investors in a Registered Direct Offering (the “June 2026 Offering”) 1,851,852 shares of Class A common stock at a purchase price of $13.50 per share.

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
The Company received aggregate gross proceeds from the June 2026 Offering of approximately $25.0 million, before deducting estimated issuance costs of $1.9 million. Net proceeds of $23.1 million from the June 2026 Offering was recorded to additional paid-in capital.
In connection with the June 2026 Offering, the Company entered into a Placement Agency Agreement, dated June 11, 2026, with A.G.P./Alliance Global Partners, the placement agent for the June 2026 Offering. The Company paid a cash placement agent commission equal to 7.0% of the gross proceeds from the June 2026 Offering, reimbursed certain legal expenses of the placement agent’s counsel, and issued warrants (the “June 2026 Placement Agent Warrants”) to purchase 92,592 shares of Class A common stock at an exercise price of $14.85 per share, exercisable beginning December 8, 2026 and expiring June 11, 2031. The grant-date fair value of the June 2026 Placement Agent Warrants of $0.7 million was accounted for as an additional equity issuance cost of the June 2026 Offering and recorded to additional paid-in capital.
The Company estimated the fair value of the June 2026 Placement Agent Warrants using the BSM option pricing model. The significant inputs into the BSM option pricing model at the initial recognition date are as follows:

Warrant term (years)	4.99
Stock price	$10.23
Volatility	100.00%
Risk-free rate	4.19%
Dividend yield	—%
May 2026 Private Placement
On May 26, 2026, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company issued and sold to the investors in a private placement (the “May 2026 Offering”) (i) 2,173,420 shares of Class A common stock at a purchase price of $8.50 per share, and (ii) pre-funded warrants (the “May 2026 Pre‑funded Warrants”) to purchase 768,580 shares of Class A common stock.
The purchase price of each May 2026 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the May 2026 Offering minus $0.00001. The May 2026 Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The May 2026 Pre-funded Warrants meet the requirements for equity classification.
The Company received aggregate gross proceeds from the May 2026 Offering of approximately $25.0 million, before deducting estimated issuance costs of $1.9 million. Net proceeds of $23.1 million from the May 2026 Offering was recorded to additional paid-in capital.
In connection with the May 2026 Offering, the Company entered into a Placement Agency Agreement, dated May 26, 2026, with A.G.P./Alliance Global Partners, the placement agent for the May 2026 Offering. The Company paid a cash placement agent commission equal to 7.0% of the gross proceeds from the May 2026 Offering, reimbursed certain legal expenses of the placement agent’s counsel, and issued warrants (the “May 2026 Placement Agent Warrants”) to purchase 147,100 shares of Class A common stock at an exercise price of $9.35 per share, exercisable beginning November 22, 2026 and expiring May 26, 2031. The grant-date fair value of the May 2026 Placement Agent Warrants of $2.4 million was accounted for as an additional equity issuance cost of the May 2026 Offering and recorded to additional paid-in capital.
The Company estimated the fair value of the May 2026 Pre-funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the May 2026 Placement Agent Warrants using the BSM option pricing model. The significant inputs into the BSM option pricing model at the initial recognition date are as follows:

Warrant term (years)	4.99
Stock price	$19.40
Volatility	100.00%
Risk-free rate	4.17%
Dividend yield	—%
The Company also entered into a Registration Rights Agreement requiring it to register the resale of the shares issued, the shares underlying the May 2026 Pre-funded Warrants, and the shares underlying the May 2026

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
Placement Agent Warrants in the May 2026 Offering. If the Company fails to satisfy specified filing or effectiveness obligations, it must pay the investor certain liquidated damages of up to an aggregate of 10.5% of the subscription amount. The Company filed the required resale registration statement on Form S-3, which the SEC declared effective on June 4, 2026, within the time periods specified in the Registration Rights Agreement. Accordingly, no event giving rise to liquidated damages has occurred, payment of liquidated damages is not probable, and no liability has been recorded as of June 30, 2026.
In June 2026, the Company issued 768,580 shares of Class A common stock as a result of the exercise of the May 2026 Pre-Funded Warrants.
April 2026 Private Placement
On April 14, 2026, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold to the investor in a private placement (the “April 2026 Offering”) (i) 450,000 shares of Class A common stock at a purchase price of $3.75 per share, and (ii) pre-funded warrants (the “April 2026 Pre‑funded Warrants”) to purchase 883,334 shares of Class A common stock.
The purchase price of each April 2026 Pre-funded Warrant was equal to the price per share of Class A common stock being sold in the April 2026 Offering minus $0.00001. The April 2026 Pre-Funded Warrants have an exercise price of $0.00001 per share and are exercisable any time after the issuance, and will not expire until exercised. The April 2026 Pre-funded Warrants meet the requirements for equity classification.
The Company received aggregate gross proceeds from the April 2026 Offering of approximately $5.0 million, before deducting estimated issuance costs of $0.4 million. Net proceeds of $4.6 million from the April 2026 Offering was recorded to additional paid-in capital.
In connection with the April 2026 Offering, the Company entered into a Placement Agency Agreement, dated April 14, 2026, with AGP, the placement agent for the April 2026 Offering. The Company paid a cash placement agent commission equal to 7.0% of the gross proceeds from the April 2026 Offering, reimbursed certain legal expenses of the placement agent’s counsel, and issued warrants (the “April 2026 Placement Agent Warrants”) to purchase 66,666 shares of Class A common stock at an exercise price of $4.125 per share, exercisable beginning October 11, 2026 and expiring April 15, 2031. The grant-date fair value of the April 2026 Placement Agent Warrants of $0.4 million was accounted for as an additional equity issuance cost of the April 2026 Offering and recorded to additional paid-in capital.
The Company estimated the fair value of the April 2026 Pre-funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the April 2026 Placement Agent Warrants using the BSM option pricing model. The significant inputs into the BSM option pricing model at the initial recognition date are as follows:

Warrant term (years)	5.00
Stock price	$6.91
Volatility	100.00%
Risk-free rate	3.90%
Dividend yield	—%
The Company also entered into a Registration Rights Agreement requiring it to register the resale of the shares issued, the shares underlying the April 2026 Pre-funded Warrants, and the shares underlying the April 2026 Placement Agent Warrants in the April 2026 Offering. If the Company fails to satisfy specified filing or effectiveness obligations, it must pay the investor certain liquidated damages of up to an aggregate of 10.5% of the subscription amount. The Company filed the required resale registration statement on Form S-3, which the SEC declared effective on April 28, 2026, within the time periods specified in the Registration Rights Agreement. Accordingly, no event giving rise to liquidated damages has occurred, payment of liquidated damages is not probable, and no liability has been recorded as of June 30, 2026.

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
In May 2026, the Company issued 883,334 shares of Class A common stock as a result of the exercise of the April 2026 Pre-Funded Warrants.
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
The Company estimated the fair value of the January 2026 Pre-Funded Warrants based on the fair value of the Company’s Class A common stock from the issuance date, less the $0.00001 exercise price. The Company estimated the fair value of the January 2026 Warrants and the January 2026 Placement Agent using the BSM option pricing model. The significant inputs into the BSM option pricing model at the initial recognition date are as follows:

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
In February 2026, the Company issued 925,926 shares of Class A common stock as a result of the exercise of the January 2026 Pre-Funded Warrants.
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
The Company determined the fair value of the August 2025 Warrants immediately before and after modification by using a BSM option pricing model and the inducement exercise price of $13.74 per share, respectively, and determined an incremental increase in fair value of approximately $1.5 million. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the August 2025 Warrants was accounted for as an additional equity issuance cost for the December 2025 Warrant Inducement, which was recorded to additional paid-in capital. The significant inputs into the BSM option pricing model immediately before modification date are as follows:

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
October 2025 Warrant Inducement Agreement
On October 14, 2025, the Company entered into a warrant inducement agreement (the “October 2025 Warrant Inducement”) with an investor who was holding the March 2025 Warrants (see discussion of the March 2025 Warrant Inducement below) and the July 2025 Warrants (see discussion of the July 2025 Offering below). Pursuant to the October 2025 Warrant Inducement, on October 14, 2025, the investor agreed to exercise for cash (i) 120,049 of the March 2025 Warrants at an exercise price of $25.53 per share and (ii) 158,925 of the July 2025 Warrants at an exercise price of $25.17 per share. The investor paid gross proceeds of $7.1 million, before deducting offering fees and other expenses of $0.5 million payable by the Company. Prior to entering into the October 2025 Warrant Inducement, the March 2025 Warrants and July 2025 Warrants were immediately exercisable at an exercise price of $35.70 per share and $25.17 per share, respectively. Net proceeds of $6.6 million from the exercise of the March 2025 Warrants and the July 2025 Warrants was recorded to additional paid-in capital.
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
In February 2026, the Company issued 19,210 shares of Class A common stock as a result of all of the B&M Pre-funded Warrants being exercised.
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
On December 23, 2025, the Company entered into a First Amendment to the ELOC (the “ELOC Amendment”) with the investor. The ELOC Amendment modified the purchase price mechanism for shares issuable upon delivery of a put notice from a fixed price of $1.24 per share to a variable price equal to 94% of the lowest trading price of the Class A common stock reported during the three consecutive trading days commencing on the date the applicable put notice is delivered. As of June 30, 2026, no shares have been sold under the ELOC.
The number of shares under the ELOC Pre-funded Warrants increased by 4,202 as the ELOC was not terminated on January 26, 2026. The Company issued 4,202 shares of Class A common stock as a result of these additional ELOC Pre-funded Warrants being exercised in January 2026.
On April 17, 2026, pursuant to certain provisions of the ELOC Pre-funded Warrants, the number of shares issuable was recalibrated based on a Reference VWAP Price, resulting in an additional 16,440 shares issuable to the investor. The Company recognized an increase in the ELOC Pre-funded Warrants liability of $0.1 million, with the change in fair value recognized in earnings. On the same date, the Company issued 16,440 shares of Class A common stock in satisfaction of the true-up, and the ELOC Pre-funded Warrants liability was extinguished, with the fair value of the shares issued reclassified to equity. No gain or loss was recognized on the extinguishment. As a result, the ELOC Pre-funded Warrants were fully settled and are no longer outstanding as of June 30, 2026.
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
On October 17, 2025, VLD converted 126,000 shares of the Company’s Series A preferred stock into 70,588 shares of Class A common stock.
During the year ended December 31, 2025, the Company only received $0.1 million out of the $3.0 million annual prepayment of services from VLD. The Company determined that $1.7 million of the prepaid services would not be utilized in the first annual period of the MSA and were thus not recoverable as of December 31, 2025. In relation to this underutilization of prepaid services, $0.2 million of other income was recognized for an increase in the fair value of the Credit Provision Derivative. The Credit Provision Derivative asset, which was recorded in prepaids and other current assets in the condensed consolidated balance sheets as of December 31, 2025, has no remaining balance, and the amounts owed from VLD are included in accounts receivable, as of June 30, 2026.
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

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 9. Stockholders' Equity (cont.)
Warrants
The Company’s outstanding stock purchases warrants are summarized as follows:

Tranche	Exercise Price	Expiration Date	June 30, 2026	December 31, 2025
Private Warrants	$143,693.00	08/12/26	903	903
Public Warrants	$143,693.00	08/12/26	691	691
September 2024 Placement Agent Warrants	$158.06	09/17/29	2,002	2,002
October 2024 SIV Warrants	$19.81	04/24/30	15,124	15,124
December 2024 SIV Warrants	$19.81	04/24/30	10,828	10,828
December 2024 Placement Agent Warrants	$121.74	12/18/29	2,241	2,241
December 2024 Wolverine Warrants (1)	$3.80	12/13/29	—	1,597
February 2025 Placement Agent Warrants	$77.07	02/11/30	3,569	3,569
Initial Tranche Warrants (1)	$3.80	06/18/30	—	26,688
Second Tranche Warrants (1)	$3.80	06/18/30	—	26,688
September 2025 SIV Warrants	$19.81	09/13/30	112,045	112,045
September 2025 Warrants	$24.99	09/25/30	81,847	81,847
October 2025 Warrants (2)	$13.74	12/09/30	—	418,465
December 2025 Warrants (2)	$13.74	12/09/30	—	408,576
December 2025 SIV Warrants	$14.10	12/05/30	13,446	13,446
January 2026 Placement Agent Warrants	$5.94	01/06/31	46,296	—
April 2026 Placement Agent Warrants	$4.13	04/15/31	66,666	—
May 2026 Placement Agent Warrants	$9.35	05/26/31	147,100	—
June 2026 Placement Agent Warrants	$14.85	06/11/31	92,592	—
(1) The exercise price of these warrants was reduced from $4.87 to $3.80 per share during the six months ended June 30, 2026 as a result of down-round adjustments triggered by sales under the Company’s ATM Sales Agreement. These warrants were exercised in full in May 2026, resulting in the issuance of 54,973 shares of Class A common stock for gross proceeds of $0.2 million.
(2) The October 2025 Warrants and December 2025 Warrants were amended in January 2026 to reduce the exercise price and extend the expiration date, as discussed under January 2026 Offering discussion above, and are referred to as the January 2026 Modified Warrants thereafter. The January 2026 Modified Warrants were exercised in full in May 2026, resulting in the issuance of 827,041 shares of Class A common stock for gross proceeds of $4.4 million.
The January 2026 Warrants, issued in connection with the January 2026 Offering, were exercised in full in May 2026, resulting in the issuance of 925,926 shares of Class A common stock for gross proceeds of $5.0 million.
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
On May 19, 2026, the Company adopted the second amendment to the 2021 Plan to increase the number of shares of Class A common stock available for issuance under the 2021 Plan by 500,000 shares and to increase the annual evergreen percentage from 3.0% to 5.0%. All other terms of the 2021 Plan remained the same.
During the six months ended June 30, 2026, the shares available for grant under the 2021 Plan increased by 564,964 due to the second amendment and evergreen provision.
As of June 30, 2026, there were 245,710 shares remaining available for grant. Grant activity under the 2021 Plan is described below.
2021 Employee Stock Purchase Plan
In 2021, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP”), under which 284 shares of Class A common stock were initially reserved for issuance. The 2021 ESPP provides a means by which eligible employees of the Company may be given an opportunity to purchase shares of Class A common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. The 2021 ESPP has an evergreen provision which allows for shares available for issuance under the plan to be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, in each case, in an amount equal to (i) half a percent (0.5%) of the outstanding shares on the last day of the calendar month prior to the date of such automatic increase or (ii) 284 shares. In 2024, participation in the 2021 ESPP was suspended by the Board of Directors. The Company has an outstanding liability pertaining to the 2021 ESPP of $4 thousand as of June 30, 2026, included in accrued expenses, for employee contributions to the 2021 ESPP, which will be refunded to participants due to the suspension of the plan. As of June 30, 2026, there were 284 shares remaining available for issuance.

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
During the six months ended June 30, 2026, the shares available for issuance under the 2022 Plan increased by 50,000 due to the evergreen provision.
As of June 30, 2026, only RSU grants have been made under the 2022 Plan and there were 54,502 shares remaining available for issuance. Grant activity under the 2022 Plan is described below.
Options Activity
The following table sets forth the summary of options activity, under the 2018 Plan and the 2021 Plan, for the six months ended June 30, 2026:

(in thousands, except share-based data)	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	2,424	$632.86
Granted	—	—
Forfeitures	—	—
Outstanding as of June 30, 2026	2,424	$632.86	8.9	$—
Exercisable as of June 30, 2026	1,976	$713.07	8.8	$—
Vested and expected to vest as of June 30, 2026	2,424	$632.86	8.9	$—
As of June 30, 2026, there was an immaterial amount of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 0.4 years.
Restricted Stock Unit and Restricted Stock Award Activity
The following table sets forth the summary of RSU and RSA activity, under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan, for the six months ended June 30, 2026. RSAs were an immaterial portion of activity for the period:

	Shares	Weighted Average Grant Date Fair Value (i.e. Share Price)
Outstanding as of December 31, 2025	42,604	$68.29
Granted	341,141	5.48
Released	(12,688)	85.41
Forfeited	(1,055)	9.00
Outstanding as of June 30, 2026	370,002	$9.97

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 10. Stock-based Compensation (cont.)
Included in the outstanding RSUs as of June 30, 2026, are 1,824 vested RSUs that have not yet been released. As of June 30, 2026, there was a total of $1.7 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.6 years.
Stock-based Compensation
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by expense type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development expenses	$46	$136	$125	$348
Selling, general and administrative expenses	143	831	386	1,676
Total	$189	$967	$511	$2,024
The following table sets forth the stock-based compensation under the Initial Plan, the 2018 Plan, the 2021 Plan, and the 2022 Plan by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Options	$2	$6	$4	$48
RSUs & RSAs	187	961	507	1,976
Total	$189	$967	$511	$2,024
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
As the Company incurred a net loss for the three and six months ended June 30, 2026 and 2025, the inclusion of preferred stock, certain options, unvested stock units, warrants, convertible promissory notes, and contingent Sponsor Earnout Shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.
The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Preferred shares outstanding	—	377,260	—	377,260
Options and unvested stock units outstanding	372,426	41,993	372,426	41,993
Warrants outstanding	595,350	228,369	595,350	228,369
Convertible promissory notes	—	88,552	—	88,552
Unvested shares related to VLD MSA	—	26,749	—	26,749
Contingent Sponsor Earnout Shares	116	116	116	116
Total	967,892	763,039	967,892	763,039

Tables of Contents
MOMENTUS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies
Purchase Obligations
Momentus enters into purchase obligations in the normal course of business. These obligations include purchase orders and agreements to purchase goods or services that are enforceable, legally binding, and have significant terms and minimum purchases stipulated. As of June 30, 2026, the Company’s future unconditional purchase obligations are as follows:

(in thousands)
Remainder of 2026	$3,371
Total	$3,371
Legal Proceedings
Except as noted below, there have been no material changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. The Company continues to monitor the status of those proceedings, and developments will be disclosed in future filings as necessary.
Founder Litigation
On March 5, 2026, Lev Khasis filed a verified complaint against the Company in Delaware Court of Chancery (Case No. 2026-0179-DG) seeking indemnification and advancement expenses from the Company in connection with the National Security Agreement (“NSA”) and investigation by the SEC. Legal counsel to Khasis indicated that total expenses for which Mr. Khasis seeks indemnification is approximately $1.2 million plus legal expenses in connection with this suit. On April 6, 2026, the Company and Mr. Khasis entered into a confidential settlement and release agreement settling the claim for $0.4 million and the suit was dismissed with prejudice.
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
Under the sublease for 3901, under certain circumstances, the Company would have an obligation to restore certain modifications prior to termination of the lease. The Company attempted to negotiate with the sublandlord and the landlord regarding a financial settlement. The Company believes that it is probable that it will be required to pay a yet-to-be-determined amount of restoration costs. Total restoration costs should not exceed $0.7 million to $0.8 million based on construction proposals received by the Company and the sublandlord. However, the Company’s obligation to restore certain alterations is subject to the landlord’s having designated such alterations for removal at the time the landlord approved the Company’s alteration plans. The Company has requested documentation from the landlord to evidence the Company’s restoration obligations. The Company has not yet received such documentation. The Company has recorded an asset retirement obligation (“ARO”) of $0.5 million related to these restoration costs.

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
Accrued Loss Contingencies
As of June 30, 2026, the Company has recorded accruals for certain probable loss contingencies and an ARO. These include $1.3 million for the ANV claim, $0.3 million for the 3901 sublease complaint, and a $0.5 million ARO recognized for the 3901 sublease. The $1.6 million of probable loss contingencies are recorded in litigation settlement contingency in the condensed consolidated balance sheets, and the $0.5 million ARO is recorded in other current liabilities in the condensed consolidated balance sheets. The Company believes these accruals are adequate based on information currently available.
Note 13. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2026 and 2025, respectively, was zero percent. The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain nondeductible items, state and local income taxes, the absence of current income tax, and a full valuation allowance for deferred tax assets.
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
Note 14. Segment Information
The Company operates as one operating segment. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss and net cash

MOMENTUS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 14. Segment Information (cont.)
used in operations to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between research and development and selling, general and administrative expenses and determination of cash from financing activities required.
The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Service revenue	$25	$191	$3,240	$513
Cost of revenue	—	2	1,398	2
Gross profit	25	189	1,842	511
Operating expenses:
Research and development expenses	4,226	2,193	8,395	4,108
Selling, general and administrative expenses	3,904	3,940	10,244	8,532
Total operating expenses	8,130	6,133	18,639	12,640
Loss from operations	(8,105)	(5,944)	(16,797)	(12,129)

Other income (expense), net:
Realized loss on disposal of assets	(12)	—	(338)	—
Interest income	308	2	422	6
Interest expense	(116)	(91)	(702)	65
Gain on debt extinguishment	—	13	—	71
Change in fair value of convertible debt carried at fair value	—	(835)	—	(835)
Change in fair value of warrant liability	(123)	—	(123)	—
Other income (expense)	(221)	405	(211)	200
Total other income (expense), net	(164)	(506)	(952)	(493)
Net loss	$(8,269)	$(6,450)	$(17,749)	$(12,622)
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

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosure of non-cash investing and financing activities
Equity issuance costs included in accounts payable and accrued expenses at period end	$173	$—
Issuance of common stock in settlement of accounts payable and customer deposits	95	338
Issuance costs related to warrant modifications	348	400
Issuance costs related to placement agent warrants	4,551	—
Issuance of common stock upon conversion of SIV Convertible Notes	2,267	862
Issuance of common stock upon conversion of September 2025 Convertible Note	711	—
Issuance of common stock upon settlement of May 2025 Convertible Note	606	—
Issuance of common stock upon exercise of warrant liability	123	—

Supplemental disclosure of cash flow information
Cash paid for interest	$65	$58
Operating lease payments included in operating cash flows	488	814
Note 16. Subsequent Events
At-The-Market Offering
During July and August of 2026, the Company issued an aggregate of 1,500,000 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $6.4 million, before deducting estimated issuance costs of $0.2 million. Up to $58.0 million in aggregate principal amount of an indeterminate amount of shares of the Class A common stock may still be sold under the ATM Sales Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited and unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our Annual Report on Form 10-K filed with the SEC on March 31, 2026. This discussion and analysis should also be read together with our financial information for the period ended as of June 30, 2026. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Risk Factors” under Part II, Item 1A: “Risk Factors,” in this Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, and “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward‑looking statements.
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
Overview
Momentus offers or plans to offer satellites, satellite buses, satellite technologies and components, including solar arrays, and transportation, communications and infrastructure services for commercial companies and to support the missions of U.S. and friendly governments. Government and commercial satellite operators and space technology companies and organizations are our target commercial customers. Momentus is also seeking business in support of U.S. government missions for departments and agencies like NASA and the U.S. Department of War/ Department of Defense.
We provide or plan to provide satellites, satellite buses, satellite technologies and components, including solar arrays, 3D printed propulsion tanks, integration of payload instruments, communication, tracking, and other satellite services, “last mile” satellite transportation, payload-hosting, on‑orbit satellite refueling, on-orbit inspection, on‑orbit satellite maintenance, de-orbiting, debris removal, and other satellite-to-satellite service offerings.
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
Momentus offers the Vigoride satellite bus to both commercial and U.S. government customers. The market for satellite buses in this class is substantial and growing. Momentus also offers a smaller satellite bus based on a smaller scale version of the Vigoride bus called Vigoride Lite.
Momentus has launched five missions to date, deployed 17 customer satellites, and provided hosted payload services. Four of these missions involved operation of the Vigoride OSV in orbit. During these four Vigoride missions, the system and technology were tested repeatedly. Improvements based on lessons learned during these missions were rapidly incorporated. As a result of these four missions, the Vigoride OSV has been successfully demonstrated in space and accumulated significant flight heritage. The fifth mission involved use of a deployer system to carry and orbit customer satellites.
On March 30, 2026, the Vigoride 7 OSV was launched to low Earth orbit with 10 payloads. This mission is scheduled to last several months and includes payloads from government and commercial customers, including DARPA, SpaceWERX which is the innovation organization of the U.S. Space Force, the U.S. Air Force Research Laboratory, NASA, and commercial customers.
As of the date of this filing, the Vigoride 7 OSV has completed a series of orbit-lowering maneuvers, reducing its altitude by nearly 20 kilometers through more than 50 controlled operations of its onboard water-based Microwave Electrothermal Thrusters (“METs”), which have now been used cumulatively over 400 times across the Company's missions since 2023.
The Company's Vigoride 8 mission, expected to launch in 2027, is fully booked with two NASA payloads, and the Company has begun work on its Vigoride 9 spacecraft, including signing an initial customer contract for this mission.
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
During the three and six months ended June 30, 2026, the Company recognized $0.03 million and $3.2 million and of revenue, respectively, primarily from the completion of performance obligations on hosted payload services and engineering services performed for U.S. government and engineering project services.
As of June 30, 2026, the Company had signed contracts with customers and had collected approximately $0.3 million in customer deposits, $0.1 million of which are recorded as non-current contract liabilities in our condensed consolidated balance sheets.
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
As of June 30, 2026, we have expensed all research and development costs associated with developing and building our vehicles.
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
Comparison of Financial Results for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Service revenue	$25	$191	$(166)	(87%)
Cost of revenue	—	2	(2)	(100%)
Gross profit	25	189	(164)	(87%)

Operating expenses:
Research and development expenses	4,226	2,193	2,033	93%
Selling, general and administrative expenses	3,904	3,940	(36)	(1%)
Total operating expenses	8,130	6,133	1,997	33%
Loss from operations	(8,105)	(5,944)	(2,161)	36%

Other income (expense), net:
Realized loss on disposal of assets	(12)	—	(12)	(100%)
Interest income	308	2	306	15300%
Interest expense	(116)	(91)	(25)	27%
Gain on debt extinguishment	—	13	(13)	(100%)
Change in fair value of convertible debt carried at fair value	—	(835)	835	(100%)
Change in fair value of warrant liability	(123)	—	(123)	(100%)
Other income (expense)	(221)	405	(626)	(155%)
Total other income (expense), net	(164)	(506)	342	(68%)
Net loss	$(8,269)	$(6,450)	$(1,819)	28%
Service revenue
Revenue recognized during the three months ended June 30, 2026, was from hosted payload services related to the Vigoride 7 mission. Revenue recognized during the three months ended June 30, 2025, was primarily driven by $0.2 million of engineering services performed for the Space Development Agency agreement.
Cost of revenue
The costs associated with performing engineering services for the Space Development Agency agreement during the three months ended June 30, 2025, were capitalized in cost of revenue. We tracked the individual hours worked in the project and allocated the portion of headcount cost from research and development operating expenses to cost of revenue.
Research and development expenses
Research and development expenses increased from $2.2 million in the three months ended June 30, 2025, to $4.2 million in the three months ended June 30, 2026. Subcontractor costs increased by $0.6 million. Payroll costs increased by $0.9 million, this increase was net of a decrease of $0.1 million in non-cash stock based compensation. Other miscellaneous fees, such as materials and overhead, increased by $0.5 million.
Selling, general and administrative expenses
Selling, general and administrative expenses were consistent at $3.9 million in the three months ended June 30, 2025, and $3.9 million in the three months ended June 30, 2026. Payroll costs increased by $0.2 million, this increase was net of a decrease of $0.7 million in non-cash stock based compensation. Other miscellaneous fees, such as insurance and overhead, increased by $0.6 million. SEC and legal services expenses decreased by $0.8 million.
Realized loss on disposal of assets
The realized loss on disposal of assets for the three months ended June 30, 2026, was due to losses from the write-off of machinery and equipment. There was no loss on disposal recognized during the three months ended June 30, 2025.
Interest income
The $0.3 million of interest income for the three months ended June 30, 2026, was primarily due to increased cash held in interest bearing accounts due to financing activities completed during 2026. See Note 9 for additional information and the Liquidity and Capital Resources discussion below.
Interest expense
Interest expense was consistent at $0.1 million for the three months ended June 30, 2025, and $0.1 million for the three months ended June 30, 2026. The interest expense recognized was primarily due to cash interest accruals and amortization of the debt discount on the SIV Convertible Notes and the September 2025 Convertible Note. See Note 8 for additional information.
Gain on debt extinguishment
The gain on extinguishment of debt recognized for the three months ended June 30, 2025, was due to the amendment of the SIV Convertible Notes. See Note 8 for additional information. There was no gain or loss on extinguishment recognized during the three months ended June 30, 2026.
Change in fair value of convertible debt carried at fair value
The change in fair value of convertible debt carried at fair value for the three months ended June 30, 2025, was due to the change in fair value of the May 2025 Loan. See the Fair Value Measurement discussion in Note 2 for additional information. There was no change in fair value of convertible debt carried at fair value recognized during the three months ended June 30, 2026.
Change in fair value of warrant liability
The change in fair value of warrant liability for the three months ended June 30, 2026, was due to the change in fair value of the ELOC Pre-funded Warrants. See the Fair Value Measurement discussion in Note 2 for additional information. There was no change in fair value of warrant liability recognized during the three months ended June 30, 2025.
Other income (expense)
Other expense of $0.2 million during the three months ended June 30, 2026, was primarily due to fees incurred related to debt conversions (see Note 8). Other income of $0.4 million during the three months ended June 30, 2025, was primarily due to an employee retention credit under the CARES Act.

Comparison of Financial Results for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Service revenue	$3,240	$513	$2,727	532%
Cost of revenue	1,398	2	1,396	69800%
Gross profit	1,842	511	1,331	260%

Operating expenses:
Research and development expenses	8,395	4,108	4,287	104%
Selling, general and administrative expenses	10,244	8,532	1,712	20%
Total operating expenses	18,639	12,640	5,999	47%
Loss from operations	(16,797)	(12,129)	(4,668)	38%

Other income (expense), net:
Realized loss on disposal of assets	(338)	—	(338)	(100%)
Interest income	422	6	416	6933%
Interest expense	(702)	65	(767)	(1180%)
Gain on debt extinguishment	—	71	(71)	(100%)
Change in fair value of convertible debt carried at fair value	—	(835)	835	(100%)
Change in fair value of warrant liability	(123)	—	(123)	(100%)
Other income (expense)	(211)	200	(411)	(206%)
Total other income (expense), net	(952)	(493)	(459)	93%
Net loss	$(17,749)	$(12,622)	(5,127)	41%
Service revenue
Service revenue increased $2.7 million, from $0.5 million for the six months ended June 30, 2025, to $3.2 million for the six months ended June 30, 2026. The increase was driven by two factors. First, the Company recognized $1.6 million of revenue from hosted payload services related to the Vigoride 7 mission during the six months ended June 30, 2026, compared to no hosted payload services revenue during six months ended June 30, 2025. Second, engineering project services revenue increased $1.2 million, from $0.4 million for the six months ended June 30, 2025, to $1.6 million for the six months ended June 30, 2026, primarily due to expanded work for NASA and continued work under the DARPA NOM4D and DARPA BRIDGES programs. The remaining components of service revenue consist of forfeited customer deposits upon contract expiration, which were zero and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
Cost of revenue
Cost of revenue for the six months ended June 30, 2026, was primarily due to the launch cost allocated to customer payloads on the Vigoride 7 mission.
Research and development expenses
Research and development expenses increased from $4.1 million in the six months ended June 30, 2025, to $8.4 million in the six months ended June 30, 2026. The increase was primarily due to a $1.7 million increase in payroll costs, a $1.2 million increase in subcontractor costs, and a $1.4 million increase in other miscellaneous fees, such as information technology and facilities overhead allocation.
Selling, general and administrative expenses
Selling, general and administrative expenses increased from $8.5 million in the six months ended June 30, 2025, to $10.2 million in the six months ended June 30, 2026. The increase is primarily due to (i) an increase in legal expenses of $0.6 million, (ii) a $1.0 million increase in other miscellaneous fees, such as insurance and subscriptions, and (iii) a $0.1 million increase in payroll related expenses.

Realized loss on disposal of assets
The realized loss on disposal of assets for the six months ended June 30, 2026, was due to losses from the write-off of machinery and equipment. There was no loss on disposal recognized during the six months ended June 30, 2025.
Interest income
The $0.4 million of interest income for the six months ended June 30, 2026, was primarily due to increased cash held in interest bearing accounts due to financing activities completed during 2026. See Note 9 for additional information and the Liquidity and Capital Resources discussion below.
Interest expense
Interest expense increased from $(0.1) million for the six months ended June 30, 2025, to $0.7 million for the six months ended June 30, 2026. The interest increase is primarily due to an increase in cash interest accrual and amortization of the debt discount on the SIV Convertible Notes and the September 2025 Convertible Note in 2026, while interest expense was decreased during the six months ended June 30, 2025, due to amortization of the debt premium on the SIV Convertible Notes. See Note 8 for additional information.
Gain on debt extinguishment
The gain on extinguishment of debt recognized for the six months ended June 30, 2025, was due to the amendment of the SIV Convertible Notes. See Note 8 for additional information. There was no gain or loss on extinguishment recognized during the six months ended June 30, 2026.
Change in fair value of convertible debt carried at fair value
The change in fair value of convertible debt carried at fair value for the six months ended June 30, 2025, was due to the change in fair value of the May 2025 Loan. See the Fair Value Measurement discussion in Note 2 for additional information. There was no change in fair value of convertible debt carried at fair value recognized during the six months ended June 30, 2026.
Change in fair value of warrant liability
The change in fair value of warrant liability for the six months ended June 30, 2026, was due to the change in fair value of the ELOC Pre-funded Warrants. See the Fair Value Measurement discussion in Note 2 for additional information. There was no change in fair value of warrant liability recognized during the six months ended June 30, 2025.
Other income (expense)
Other expense of $0.2 million during the six months ended June 30, 2026, was primarily due to fees incurred related to debt conversions (see Note 8). Other income of $0.2 million during the six months ended June 30, 2025, was primarily due to an employee retention credit under the CARES Act.
Liquidity and Capital Resources
Capital Resources and Recent Financing Transactions
As described in Note 1 in the notes to our condensed consolidated interim financial statements included elsewhere in this Form 10-Q, management has concluded that the financings completed since December 31, 2025, including approximately $109.9 million of net cash provided by financing activities during the six months ended June 30, 2026, together with the Company's current cash position, expected operating plan, and forecasted liquidity needs.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(14,883)	$(7,422)
Investing activities	(216)	—
Financing activities	109,942	5,982
Net change in cash and cash equivalents	$94,843	$(1,440)

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026, was $14.9 million, consisting primarily of headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $0.5 million, were $6.6 million. Professional fees were $3.9 million, which includes $1.5 million in legal fees. Office overhead and other general corporate expenses were $3.8 million, which includes insurance costs of $0.5 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $2.2 million. These cash outflows were partially offset by gross profit of $1.8 million primarily related to the fulfillment of performance obligations for Vigoride 7 customers during the six months ended June 30, 2026. Additionally, the Company had a change in operating assets and liabilities of $0.2 million during the six months ended June 30, 2026.
Net cash used in operating activities for the six months ended June 30, 2025, was $7.4 million, driven primarily by headcount costs, research and development activities, legal expenses, and professional fees, as well as net cash changes in operating assets and liabilities.
Headcount related payroll costs, excluding stock-based compensation of $2.0 million, were $3.3 million. Professional fees were $3.5 million, which includes $0.9 million in legal fees. Office overhead and other general corporate expenses were $2.4 million, which includes insurance costs of $0.5 million. Research and Development activity expenses, including materials, components, and subcontractor costs were $0.8 million. These cash outflows were partially offset by gross profit of $0.5 million primarily related to the fulfillment of performance obligations during the six months ended June 30, 2025. Additionally, the Company had a change in operating assets and liabilities of $1.7 million during the six months ended June 30, 2025.
Investing Activities
Net cash used in investing activities was $0.2 million for six months ended June 30, 2026, which consisted of purchases of machinery and equipment.
Financing Activities
Net cash provided by financing activities was $109.9 million for the six months ended June 30, 2026, primarily due to gross proceeds of (i) $107.0 million received for shares sold under the ATM Sales Agreement, January 2026 Offering, April 2026 Offering, May 2026 Offering, and June 2026 Offering, and (ii) $9.6 million received upon exercise of warrants. These gross proceeds were partially offset by (i) principal repayments of $0.8 million on the SIV Convertible Notes and the September 2025 Convertible Note and (ii) $5.9 million in issuance costs related to common stock and related warrants.
Net cash provided by financing activities was $6.0 million for the six months ended June 30, 2025, primarily due to gross proceeds of approximately (i) $5.0 million received from the February 2025 Offering, (ii) $2.1 million received from the March 2025 Warrant Inducement, and (iii) $0.8 million received from the May 2025 Loan. These gross proceeds were partially offset by (i) principal repayments of $0.7 million on the SIV Convertible Notes and (ii) $1.2 million in issuance costs related to common stock and related warrants.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, we had cash and cash equivalents of $107.6 million, which were primarily invested in highly liquid investments purchased with a remaining maturity of three months or less. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.
Foreign Currency Risk
There were no material foreign currency transactions for the three and six months ended June 30, 2026 and 2025.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2026. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were effective as of June 30, 2026.
Our management, including our CEO and CFO, has concluded that the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
ITEM 6. Exhibits

Exhibit Number	Description of Exhibit
1.1	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 15, 2026).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2026).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 16, 2026).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 29, 2026).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 29, 2026).
4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2026).
10.1
Fourth Amendment to Momentus Inc. 2022 Inducement Equity Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333 294837) filed on April 1, 2026).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2026).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2026).
10.4	Second Amendment to the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2026).
10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2026).
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 29, 2026).
10.7	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2026).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under The Securities Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

MOMENTUS INC.

Date: August 11, 2026	By:	/s/ John Rood
	Name:	John Rood
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Lon Ensler
	Name:	Lon Ensler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)